Form 10-Q
period 2014-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2014-05-07
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-186073 (1933 Act)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1749436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Suite 300, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 270-9200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 7, 2014, there were 22,222 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and for the Period from January 11, 2013 (Date of Inception) through March 31, 2013	4
Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2014 and for the Period from January 11, 2013 (Date of Inception) through March 31, 2013	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and for the Period from January 11, 2013 (Date of Inception) through March 31, 2013	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	64
Item 4. Mine Safety Disclosures	64
Item 5. Other Information	64
Item 6. Exhibits	64
Signatures	65

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash	$202,000	$202,000
Prepaid expenses	153,000	—
Total assets	$355,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,000	$—
Accounts payable due to affiliates	174,000	—
Total liabilities	184,000	—

Commitments and contingencies (Note 3)

Redeemable noncontrolling interest (Note 4)	1,000	—

Equity:
Stockholder's equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 22,222 shares issued and outstanding	—	—
Additional paid-in capital	215,000	200,000
Accumulated deficit	(45,000)	—
Total stockholder's equity	170,000	200,000
Noncontrolling interest (Note 5)	—	2,000
Total equity	170,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$355,000	$202,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and
for the Period from January 11, 2013 (Date of Inception) through March 31, 2013
(Unaudited)

	Three Months Ended March 31, 2014	Period from January 11, 2013 (Date of Inception) through March 31, 2013
Expenses:
General and administrative	$46,000	$—
Total expenses	46,000	—
Net loss	(46,000)	—
Less: Net loss attributable to redeemable noncontrolling interest	1,000	—
Net loss attributable to controlling interest	$(45,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(2.03)	$—
Weighted average number of common shares outstanding — basic and diluted	22,222	22,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2014 and
for the Period from January 11, 2013 (Date of Inception) through March 31, 2013
(Unaudited)

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Amortization of restricted common stock compensation	—	—	15,000	—	15,000	—	15,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(45,000)	(45,000)	—	(45,000)
BALANCE — March 31, 2014	22,222	$—	$215,000	$(45,000)	$170,000	$—	$170,000

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — January 11, 2013	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — March 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and
for the Period from January 11, 2013 (Date of Inception) through March 31, 2013
(Unaudited)

	Three Months Ended March 31, 2014	Period from January 11, 2013 (Date of Inception) through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,000)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of restricted common stock compensation	15,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(153,000)	—
Accounts payable and accrued liabilities	10,000	—
Accounts payable due to affiliates	174,000	—
Net cash provided by operating activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	200,000
Contribution from noncontrolling interest to operating partnership	—	2,000
Net cash provided by financing activities	—	202,000
NET CHANGE IN CASH	—	202,000
CASH — Beginning of period	202,000	—
CASH — End of period	$202,000	$202,000
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Reclassification of noncontrolling interest	$2,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and
for the Period from January 11, 2013 (Date of Inception) through March 31, 2013
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiary, Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2014, or the first year in which we commence material operations.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, or by its affiliates are not counted towards the minimum offering.
We will conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 26, 2015 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is jointly owned and managed by American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. We are not affiliated with Griffin Capital or Griffin Securities; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
As of March 31, 2014, we have neither purchased nor contracted to purchase any investments, and our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
We intend to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2014 and December 31, 2013, we owned a 99.0% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2014 and December 31, 2013, our advisor owned a 1.0% noncontrolling limited partnership interest in our operating partnership.
Our operating partnership currently has no operations and no assets other than the partners’ initial capital contributions. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our prospectus contained within our Registration Statement on Form S-11 (File No. 333-186073, effective February 26, 2014), as filed with the SEC.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Prepaid Expenses
As of March 31, 2014, prepaid expenses consists of prepayments of annual directors’ and officers’ liability insurance premiums. Prepaid expenses are amortized over the related contract periods.
Restricted Cash Held in Escrow
Restricted funds held in escrow of $770,000 as of March 31, 2014, including $750,000 received from shares sold to our executive officers and directors, our dealer manager, and our advisor and its affiliates, are not included in our assets in our accompanying condensed consolidated balance sheets and consist of funds received in connection with subscription agreements to purchase shares of our common stock in connection with our offering. We are required to raise the minimum offering on or before February 26, 2015 (one year following the commencement of our offering), or the funds raised, including interest, will be returned to the subscribers. As of March 31, 2014, we had not raised the minimum offering. Therefore, as of March 31, 2014, the funds were held in an escrow account and will not be released to or available to us until the minimum offering is raised.
Stock Compensation
We follow Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 5, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2014, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our future annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for our taxable year ending December 31, 2014, we will not benefit from the loss incurred for the three months ended March 31, 2014.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of March 31, 2014, we have neither purchased nor contracted to purchase any investments. As such, we evaluate current operations as one segment and do not report segment information.
Recently Issued Accounting Pronouncement
In April 2014, the FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, which amends the definition of a discontinued operation to raise the threshold for disposals to qualify as discontinued operations and requires additional disclosures about disposal transactions. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components either (i) has been disposed of or (ii) is classified as held for sale. In addition, ASU 2014-08 requires additional disclosures about both (i) a disposal transaction that meets the definition of a discontinued operation and (ii) an individually significant component of an entity that is disposed of or held for sale that does not qualify for discontinued operations presentation in the financial statements. We anticipate that the majority of our property dispositions will not be classified as discontinued operations. ASU 2014-08 is effective prospectively for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 on January 1, 2014, which did not have an impact on our condensed consolidated financial statements.
3. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our offering. As of March 31, 2014 and December 31, 2013, our advisor and its affiliates have incurred expenses of $1,414,000 and $1,077,000, respectively, on our behalf. These expenses are not recorded in our condensed consolidated balance sheets because such costs will not become our liability until we reach the minimum offering, and then only to the extent that other organizational and offering expenses do not exceed 2.0% of the gross offering proceeds from our offering. When recorded by us, other organizational expenses will be expensed as incurred, as applicable, and offering expenses will be charged to stockholder's equity as such amounts will be reimbursed to our advisor or its affiliates from the gross proceeds of our offering.
4. Redeemable Noncontrolling Interest
A noncontrolling interest that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 6, Related Party Transactions — Liquidity Stage — Subordinated Distribution Upon Listing and Note 6, Related

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of the redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value.
As of March 31, 2014, we owned a 99.0% general partnership interest in our operating partnership and our advisor owned a 1.0% limited partnership interest in our operating partnership. See Note 5, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion.
The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the three months ended March 31, 2014:

Amount
Balance — December 31, 2013	$—
Reclassification from equity	2,000
Net loss attributable to redeemable noncontrolling interest	(1,000)
Balance — March 31, 2014	$1,000
5. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. We are offering to the public up to$1,900,000,000 of shares of our common stock, consisting of up to $1,750,000,000 of shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.50 per share pursuant to the DRIP.
On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership.
Offering Costs
Selling Commissions
Our dealer manager will receive selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. Our dealer manager did not receive selling commissions for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013. Selling commissions are not recorded in our accompanying condensed consolidated financial statements because such commissions will not become our liability until we have raised the minimum offering. When recorded by us, selling commissions will be charged to stockholder's equity as such amounts will be reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager will receive a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager did not receive dealer manager fees for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013. Dealer manager fees are not recorded in our accompanying condensed consolidated financial statements because such dealer manager fees will not become our liability until we have raised the minimum offering. When recorded by us, dealer manager fees will be charged to stockholder's equity as such amounts will be reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Common Stock Held in Escrow
As of March 31, 2014, in connection with our offering, we had received subscriptions for $770,000, including $750,000 invested by our executive officers that are not counted towards the minimum offering.
Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin American Advisor became our advisor. As our advisor, Griffin American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, on February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 4, Redeemable Noncontrolling Interest, for a further discussion.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering at an offering price of $9.50 per share. No reinvestment of distributions were made for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013.
Share Repurchase Plan
Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one year holding period at 92.5% to 100% of each stockholder's repurchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there is insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as followed: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were made for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013.
2013 Incentive Plan
Under the terms of our incentive plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards, will be no more than 2,000,000 shares. As of March 31, 2014, we have not granted any awards under our incentive plan. However, upon the election of our two independent directors to our board of directors on February 25, 2014, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering, or the grant date. On the grant date, 20.0% of such restricted common stock will immediately vest and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

From the service inception date to the grant date, we recognize compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. After the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2014, we did not anticipate or assume any forfeitures. For the three months ended March 31, 2014, we recognized compensation expense of $15,000, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of March 31, 2014, there was $85,000 of total unrecognized compensation expense, net of estimated forfeitures, related to shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.07 years.
6. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital or Griffin Securities. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses, related to our offering. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, our advisor or its affiliates incurred operating expenses on our behalf of $174,000 and $0, respectively.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. We did not incur any other organizational and offering expenses for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013. Other organizational and offering expenses are not recorded in our accompanying condensed consolidated financial statements because such expenses will not become our liability until we have raised the minimum offering, and then only to the extent that other organizational and offering expenses do not exceed 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering. When recorded by us, such expenses will be charged to stockholder's equity as such amounts will be reimbursed to our advisor or its affiliates from the gross proceeds of our offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates will receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions will be paid as follows: (i) in shares of common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the price paid to acquire a share of common stock in our offering, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.00% of the contract purchase price. Notwithstanding the foregoing, if we are no longer in our offering stage, the 2.25% acquisition fee for property acquisitions shall be paid in cash. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
Acquisition fees in connection with the acquisition of properties will be expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and included in acquisition related expenses in our accompanying

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

condensed consolidated statements of operations. Acquisition fees in connection with the acquisition of real estate-related investments will be capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any acquisition fees to our advisor or its affiliates.
Development Fee
Our advisor or its affiliates will receive, in the event our advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development.
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction.
Reimbursements of acquisition expenses will be expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments will be capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any acquisition expenses to our advisor or its affiliates.
Operational Stage
Asset Management Fee
Our advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any asset management fees to our advisor or its affiliates. When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract its property management duties to any third-party and provide oversight of such third party property manager. Our advisor or its affiliates will be paid a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant net leased property, (ii) a 1.5% property management oversight fee for any property that is not stand-alone, single-tenant net leased and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property, or

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single tenant net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any property management fees to our advisor or its affiliates. When incurred by us, property management fees will be included in rental expenses in our accompanying condensed consolidated statements of operations.
Lease Fees
We may pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any lease fees to our advisor or its affiliates.
When incurred by us, lease fees will be capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any construction management fees to our advisor or its affiliates.
When incurred by us, construction management fees will be capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or will be expensed and included in our accompanying condensed consolidated statements of operations, as applicable.
Operating Expenses
We will reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, beginning with the four consecutive fiscal quarters ending June 30, 2014, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, our advisor or its affiliates incurred operating expenses on our behalf of $174,000. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
Our advisor and its affiliates will be paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to our Agreement of Limited Partnership, as amended by the Amendment to Agreement of Limited Partnership dated April 9, 2013, the Second Amendment to Agreement of Limited Partnership dated June 6, 2013 and the Third Amendment to Agreement of Limited Partnership dated November 8, 2013, upon termination or non-renewal of the advisory agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock shares of a company that are traded on a national securities exchange.
As of March 31, 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President of Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President of Asset Management, Chris Rooney, each executed similar Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0%, and 15.0%, respectively, of their net after-tax base salary earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Purchases of shares of our common stock pursuant to the Stock Purchase Plans shall commence after the initial release from escrow of the minimum offering amount. Further, the Stock Purchase Plans each will terminate on December 31, 2014 or earlier upon the occurrence of certain events, including an early termination of our offering. The shares of common stock will be purchased at a price of $9.00 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee.
Accounts Payable Due to Affiliates
As of March 31, 2014, we had $174,000 of general and administrative expenses due to our advisor or its affiliates. We did not incur any accounts payable due to affiliates as of December 31, 2013.
7. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities. For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2014 and 2013, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
8. Subsequent Events
Declaration of Distributions
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we receive and accept subscriptions aggregating at least the minimum offering, or the Commencement Date, through June 30, 2014, as a result of our advisor advising us that it intends to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor has agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees is equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquire our first property or real estate-related investment. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.00164384 per share of our common stock. These distributions will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions, if any, declared for each record date in the May 2014 and June 2014 periods will be paid in June 2014 and July 2014, respectively.
Related Party Transaction
On April 10, 2014, American Healthcare Investors, acting as managing member of our advisor and Griffin-American Healthcare REIT Sub-Advisor, LLC, or GA Healthcare REIT II Sub-Advisor, which has been delegated the advisory duties for Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, another publicly registered non-traded healthcare REIT co-sponsored by American Healthcare Investors, adopted an asset allocation policy that would apply until June 30, 2014, to allocate property acquisitions among us and GA Healthcare REIT II. Pursuant to the asset allocation policy, American Healthcare Investors will allocate potential investment opportunities to us and GA Healthcare REIT II based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects.
After consideration and analysis of such factors, if American Healthcare Investors determines that the investment opportunity is suitable for both companies, then: (i) we will have priority for investment opportunities of $20,000,000 or less, until such time as we reach $500,000,000 in aggregate assets (based on contract purchase price); and (ii) GA Healthcare REIT

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

II will have priority for (a) investment opportunities of $100,000,000 or greater and (b) international investments, until such time as GA Healthcare REIT II reaches 30% portfolio leverage (calculated by dividing debt by contract purchase price and based on equity existing as of January 1, 2014). In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for us and GA Healthcare REIT II, the investment opportunity will be offered to the company that has had the longest period of time elapse since it was offered an investment opportunity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiary, Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2014 and December 31, 2013, together with our results of operations and cash flows for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2014, or the first year in which we commence material operations.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, or by its affiliates are not counted towards the minimum offering.
We will conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 26, 2015 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is jointly owned and managed by our co-sponsors. We are not affiliated with Griffin Capital or Griffin Securities; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.

As of March 31, 2014, we have neither purchased nor contracted to purchase any investments, and our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
Critical Accounting Policies
We believe that our critical accounting policies once we commence material operations will be those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates will be made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We will recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements will be recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which will be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses will be incurred. Tenant reimbursements will be recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We will recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables will be carried net of an allowance for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We will also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance will be charged to bad debt expense, which will be included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances will be based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized and the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives. The cost of improvements will be depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, will be depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss is reflected in operations.

Impairment
Our operating properties will be carried at historical cost less accumulated depreciation. We will assess the impairment of an operating property when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
In the event that the carrying amount of an operating property exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property, we will recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
Properties Held for Sale
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations for current and prior periods, if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of or (ii) is classified as held for sale.
In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer or buyers and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, will measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land will be based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest will be determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment will be estimated as a percentage of the land value. The fair value of buildings will be based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We will also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases, above or below market debt and derivative financial instruments assumed. Factors to be considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than

10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it will not be assumed to be exercised. The amounts related to above market leases will be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and will be amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases will be included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and will be amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships will be based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs will be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships will be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, will be determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above or below market debt will be determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt will be included in mortgage loans payable, net in our accompanying condensed consolidated balance sheets and will be amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments will be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and will be included in derivative financial instruments in our accompanying condensed consolidated balance sheets.
The values of contingent consideration assets and liabilities will be analyzed at the time of acquisition. For contingent purchase options, the fair market value of the asset will be compared to the specified option price at the exercise date. If the option price is below market, it will be assumed to be exercised and the difference between the fair market value and the option price will be discounted to the present value at the time of acquisition.
The fair values will be subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Qualification as a REIT
We have not yet qualified as a REIT. We intend to qualify and make the election to be taxed as a REIT, under Sections 856 through 860 of the Code, when we file our tax return for the taxable year ending December 31, 2014, or the first year in which we commence material operations. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncement, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.
Revenue
The amount of revenue generated by our future properties will depend principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Offering Proceeds
If we fail to raise significant proceeds above our minimum offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we will be providing management’s assessment of our internal control over financial reporting as of December 31, 2015.
In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.
Results of Operations
For the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013, we had a net loss of $46,000 and $0, respectively, or $2.03 and $0, respectively, per share. The net loss for the three months ended March 31, 2014 was due to general and administrative expenses primarily related to directors’ and officers’ liability insurance of $15,000, restricted stock compensation expense of $15,000 and board of directors fees of $10,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.
Liquidity and Capital Resources
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. The capital required to purchase real estate and real estate-related investments will be obtained from our offering and from any indebtedness that we may incur. We have been initially capitalized with $200,000 from the sale of 22,222 shares of our common stock to our advisor, and our advisor has invested $2,000 in our operating partnership, for a total of $202,000 in cash as of March 31, 2014. As such, cash flows from financing activities for the period from January 11, 2013 (Date of Inception) through March 31, 2013 were $202,000 as compared to $0 for the three months ended March 31, 2014. We had no cash flows from operating or investing activities for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013.
As of March 31, 2014, we had accrued liabilities and accounts payable due to affiliates for payments made on our behalf in the amount of $184,000 primarily for insurance premiums for directors’ and officers’ liability insurance and directors’ fees. As of March 31, 2014, we had no outstanding debt.
We will experience a relative increase in liquidity as subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our future indebtedness and payment of distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and its affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
Our advisor will evaluate potential investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Investors should be aware that after a purchase contract for a property is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, market evaluation, review of leases, review of financing options and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. Until we invest the proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold and the resulting amount of the net proceeds available for investment as well as our ability to arrange debt financing.
When we acquire a property, our advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offering, proceeds from sales of other investments, borrowings, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Distributions
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we receive and accept subscriptions aggregating at least the minimum offering, or the Commencement Date, through June 30, 2014, as a result of our advisor advising us that it intends to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor has agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees is equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquire our first property or real estate-related investment. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.00164384 per share of our common stock. These distributions will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions, if any, declared for each record date in the May 2014 and June 2014 periods would be paid in June 2014 and July 2014, respectively.

We have not paid any distributions as of March 31, 2014. The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.
Financing
We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
As of March 31, 2014, we have neither purchased nor contracted to purchase any investments, thus consequently, we have not incurred any debt.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 3, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
As of March 31, 2014, we did not have any outstanding debt.
Contractual Obligations
As of March 31, 2014, we did not have any contractual obligations.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO. Although we have not acquired any real estate properties or real estate-related investments as of March 31, 2014, we are disclosing FFO and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist, and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset an impairment charge would be recognized. Testing for impairment charges will be a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss).
However, FFO and modified funds from operations, or MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses will not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering, we will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and, although we have not acquired any real estate properties or real estate-related investments as of March 31, 2014, we believe MFFO to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. As we have not acquired any real estate properties or real estate-related investments as of March 31, 2014, the adjustments included in the IPA’s Practice Guideline to adjust FFO to MFFO are not applicable to us for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise significant proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
We will use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it will allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013:

	Three Months Ended March 31, 2014	Period from January 11, 2013 (Date of Inception) through March 31, 2013
Net loss	$(46,000)	$—
Add:
Depreciation and amortization — consolidated properties	—	—
Net loss attributable to redeemable noncontrolling interest	1,000	—
FFO and MFFO	$(45,000)	$—

Weighted average common shares outstanding — basic and diluted	22,222	22,222
Net loss per common share — basic and diluted	$(2.07)	$—
FFO and MFFO per common share — basic and diluted	$(2.03)	$—
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses will be paid in cash by us, and we will not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses will include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise significant proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
Net operating income is not equivalent to our net income (loss) or income (loss) from continuing operations as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, net operating income is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. Net operating income should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that net operating income should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.

Although we have not acquired any real estate properties or real estate-related investments as of March 31, 2014, we are disclosing net operating income and intend to disclose net operating income in future filings because we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2014 and for the period from January 11, 2013 (Date of Inception) through March 31, 2013:

	Three Months Ended March 31, 2014	Period from January 11, 2013 (Date of Inception) through March 31, 2013
Net loss	$(46,000)	$—
General and administrative	46,000	—
Acquisition related expenses	—	—
Depreciation and amortization	—	—
Interest expense	—	—
Interest income	—	—
Net operating income	$—	$—
Subsequent Events
For a discussion of subsequent events, see Note 8, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of March 31, 2014, we had limited exposure to financial market risks.
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiary, Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, our stockholders will likely sell them at a substantial discount.
We commenced our initial public offering on February 26, 2014. However, there currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit their ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our offering.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds of our offering. As a result, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.
We have no operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2013 and did not engage in any material business operations prior to our offering. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	rely on our dealer manager to build, expand and maintain its network of licensed securities brokers and other agents in order to sell shares of our common stock in our offering;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors’ investment in us; and

•	build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment and adversely effect our results of operations.
If we raise proceeds in our offering substantially less than the maximum offering amount, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of our stockholders' investment may fluctuate more widely with the performance of specific investments.
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our stockholders, rather than us or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders' investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.
Our co-sponsors and certain of their key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors of 14 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc., or GC REIT, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT II, and may sponsor or co-sponsor additional real estate programs in the future. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders' investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Securities currently serves as dealer manager for GC REIT. If Griffin Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds in our offering for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for investments identified in our public filings, our stockholders generally will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Investors must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may not have sufficient cash available from operations to pay distributions, and therefore, we may pay distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders' investment and may cause subsequent investors to experience dilution.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use offering proceeds to fund a majority of our initial distributions. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions will be determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We may use the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders in order to qualify as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
We face competition for the acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, which may impede our ability to make acquisitions or may increase the cost of these acquisitions and may reduce our profitability and could cause our stockholders to experience a lower return on our stockholders' investment.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties, as well as GA Healthcare REIT II. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing facilities, healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Our stockholders may be unable to sell their shares of our common stock because their ability to have their shares of our common stock repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase and until our stockholders have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that our stockholders will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the advisory agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to an advisory agreement between us and our advisor which has a one-year term that will expire February 26, 2015 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 7.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the advisory agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the advisory agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 7.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the advisory agreement is payable to our advisor even upon termination or non-renewal of the advisory agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the advisory agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of our offering price from the sale of shares of our common stock is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
Our board of directors may change our investment objectives without seeking our stockholders' approval.
Our board of directors may change our investment objectives without seeking our stockholders' approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in our stockholders' best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
We may compete with other programs sponsored by our co-sponsors for investment opportunities, and American Healthcare Investors has adopted an asset allocation policy pursuant to which we will not have priority with respect to certain investment opportunities. As a result, we may be unable to find suitable investments, or our advisor may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.
Griffin Capital and American Healthcare Investors are currently the co-sponsors for other publicly held, non-traded REITs, including Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, and are not precluded from sponsoring other real estate programs in the future. As a result, we may be buying properties at the same time as one or more other Griffin Capital or American Healthcare Investors programs that are managed or advised by affiliates of our advisor. Officers and employees of our advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. Therefore, on April 10, 2014, American Healthcare Investors, acting as managing member of both our advisor and the sub-advisor of GA Healthcare REIT II, adopted an asset allocation policy that would apply until June 30, 2014, to allocate potential investment opportunities among us and GA Healthcare REIT II based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects. After consideration and analysis of such factors, if American Healthcare Investors determines that the investment opportunity is suitable for both companies, then: (i) we will have priority for investment opportunities of $20,000,000 or less, until such time as we reach $500,000,000 in aggregate assets (based on contract purchase price); and (ii) GA Healthcare REIT II will have priority for (a) investment opportunities of $100,000,000 or greater and (b) international investments, until such time as GA Healthcare REIT II reaches 30% portfolio leverage (calculated by dividing debt by contract purchase price and based on equity existing as of January 1, 2014). In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for us and GA Healthcare REIT II, the investment opportunity will be offered to the company that has had the longest period of time elapse since it was offered an investment opportunity. Because of this asset allocation policy, qualified investment opportunities may be rendered unavailable for acquisition by us, and therefore, we may be unable to find suitable investments as a result of this asset allocation policy, which could cause the returns on our stockholders’ investments to suffer.
In addition, our advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another Griffin Capital or American Healthcare Investors program. We are subject to the risk that as a result of the conflicts of interest between us, our advisor or programs managed by their affiliates, our advisor may not cause us to invest in favorable investment opportunities that our advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.
Risks Related to Our Business
We may suffer from delays in locating suitable investments, which could reduce our ability to pay distributions to our stockholders and reduce their return on their investment.
There may be a substantial period of time before the proceeds of our offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders, and our results of operations will suffer.

The availability and timing of cash distributions to our stockholders is uncertain. If we fail to pay distributions, our stockholders' investment in shares of our common stock could suffer.
We will bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay monthly distributions to our stockholders or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.

We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed.
To qualify as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.
We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders' investment.
We will finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify as a REIT for federal income tax purposes.
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Financial market disruptions may adversely affect our operating results and financial condition.
The global financial markets have undergone pervasive and fundamental disruptions over the past number of years. Such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to weakening of the U.S. and global economies. To the extent that turmoil in the financial markets exists, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Financial market disruptions could also affect our operating results and financial condition as follows:

•
Debt and Equity Markets  — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets have experienced volatility as a result of certain factors in recent years, including the tightening of underwriting standards by lenders and credit rating agencies. Credit spreads for major sources of capital may widen significantly as investors demand a higher risk premium, which may result in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, any dislocation in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) may slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•
Valuations  — Any persistent market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•
Government Intervention  — The pervasive and fundamental disruptions that the global financial markets have undergone have led to extensive and unprecedented governmental intervention, and there is a possibility that regulation of the financial markets will be significantly increased in the future. Such increased regulation could have a material impact on our operating results and financial condition.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•
our lenders under a line of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of such lender on favorable terms, or at all;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels; and

•
increased insurance premiums, real estate taxes or utilities or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

The length and severity of any economic slowdown or downturn cannot be predicted. Our results of operations, our ability to continue to pay distributions to our stockholders and our ability to dispose of our investments may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
Increasing vacancy rates for commercial real estate may result from any increased disruptions in the financial markets and deterioration in economic conditions, which could reduce revenue and the resale value of our properties.
We will depend upon tenants for a majority of our revenue from real property investments. Future disruptions in the financial markets and deterioration in economic conditions may result in increased vacancy rates for commercial real estate, including medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates may lead to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. Future disruptions in the financial markets and deterioration in economic conditions could impact certain properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.
We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.
The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to our stockholders. If a property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our future tenants, or any guarantor of one of our future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our cash flows and the amounts available for distributions to our stockholders. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our cash flows and the amounts available for distributions to our stockholders may be adversely affected.

Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long-term leases.
We may enter into long-term leases with tenants of certain of our future properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.
We may incur additional costs in acquiring or re-leasing properties, which could adversely affect the cash available for distribution to our stockholders.
We may invest in properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If the tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs. We also may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant. These consequences could adversely affect our revenues and reduce the cash available for distribution to our stockholders.
We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants and decrease our stockholders' return on investment.
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.
Our success will be dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations will be dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor will have broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our offering or other periodic filings with the SEC. We will rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, our stockholders should not purchase shares of our common stock unless our stockholders are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the principals, officers and employees of American Healthcare Investors, in particular Mr. Hanson and Mr. Prosky, each of whom would be difficult to replace. Mr. Hanson and Mr. Prosky currently serve as our executive officers and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with either Mr. Hanson or Mr. Prosky. In the event that Mr. Hanson or Mr. Prosky are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Mr. Hanson and/or Mr. Prosky. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our advisor may terminate the advisory agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor will be able to terminate the advisory agreement subject to a 60-day transition period with respect to certain provisions of the advisory agreement. However, if the advisory agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock at listing plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the advisory agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the advisory agreement cannot be determined at the present time.
If our advisor was to terminate the advisory agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find new advisors or employees or enter into agreements for such services on acceptable terms.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations, or FFO, and may further dilute our stockholders' investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor or American Healthcare Investors may not be employed by us, but instead may remain employees of our co-sponsors or their affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
Our success will be dependent on the performance of our co-sponsors.
Our ability to achieve our investment objectives and to conduct our operations will be dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

Our advisor and its affiliates will have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.
Our advisor and its affiliates, including our co-sponsors, will have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.
We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.
We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and acquire investments.
We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders' investment.
Because not all REITs calculate modified funds from operations, or MFFO, the same way, our use of MFFO may not provide meaningful comparisons with other REITs.
We intend to use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.
Our use of derivative financial instruments to hedge against foreign currency exchange rate fluctuations could expose us to risks that may adversely affect our results of operations, financial condition and ability to pay distributions to our stockholders.
We may use derivative financial instruments to hedge against foreign currency exchange rate fluctuations, in which case we would be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Risks Related to Conflicts of Interest
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders' best interest, which may adversely affect our results of operations and the value of our stockholders' investment.
All of our officers also are principals, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offering and our operations. These persons are not precluded from working with, being employed by, or investing in, any program American Healthcare Investors sponsors or may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders' investment.
American Healthcare Investors’officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.
Certain of the officers of American Healthcare Investors face competing demands relating to their time and resources because they are also or may become affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
Our advisor faces conflicts of interest relating to its compensation structure, including the payment of acquisition fees and asset management fees, which could result in actions that are not necessarily in our stockholders' long-term best interest.
Under the advisory agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders' long-term best interests. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the advisory agreement and agreement of limited partnership with our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the advisory agreement. However, because our advisor will be entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with our stockholders' interests. In that regard, our advisor or its affiliates will receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and capital expenditures and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions. Furthermore, our advisor or its affiliates will receive an acquisition fee that is based on the contract purchase price of each property acquired or the origination or acquisition price of any real estate-related investment, rather than the performance of those investments. Therefore, our advisor or its affiliates may have an incentive to recommend investments with a higher purchase price or investments that may not produce the maximum risk adjusted returns.
Our advisor may receive economic benefits from its status as a limited partner without bearing any of the investment risk.
Our advisor is a limited partner in our operating partnership. Our advisor is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an annual 7.0% cumulative, non-compounded return on the gross proceeds of the sale of shares of our common stock. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.

The distribution payable to our advisor may influence our decisions about listing the shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.
Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders' long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor in redemption of its limited partnership units upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement, even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders; best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor.
We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
We may acquire assets from affiliates of our advisor. Further, we may also dispose of assets to affiliates of our advisor. Affiliates of our advisor may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on our advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.
If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
In the event that we enter into a joint venture with any other program sponsored or advised by one of our co-sponsors or one of their affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Griffin Capital programs or future American Healthcare Investors programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Griffin Capital programs or future American Healthcare Investors programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders' investment in us to be diluted, which may reduce the overall value of our stockholders' investment.
Our stockholders' investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any class or series of preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our 2013 Incentive Plan, or the 2013 plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholder could profit.
Our charter authorizes our board of directors to issue up to 200,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our securities; or

•	removal of incumbent management.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders' ability to sell their shares of our common stock.
Our stockholders' ability to control our operations is severely limited.
Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the the NASAA Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

•	the election or removal of directors;

•
the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of directors.
Limitations on share ownership and transfer may deter a sale of our common stock in which our stockholders could profit.
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders' common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

Maryland takeover statutes may deter others from seeking to acquire us and prevent our stockholders from making a profit in such transaction.
The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board of directors has adopted a resolution opting out of the business combination statute (which, among other things, prohibits a merger or consolidation with a 10.0% stockholder for a period of time) with respect to any person, provided that any business combination with such person is first approved by our board of directors. However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed, these provisions of Maryland law could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.
The MGCL and our organizational documents limit our stockholders' right to bring claims against our officers and directors.
The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify our directors, our advisor and its affiliates for any loss or liability suffered by them or hold them harmless for any loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to dispose of their shares of our common stock.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10.0% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10.0% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares of stock held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed or our board of directors fails to first approve the business combination, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.
Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the first right to purchase the shares of our stock at the tender offer price offered in such non-compliant tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent our stockholders from receiving a premium price for their shares of our common stock in such a transaction.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act. To avoid registration as an investment company, we may not be able to operate our business successfully. If we become subject to registration under the Investment Company Act, we may not be able to continue our business.

We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.

In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after our offering period ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year after our offering period, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower our stockholders' returns.
To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as our board of directors may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Risks Related to Investments in Real Estate
Changes in national, international, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of our stockholders' investment.
We are subject to risks generally incidental to the ownership of real estate, including changes in national, international, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, international, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive, and therefore, potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of our stockholders' investment.
If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income-producing properties, such real estate investments may not appreciate or may decrease in value.
Although the real estate market has been experiencing severe dislocations, in the future the market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders' returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Dramatic increases in insurance rates could adversely affect our cash flows and our ability to pay distributions to our stockholders.
We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.
Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders' returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We are permitted to invest in a limited amount of unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved real property that we intend to develop, our stockholders' investment would be subject to the risks associated with investments in unimproved real property.
If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.
The obligation of the development company to refund our earnest money deposit will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.
Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.
Our advisor, subject to the oversight and approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
If we decide to sell any of our properties, in some instances we may provide financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our stockholders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If we sell one of our properties during liquidation, our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution to them of the proceeds of a sale until such time.
We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to our stockholders.
Because we intend to own and operate real estate, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our real estate investments may be concentrated in medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we intend to acquire or selectively develop and own medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
It is possible that a significant portion of our portfolio could be concentrated in a particular geographic area. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we will seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and tenants may be unable to compete successfully.
Our future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities often will face competition from nearby medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
Similarly, our tenants will face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
Any reduction in rental revenues resulting from the inability of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on August 17, 2010 and a Revised Exposure Draft on May 16, 2013, or collectively, the Exposure Drafts, which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.

After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through 2014.
Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.
The properties we will acquire may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
Increased operating expenses could reduce cash flows from operations and funds available to acquire investments or pay distributions.
Any property that we may acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases or future leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
Our operating properties will be subject to real and personal property taxes that may increase in the future, which could adversely affect our cash flows.
Our operating properties will be subject to real and personal property taxes that may increase as tax rates change and as the operating properties are assessed or reassessed by taxing authorities. As the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the operating property and the operating property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate those substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.
Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
We will seek to acquire properties outside the United States, although we will not invest more than 25.0% of our offering proceeds available for investment in international properties. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Investments in properties or other real estate-related investments outside the United States would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We expect to generate a portion of our revenue in foreign currencies. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Risks Related to the Healthcare Industry
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.
Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.

In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. Therefore, the reduction of 27.0% for Medicare reimbursement to physicians that is related to the sustainable growth rate adjustment has been delayed until March 31, 2015. However, this is merely a delay in the implementation of the Medicare payment reduction to physicians and it may be implemented in 2015, which will adversely impact our tenants’ ability to make rental payments.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In 2014, state insurance exchanges will be implemented which will provide a new mechanism for individuals to obtain insurance.  At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance.  In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange.  Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange.  Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly.  The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors.  Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Some tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.

These laws include:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid;

•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•
the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payors to reduce payments to providers of services;

•	increased scrutiny of billing, referral and other practices by federal and state authorities;

•	changes in federal and state healthcare program payment models; and

•	increased emphasis on compliance with privacy and security requirements related to personal health information.
These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to pay distributions to our stockholders.
Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018, although several provisions of the legislation have been delayed, and additional delays are being considered. At this time, the effects of healthcare reform, its success or delay in implementation and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Related to Debt Financing
Increases in interest rates could increase the amount of our debt payments, and therefore, negatively impact our operating results.
Interest we will pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we will use to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.
Hedging activity may expose us to risks.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We may enter into loan documents that contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to pay distributions to our stockholders.
Some of our future financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT. Any of these results would have a significant, negative impact on our stockholders' investment.
Risks Related to Real Estate-Related Investments
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
If we acquire investments in mortgage loans or mortgage-backed securities, such investments will involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.
Delays in liquidating defaulted mortgage loan investments could reduce our investment returns.
If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The commercial mortgage-backed securities in which we may invest are subject to several types of risks.
Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of commercial mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.
Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest-only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities that are more highly rated.
The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real estate.
We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
Real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate or real estate-related assets.
We may invest in the common and preferred stock of both publicly traded and private unaffiliated real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with acquiring real estate-related investments discussed elsewhere in this report, including risks relating to rising interest rates.
We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
We may acquire real estate-related investments in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
Interest rate and related risks may cause the value of our real estate-related investments to be reduced.
Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common stock may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate-related investments.
If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our real estate-related investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements into which we have and may enter could impair our operating flexibility or result in litigation or liability, which could materially adversely affect our results of operations.
In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•
a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated; and

•
a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could occur, which might adversely affect the joint venture or result in litigation or liability and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.
We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flows or appreciation of an investment.
We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.
Federal Income Tax Risks
Failure to qualify as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We intend to qualify and elect to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ending December 31, 2014, or the first year in which we commence material operations. To qualify as a REIT, we must meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT, maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.
 If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To qualify as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years.
These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to qualify as a REIT and to avoid the payment of federal income and excise taxes.
Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.
In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Internal Revenue Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.
 If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal income tax rate is currently 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders' return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we qualify as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
Distributions to tax-exempt stockholders may be classified as UBTI.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute UBTI to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•
part of the income and gain recognized by a tax exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•
part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 5.0% of the value of our outstanding common stock.
Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.
A foreign stockholder will likely be subject to FIRPTA upon the payment of any capital gain dividends by us if such gain is attributable to gain from sales or exchanges of U.S. real property interests.

Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.
If our stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including their Benefit Plan or IRA’s investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Internal Revenue Code.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA and/or the Internal Revenue Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA and/or the Internal Revenue Code) of our stockholders' Benefit Plan or IRA, our stockholders should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-186073, effective February 26, 2014), covering a public offering of up to $1,900,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, or the Securities Act. Griffin Capital Securities, Inc. is the dealer manager of our offering. We are offering to the public a minimum of $2,000,000 in shares of our common stock and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to the DRIP for $9.50 per share. Until we raise the minimum offering amount, all subscription payments will be placed in an account held by an escrow agent in trust for subscribers’ benefit, provided that residents of Washington will be admitted after aggregate subscriptions exceed $20,000,000 and provided further, that residents of Pennsylvania will be admitted after aggregate subscriptions exceed $87,500,000. If we are unable to raise at least the minimum offering amount by February 26, 2015, we will be required to promptly return all funds raised, including interest, to subscribers and we will have to terminate our offering. Shares purchased by our executive officers and directors, by our advisor, by our dealer manager or its affiliates do not count toward the minimum offering amount.

As of March 31, 2014, we had not received subscriptions for the minimum offering and had not received any proceeds from our offering.
As of March 31, 2014, we had not paid any expenses in connection with the sale of shares of our common stock in our offering.
During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act, and we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 7, 2014	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

May 7, 2014	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit C to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4*	Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014

10.1*	Dealer Manager Agreement by and between Griffin-American Healthcare REIT III, Inc. and Griffin Capital Securities, Inc. dated February 26, 2014

10.2*
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014

10.3*	Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
**
Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

***
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.