Form 10-Q
period 2014-06-30
Griffin-American Healthcare REIT III, Inc.
filed 2014-08-08
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 1, 2014, there were 8,780,911 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013, for the Six Months Ended June 30, 2014 and for the Period from January 11, 2013 (Date of Inception) through June 30, 2013	4
Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2014 and for the Period from January 11, 2013 (Date of Inception) through June 30, 2013	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and for the Period from January 11, 2013 (Date of Inception) through June 30, 2013	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3. Defaults Upon Senior Securities	79
Item 4. Mine Safety Disclosures	79
Item 5. Other Information	79
Item 6. Exhibits	79
Signatures	80

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate investments, net	$5,885,000	$—
Cash and cash equivalents	32,361,000	202,000
Accounts and other receivables	1,978,000	—
Real estate and escrow deposits	200,000	—
Identified intangible assets, net	381,000	—
Other assets	190,000	—
Total assets	$40,995,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$415,000	$—
Accounts payable due to affiliates	201,000	—
Identified intangible liabilities, net	111,000	—
Security deposits, prepaid rent and other liabilities	623,000	—
Total liabilities	1,350,000	—

Commitments and contingencies (Note 6)

Redeemable noncontrolling interest (Note 7)	2,000	—

Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 4,586,312 and 22,222 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	46,000	—
Additional paid-in capital	40,354,000	200,000
Accumulated deficit	(757,000)	—
Total stockholders' equity	39,643,000	200,000
Noncontrolling interest (Note 8)	—	2,000
Total equity	39,643,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$40,995,000	$202,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014 and 2013,
for the Six Months Ended June 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through June 30, 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	June 30, 2014	June 30, 2013
Revenue:
Real estate revenue	$24,000	$—	$24,000	$—
Expenses:
Rental expenses	5,000	—	5,000	—
General and administrative	222,000	—	268,000	—
Acquisition related expenses	324,000	—	324,000	—
Depreciation and amortization	13,000	—	13,000	—
Total expenses	564,000	—	610,000	—
Net loss	(540,000)	—	(586,000)	—
Less: net income attributable to redeemable noncontrolling interest	(1,000)	—	—	—
Net loss attributable to controlling interest	$(541,000)	$—	$(586,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(0.47)	$—	$(0.99)	$—
Weighted average number of common shares outstanding — basic and diluted	1,152,933	22,222	590,701	22,222
Distributions declared per common share	$0.08	$—	$0.08	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through June 30, 2013
(Unaudited)

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	4,552,960	46,000	45,377,000	—	45,423,000	—	45,423,000
Offering costs — common stock	—	—	(5,267,000)	—	(5,267,000)	—	(5,267,000)
Issuance of vested and nonvested restricted common stock	10,000	—	20,000	—	20,000	—	20,000
Issuance of common stock under the DRIP	1,130	—	11,000	—	11,000	—	11,000
Amortization of nonvested common stock compensation	—	—	13,000	—	13,000	—	13,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(171,000)	(171,000)	—	(171,000)
Net loss	—	—	—	(586,000)	(586,000)	—	(586,000)
BALANCE — June 30, 2014	4,586,312	$46,000	$40,354,000	$(757,000)	$39,643,000	$—	$39,643,000

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — January 11, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — June 30, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through June 30, 2013
(Unaudited)

	Six Months Ended	Period from January 11, 2013 (Date of Inception) through
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(586,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including below market leases)	12,000	—
Deferred rent	(1,000)	—
Stock based compensation	33,000	—
Acquisition fees paid in stock	14,000	—
Share discounts	90,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(63,000)	—
Other assets	(187,000)	—
Accounts payable and accrued liabilities	248,000	—
Security deposits, prepaid rent and other liabilities	(24,000)	—
Net cash used in operating activities	(464,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(5,502,000)	—
Real estate and escrow deposits	(200,000)	—
Net cash used in investing activities	(5,702,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	43,194,000	200,000
Contribution from noncontrolling interest to operating partnership	—	2,000
Payment of offering costs	(4,856,000)	—
Distributions paid	(13,000)	—
Net cash provided by financing activities	38,325,000	202,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,159,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	202,000	—
CASH AND CASH EQUIVALENTS — End of period	$32,361,000	$202,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$2,000	$—
Accounts payable and accrued liabilities	$20,000	$—
Security deposits, prepaid rent and other liabilities	$647,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$11,000	$—
Distributions declared but not paid	$147,000	$—
Accrued offering costs	$201,000	$—
Reclassification of noncontrolling interest	$2,000	$—
Receivable from transfer agent	$1,915,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2014 and 2013, for the Six Months Ended June 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through June 30, 2013
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2014.
On February 26, 2014, we commenced our initial public offering, or our offering, in which we are offering to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. We reserve the right to reallocate the shares of common stock we are offering in our offering between the primary offering and the DRIP.
The conditions of our minimum offering amount were satisfied on May 12, 2014, and we admitted our initial subscribers as stockholders, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC, (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors.
As of June 30, 2014, we had received and accepted subscriptions in our offering for 4,552,960 shares of our common stock, or approximately $45,332,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until August 05, 2014, when we had received and accepted subscriptions aggregating at least $87,500,000) and shares of our common stock issued pursuant to the DRIP. See Note 14, Subsequent Events — Status of our Offering, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 26, 2015 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is jointly owned and managed by American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. We are not affiliated with Griffin Capital or Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
As of June 30, 2014, we had completed two acquisitions comprising two properties, or two buildings, and 36,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,605,000.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2014 and December 31, 2013, we owned greater than a 99.99% and a 99.01%, respectively, general partnership interest therein. Our advisor is a limited partner, and as of June 30, 2014 and December 31, 2013, our advisor owned less than a 0.01% and a 0.99%, respectively, noncontrolling limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our prospectus.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash Held in Escrow
Restricted funds held in escrow of $274,000 as of June 30, 2014 are not included in our assets in our accompanying condensed consolidated balance sheets and consist of funds received in connection with subscription agreements from residents of Pennsylvania to purchase shares of our common stock in connection with our offering. Such funds were held in an escrow

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

account and would not be released to or available to us until we had raised the $87,500,000 minimum offering required by the state of Pennsylvania. See Note 14, Subsequent Events — Status of our Offering, for a further discussion.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of June 30, 2014 and December 31, 2013, we did not have any allowances for uncollectible accounts.
Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from six months to 7.7 years years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life, ranging from five years to 10 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest will be determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment will be estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, is based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, will be determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above or below market debt will be determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt will be included in mortgage loans payable, net in our accompanying condensed consolidated balance sheets and will be amortized against or to interest expense, as applicable, over the remaining term of the assumed mortgage.
The value of derivative financial instruments will be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and will be included in derivative financial instruments in our accompanying condensed consolidated balance sheets. See Note 10, Fair Value Measurements, for a further discussion.
The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the asset will be compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Fair Value Measurements
We follow ASC Topic 820 to account for the fair value of certain assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
See Note 10, Fair Value Measurements, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets
As of June 30, 2014, other assets consist of prepaid expenses and deposits of $189,000 and deferred rent receivables of $1,000. We did not have any other assets as of December 31, 2013. Prepaid expenses are amortized over the related contract periods.
Accounts Payable and Accrued Liabilities
As of June 30, 2014, accounts payable and accrued liabilities consist primarily of accrued acquisition related expenses of $148,000 and distributions payable of $147,000. We did not have any accounts payable and accrued liabilities as of December 31, 2013.
Contingent Consideration
As of June 30, 2014, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets was $598,000 of a contingent consideration obligation in connection with the acquisition of DeKalb Professional Center. We did not have any contingent consideration obligations as of December 31, 2013. See Note 10, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Stock Compensation
We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 8, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2014. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our future annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings. Our investments in real estate are in the same geographic region and management evaluates operating performance on an individual asset level. However, as each of our assets has similar economic characteristics, tenants and products and services, our assets have been aggregated into one reportable segment for the three and six months ended June 30, 2014.
Recently Issued Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance, and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. Early application is not permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, if any.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Building and improvements	$5,177,000	$—
Land	719,000	—
	5,896,000	—
Less: accumulated depreciation	(11,000)	—
	$5,885,000	$—
Depreciation expense for the three and six months ended June 30, 2014 was $11,000. We did not incur depreciation expense for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 2013. For the three and six months ended June 30, 2014, we did not have any capital expenditures on our properties other than the acquisitions noted below.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions. We did not incur such fees and expenses for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
Acquisitions in 2014
For the six months ended June 30, 2014, we completed two property acquisitions comprising two buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $5,605,000 and we incurred $126,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the six months ended June 30, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Acquisition Fee(2)
DeKalb Professional Center	Lithonia, GA	Medical Office	06/06/14	$2,830,000	$64,000
Country Club MOB	Stockbridge, GA	Medical Office	06/26/14	2,775,000	62,000
Total				$5,605,000	$126,000
___________

(1)	We own 100% of our properties acquired in 2014.

(2)
Our advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price which was paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
In-place leases, net of accumulated amortization of $2,000 as of June 30, 2014 (with a weighted average remaining life of 4.4 years as of June 30, 2014)	$360,000	$—
Above market leases (with a weighted average remaining life of 0.7 years as of June 30, 2014)	21,000	—
	$381,000	$—
Amortization expense for the three and six months ended June 30, 2014 was $2,000. We did not incur any amortization expense on identified intangible assets for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 2013.
The aggregate weighted average remaining life of the identified intangible assets was 4.2 years as of June 30, 2014. As of June 30, 2014, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$121,000
2015	72,000
2016	48,000
2017	47,000
2018	35,000
Thereafter	58,000
$381,000
5. Identified Intangible Liabilities, Net
As of June 30, 2014, identified intangible liabilities consisted of below market leases of $111,000, net of accumulated amortization of $1,000. We did not have any identified intangible liabilities as of December 31, 2013. Amortization expense on below market leases for the three and six months ended June 30, 2014 was $1,000. We did not incur any amortization expense on below market leases for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 2013. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below market leases was 7.3 years as of June 30, 2014. As of June 30, 2014, estimated amortization expense on below market leases for the six months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$8,000
2015	15,000
2016	15,000
2017	15,000
2018	15,000
Thereafter	43,000
$111,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our condensed consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our offering. As of December 31, 2013, our advisor and its affiliates had incurred expenses of $1,077,000 on our behalf, which expenses were not recorded in our condensed consolidated balance sheets because such costs did not become our liability until we reached the minimum offering on May 12, 2014, and then only to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. As of June 30, 2014, our advisor and its affiliates had incurred expenses on our behalf of $908,000 in excess of 2.0% of the gross offering proceeds from our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated balance sheets as of June 30, 2014. To the extent we raise additional funds from our offering, these amounts may become our liability. When recorded by us, other organizational expenses will be expensed as incurred, as applicable, and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
7. Redeemable Noncontrolling Interest
A noncontrolling interest that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 9, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 9, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of the redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value.
As of June 30, 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. See Note 8, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the six months ended June 30, 2014:

Amount
Balance — December 31, 2013	$—
Reclassification from equity	2,000
Net income attributable to redeemable noncontrolling interest	—
Balance — June 30, 2014	$2,000
8. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. We are offering and selling to the public up to $1,900,000,000 of shares of our common stock, par value $0.01 per share, consisting of up to $1,750,000,000 of shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.50 per share pursuant to the DRIP.
On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On May 14, 2014, we granted 10,000 shares of our restricted common stock to our independent directors. Through June 30, 2014, we had issued 4,552,960 shares of our common stock in connection with our offering and 1,130 shares of our common stock pursuant to the DRIP. As of June 30, 2014 and December 31, 2013, we had 4,586,312 and 22,222 shares of our common stock issued and outstanding, respectively.
As of June 30, 2014, we had a receivable of $1,915,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received on July 1, 2014.
Offering Costs
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2014, we incurred $3,017,000 in selling commissions to our dealer manager, which are charged to stockholders' equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive selling commissions for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2014, we incurred $1,339,000 in dealer manager fees to our dealer manager, which are charged to stockholders' equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive dealer manager fees for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, on February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 7, Redeemable Noncontrolling Interest, for a further discussion.
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
For the three and six months ended June 30, 2014, $11,000 in distributions were reinvested and 1,130 shares of our common stock were issued pursuant to the DRIP. No reinvestment of distributions were made for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013. As of June 30, 2014 and December 31, 2013, a total of $11,000 and $0, respectively, in distributions were reinvested and 1,130 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder's purchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there is insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
2013 Incentive Plan
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares.
Upon the election of our two independent directors to our board of directors on February 25, 2014, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering. Having raised the minimum offering and upon the initial release from escrow on May 14, 2014, or the grant date, we granted an aggregate of 10,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

board of directors, of which 20.0% immediately vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Beginning on the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value, which we estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2014, we did not assume any forfeitures. For the three and six months ended June 30, 2014, we recognized compensation expense of $18,000 and $33,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations. We did not incur compensation expense for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 2013.
As of June 30, 2014 and December 31, 2013, there was $67,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.37 years.
As of June 30, 2014 and December 31, 2013, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $80,000 and $0, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2014 and December 31, 2013 and the changes for the six months ended June 30, 2014, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	—	$—
Granted	10,000	$10.00
Vested	(2,000)	$10.00
Forfeited	—	$—
Balance — June 30, 2014	8,000	$10.00
Expected to vest — June 30, 2014	8,000	$10.00
9. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital or Griffin Securities. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three and six months ended June 30, 2014, we incurred $1,046,000 and $1,220,000, respectively, in fees and expenses to our affiliates as detailed below. We did not incur fees and expenses to our affiliates for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2014, we incurred $911,000 in other organizational and offering expenses to our advisor. Other organizational

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

are expensed as incurred and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering. We did not incur other organizational and offering expenses to our advisor for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees. Notwithstanding the foregoing, if we are no longer in our offering stage, the 2.25% acquisition fee for property acquisitions shall be paid in cash. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three and six months ended June 30, 2014, we incurred $126,000 in acquisition fees to our advisor or its affiliates, which included 1,557 shares of our common stock issued for the three and six months ended June 30, 2014. We did not incur any acquisition fees to our advisor or its affiliates for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
Development Fee
Our advisor or its affiliates receive, in the event our advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development.
For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three and six months ended June 30, 2014, we incurred $3,000 in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operational Stage
Asset Management Fee
Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
We did not incur any asset management fees for the three and six months ended June 30, 2014 as a result of our advisor waiving $2,000 in asset management fees for June 2014.  As previously disclosed in our Current Report on Form 8-K filed on April 14, 2014, our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, the asset management fees of $2,000 that would have been incurred in June 2014 were waived by our advisor and an additional $35,000 in acquisition fees and/or asset management fees will be waived in subsequent months. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. We did not incur any asset management fees to our advisor or its affiliates for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract its property management duties to any third-party and provide oversight of such third party property manager. Our advisor or its affiliates are paid a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant net leased property, (ii) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property, or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single tenant net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any property management fees to our advisor or its affiliates. When incurred by us, property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any lease fees to our advisor or its affiliates. When incurred by us, lease fees will be capitalized as lease commissions and included in other assets in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any construction management fees to our advisor or its affiliates.
When incurred by us, construction management fees will be capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or will be expensed and included in our accompanying condensed consolidated statements of operations, as applicable.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
From the commencement of our offering through June 30, 2014, our operating expenses exceeded this limitation by $157,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 18.9% and (30.6)%, respectively, from the commencement of our offering through June 30, 2014. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in May 2014. We purchased our first property in June 2014. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our net income and our average invested assets was justified from the commencement of our offering through June 30, 2014 given the unusual costs of operating a public company in the early stage of operations.
For the three and six months ended June 30, 2014, our advisor or its affiliates incurred operating expenses on our behalf of $6,000 and $180,000, respectively. Our advisor or its affiliates did not incur any operating expenses on our behalf for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
Our advisor and its affiliates will be paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to our Agreement of Limited Partnership, as amended, upon termination or non-renewal of the advisory agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock shares of a company that are traded on a national securities exchange.
As of June 30, 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President of Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President of Asset Management, Chris Rooney, each executed similar Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0%, and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.
Purchases of shares of our common stock pursuant to the Stock Purchase Plans commenced after the initial release from escrow of the minimum offering amount, beginning with the officers' regularly scheduled payroll payment on May 20, 2014. The shares of common stock were purchased at a price of $9.00 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee. The Stock Purchase Plans each terminate on December 31, 2014 or earlier upon the occurrence of certain events, including an early termination of our offering.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

Officer's Name	Title	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$10,000	1,103
Danny Prosky	President and Chief Operating Officer	14,000	1,597
Mathieu B. Streiff	Executive Vice President, General Counsel	13,000	1,421
Shannon K S Johnson	Chief Financial Officer	3,000	290
Stefan K.L. Oh	Senior Vice President of Acquisitions	3,000	290
Cora Lo(1)	Secretary	—	—
Chris Rooney	Vice President of Asset Management	2,000	271
		$45,000	4,972
___________

(1)	Actual investment aggregating $2,000 for 174 shares for the three and six months ended June 30, 2014 was made on July 18, 2014 pursuant to payroll procedures.
Accounts Payable Due to Affiliates
As of June 30, 2014, $201,000 remained payable to our advisor or its affiliates for costs related to our offering. We did not have any accounts payable due to affiliates as of December 31, 2013.
Asset Allocation Policy
On April 10, 2014, American Healthcare Investors, acting as managing member of our advisor and Griffin-American Healthcare REIT Sub-Advisor, LLC, or GA Healthcare REIT II Sub-Advisor, which has been delegated the advisory duties for Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, another publicly registered non-traded healthcare REIT co-sponsored by American Healthcare Investors, adopted an asset allocation policy that initially applied until June 30, 2014, to allocate property acquisitions among us and GA Healthcare REIT II. On June 23, 2014, the asset allocation policy was renewed for another 30 days and subject to successive automatic 30 day renewals until terminated upon notice by American Healthcare Investors, our board of directors or the board of directors of GA Healthcare REIT II. Pursuant to the asset allocation policy, American Healthcare Investors will allocate potential investment opportunities to us and GA Healthcare REIT II based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects.
After consideration and analysis of such factors, if American Healthcare Investors determines that the investment opportunity is suitable for both companies, then: (i) we will have priority for investment opportunities of $20,000,000 or less, until such time as we reach $500,000,000 in aggregate assets (based on contract purchase price); and (ii) GA Healthcare REIT II will have priority for (a) investment opportunities of $100,000,000 or greater and (b) international investments, until such time as GA Healthcare REIT II reaches 30.0% portfolio leverage (calculated by dividing debt by contract purchase price and based on equity existing as of January 1, 2014). In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for us and GA Healthcare REIT II, the investment opportunity will be offered to the company that has had the longest period of time elapse since it was offered an investment opportunity.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration obligation	$—	$—	$598,000	$598,000
Total liabilities at fair value	$—	$—	$598,000	$598,000
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2014. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.
Contingent Consideration
Obligation
In connection with our acquisition of DeKalb Professional Center, we have accrued $598,000 as a contingent consideration obligation as of June 30, 2014. Such consideration will be paid within one year of the acquisition date based on the seller's leasing of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur at the later of the qualified tenant taking occupancy or the commencement of the rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will achieve the required occupancy within the specified time frame.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuation is classified in Level 3 of the fair value hierarchy. Our contingent consideration obligation is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and any changes in its fair value subsequent to the acquisition date valuation will be charged to earnings. Gains and losses recognized on the contingent consideration obligation will be included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of June 30, 2014 for the contingent consideration obligation:

Property	Fair Value as of June 30, 2014	Unobservable Inputs(1)	Range of Inputs/Inputs
DeKalb Professional Center(2)	$598,000	Achieve Required Occupancy	Yes
		Rental Rate per Square Foot	$15.50
		Tenant Improvement Allowance per Square Foot	$30.00
___________

(1)
The most significant input to the valuation is the rental rate per square foot. An increase (decrease) in the rental rate per square foot would increase (decrease) the fair value. An increase (decrease) in the tenant improvement allowance per square foot would decrease (increase) the fair value.

(2)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of June 30, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not have any contingent consideration assets and obligations for the three months ended June 30, 2013 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013. The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Contingent Consideration Obligation:
Beginning balance	$—	$—
Addition to contingent consideration obligation	598,000	598,000
Realized/unrealized (gains) losses recognized in earnings	—	—
Ending balance	$598,000	$598,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligation still held	$—	$—
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, real estate and escrow deposits, accounts payable and accrued liabilities and accounts payable due to affiliates.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
11. Business Combinations
For the six months ended June 30, 2014, using net proceeds from our offering, we completed two property acquisitions comprising two buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $5,605,000, plus closing costs and acquisition fees of $225,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired and acquisition dates. We did not complete any property acquisitions for the six months ended June 30, 2013.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2014 for the period subsequent to the acquisition date of each property through June 30, 2014. For the period from the acquisition date through June 30, 2014, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
DeKalb Professional Center	$20,000	$2,000
Country Club MOB	$4,000	$3,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following summarizes the fair value of our 2014 property acquisitions at the time of acquisition:

	DeKalb Professional Center		Country Club MOB
Building and improvements	$2,871,000		$2,306,000
Land	479,000		240,000
In-place leases	172,000		190,000
Above market leases	—		21,000
Total assets acquired	3,522,000		2,757,000
Below market leases	(112,000)		—
Other liabilities	(598,000)	(1)	—
Total liabilities assumed	(710,000)		—
Net assets acquired	$2,812,000		$2,757,000
__________

(1)
Included in other liabilities is $598,000 accrued for as a contingent consideration obligation in connection with the purchase of DeKalb Professional Center. See Note 10, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

Assuming the property acquisitions in 2014 discussed above had occurred on January 11, 2013 (Date of Inception), for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	June 30, 2014	June 30, 2013
Revenue	$147,000	$139,000	$292,000	$261,000
Net loss	$(278,000)	$(18,000)	$(290,000)	$(281,000)
Net loss attributable to controlling interest	$(278,000)	$(18,000)	$(290,000)	$(281,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.15)	$(0.03)	$(0.23)	$(0.42)
The pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 11, 2013 (Date of Inception). In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results in 2014 and added to the 2013 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
12. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivable and escrow deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained at the time of property acquisition and upon lease execution.
As of June 30, 2014, we owned properties in Georgia, which accounts for 100% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in this state’s economy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2014, rental payments by five of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2014 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
RMS Lifeline, Inc.	$85,000	18.3%	DeKalb Professional Center	7,000	10/31/21
John E. Chaney PC	$80,000	17.3%	Country Club MOB	4,000	03/31/15
Miller & Gaines PC	$74,000	15.9%	Country Club MOB	4,000	12/31/18
The Emory Clinic, Inc.	$74,000	15.9%	DeKalb Professional Center	5,000	12/31/18
Robert T. Goetzinger MD, PC	$47,000	10.1%	Country Club MOB	3,000	11/30/17
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2014. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not own any properties.
13. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities. For the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2014 and 2013, there were 8,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2014 and 2013, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
14. Subsequent Events
Status of our Offering
On August 05, 2014, we satisfied the $87,500,000 minimum offering amount required by the state of Pennsylvania in connection with our offering and began accepting subscriptions from Pennsylvania investors.
As of August 1, 2014, we had received and accepted subscriptions in our offering for 8,719,953 shares of our common stock, or $86,896,000, excluding shares of our common stock issued pursuant to the DRIP.
Property Acquisition
Subsequent to June 30, 2014, we completed one property acquisition comprising three buildings from an unaffiliated party. The aggregate contract purchase price of this property was $6,525,000 and we paid $147,000 in acquisition fees to our advisor and its affiliates in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition. The following is a summary of our property acquisition subsequent to June 30, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Acquisition Fee(2)
Acworth Medical Complex	Acworth, GA	Medical Office	07/02/14	$6,525,000	$147,000
______________

(1)	We own 100% of our property acquired subsequent to June 30, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)
Our advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price which was paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2014 and December 31, 2013, together with our results of operations for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013 and cash flows for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2014.
On February 26, 2014, we commenced our initial public offering, or our offering, in which we are offering to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. We reserve the right to reallocate the shares of common stock we are offering in our offering between the primary offering and the DRIP.
The conditions of our minimum offering amount were satisfied on May 12, 2014, and we admitted our initial subscribers as stockholders, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the SEC (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors.
As of June 30, 2014, we had received and accepted subscriptions in our offering for 4,552,960 shares of our common stock, or approximately $45,332,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until August 05, 2014, when we had received and accepted subscriptions aggregating at least $87,500,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 26, 2015 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is jointly owned and managed by our co-sponsors. We are not affiliated with Griffin Capital or Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
As of June 30, 2014, we had completed two acquisitions comprising two properties, or two buildings, and 36,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,605,000.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.
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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.
Impairment
We carry our operating properties at historical cost less accumulated depreciation. We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
In the event that the carrying amount of an operating property exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
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
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest will be determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment will be estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, is based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, will be determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
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
The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the asset will be compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.
The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Qualification as a REIT
We have not yet qualified as a REIT. We intend to qualify and make the election to be taxed as a REIT, under Sections 856 through 860 of the Code, when we file our tax return for the taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2014
For a discussion of property acquisitions in 2014, see Note 3, Real Estate Investments, Net and Note 14, Subsequent Events – Property Acquisition, to our accompanying condensed consolidated financial statements.
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
Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
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
Scheduled Lease Expirations
As of June 30, 2014, our consolidated properties were 82.6% occupied and during the remainder of 2014, none of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2014, our remaining weighted average lease term was 5.0 years.
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
Results of Operations
We had no results of operations for the period from January 11, 2013 (Date of Inception) through June 30, 2013, and therefore our results of operations for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
Except where otherwise noted, our results of operations for the three and six months ended June 30, 2014 are primarily comprised of income derived from our two medical office buildings acquired as of June 30, 2014 and acquisition related expenses related to such purchases, as well as general and administrative expenses.
Real Estate Revenue
For the three and six months ended June 30, 2014, real estate revenue was $24,000 and was primarily comprised of base rent of $19,000 and expense recoveries of $3,000.
Rental Expenses
For the three and six months ended June 30, 2014, rental expenses were $5,000 and primarily consisted of real estate taxes of $2,000.
General and Administrative
For the three and six months ended June 30, 2014, general and administrative was $222,000 and $268,000, respectively.
For the three months ended June 30, 2014, general and administrative was primarily related to share discounts expense of $89,000, directors’ and officers’ liability insurance of $42,000, professional and legal fees of $32,000, board of directors fees of $31,000 and restricted stock compensation expense of $18,000.
For the six months ended June 30, 2014, general and administrative was primarily related to share discounts expense of $89,000, directors’ and officers’ liability insurance of $57,000, board of directors fees of $41,000, professional and legal fees of $36,000 and restricted stock compensation expense of $33,000.
We did not incur any asset management fees for the three and six months ended June 30, 2014 as a result of our advisor waiving $2,000 in asset management fees for June 2014. See Note 9, Related Party Transactions — Operational Stage — Asset Management Fee, for a further discussion of the waiver.
Acquisition Related Expenses
For the three and six months ended June 30, 2014, acquisition related expenses of $324,000 were related primarily to expenses associated with the acquisition of our two property acquisitions, including acquisition fees of $126,000 incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three and six months ended June 30, 2014, depreciation and amortization was $13,000 and consisted of depreciation on our operating properties of $11,000 and amortization on our identified intangible assets of $2,000.
Liquidity and Capital Resources
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our ability to raise funds through our offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our future indebtedness and payment of distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and its affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees. See Note 8, Equity— Offering Costs, and Note 9, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings and the net proceeds of our offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our advisor evaluates potential investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we fully invest the proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of the net proceeds available for investment as well as our ability to arrange debt financing.
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our offering, proceeds from sales of other investments, borrowings, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Based on the properties owned as of June 30, 2014, we estimate that our expenditures for capital improvements will require up to $9,000 for the remaining six months of 2014. As of June 30, 2014, we did not have any restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewed leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.
Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, were $464,000 and $0, respectively. For the six months ended June 30, 2014, cash flows used in operating activities related to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.

Cash flows used in investing activities for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, were $5,702,000 and $0, respectively. For the six months ended June 30, 2014, cash flows used in investing activities related primarily to the acquisition of our two property acquisitions in the amount of $5,502,000 and the payment of $200,000 in real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Cash flows provided by financing activities for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013, were $38,325,000 and $202,000, respectively. For the six months ended June 30, 2014, such cash flows related to funds raised from investors in our offering in the amount of $43,194,000, partially offset by the payment of offering costs of $4,856,000 in connection with our offering and distributions to our common stockholders of $13,000. For the period from January 11, 2013 (Date of Inception) through June 30, 2013, such cash flows related to $200,000 received from our advisor for the purchase of 22,222 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we receive and accept subscriptions aggregating at least the minimum offering, or the Commencement Date, through June 30, 2014, as a result of our advisor advising us that it intended to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor had agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering in May 2014, the distributions declared for each record date in the May 2014 and June 2014 periods were paid in June 2014 and July 2014, respectively, from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor will waive Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. See Note 9, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements for a further discussion of the said waiver. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
On June 23, 2014, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on September 30, 2014. The distributions declared for each record date in the July 2014, August 2014 and September 2014 periods will be paid in August 2014, September 2014 and October 2014, respectively, only from legally available funds.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears.
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

We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through June 30, 2013. The distributions paid for the six months ended June 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended
	June 30, 2014
Distributions paid in cash	$13,000
Distributions reinvested	11,000
	$24,000
Sources of distributions:
Cash flows from operations	$—	—%
Waiver of fees by our advisor	2,000	8.3
Offering proceeds	22,000	91.7
	$24,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2014, we did not have any amounts payable to our advisor or its affiliates that would be paid from cash flows from operations in the future.
As of June 30, 2014, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $2,000 in asset management fees waived by our advisor discussed above. Other than the waiver of Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 11, 2013 (Date of Inception) through June 30, 2013. The distributions paid for the six months ended June 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Six Months Ended
	June 30, 2014
Distributions paid in cash	$13,000
Distributions reinvested	11,000
	$24,000
Sources of distributions:
FFO	$—	—%
Waiver of fees by our advisor	2,000	8.3
Offering proceeds	22,000	91.7
	$24,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur interest expense as result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Funds from Operations and Modified Funds from Operations below.

Financing
We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2014, we did not have any borrowings.
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
REIT Requirements
In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offerings.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 6, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
As of June 30, 2014, we did not have any outstanding debt.
Contractual Obligations
As of June 30, 2014, we did not have any contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet transactions.
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

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist, and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset an impairment charge would be recognized. Testing for impairment charges is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering, we will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of below market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise significant proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013:

	Three Months Ended June 30,		Six Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	June 30, 2014	June 30, 2013
Net loss	$(540,000)	$—	$(586,000)	$—
Add:
Depreciation and amortization — consolidated properties	13,000	—	13,000	—
Less:
Net income attributable to redeemable noncontrolling interest	(1,000)	—	—	—
Depreciation and amortization related to noncontrolling interests	—	—	—	—
FFO	$(528,000)	$—	$(573,000)	$—

Acquisition related expenses(1)	$324,000	$—	$324,000	$—
Amortization of below market leases(2)	(1,000)	—	(1,000)	—
Change in deferred rent receivables(3)	(1,000)	—	(1,000)	—
Adjustments for redeemable noncontrolling interests(4)	—	—	—	—
MFFO	$(206,000)	$—	$(251,000)	$—
Weighted average common shares outstanding — basic and diluted	1,152,933	22,222	590,701	22,222
Net loss per common share — basic and diluted	$(0.47)	$—	$(0.99)	$—
FFO per common share — basic and diluted	$(0.46)	$—	$(0.97)	$—
MFFO per common share — basic and diluted	$(0.18)	$—	$(0.42)	$—
_________

(1)
In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

(2)
Under GAAP, below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of below market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(4)	Includes all adjustments to eliminate the redeemable noncontrolling interest's share of the adjustments described in Notes (1) - (3) to convert our FFO to MFFO.
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses are paid in cash by us, and we do not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise significant proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and for the period from January 11, 2013 (Date of Inception) through June 30, 2013:

	Three Months Ended June 30,		Six Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	June 30, 2014	June 30, 2013
Net loss	$(540,000)	$—	$(586,000)	$—
General and administrative	222,000	—	268,000	—
Acquisition related expenses	324,000	—	324,000	—
Depreciation and amortization	13,000	—	13,000	—
Interest income	—	—	—	—
Net operating income	$19,000	$—	$19,000	$—

Subsequent Events
For a discussion of subsequent events, see Note 14, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not incurred debt any as of June 30, 2014, we had limited exposure to interest rate market risks.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, our stockholders will likely sell them at a substantial discount.
We commenced our initial public offering on February 26, 2014. However, there currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders' ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 12.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Quarterly Reports on Form 10-Q.
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
We have used net proceeds from our offering and our advisor has waived certain fees payable to them as discussed below, and in the future, may use the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders in order to qualify as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the Commencement Date through June 30, 2014, as a result of our advisor advising us that it intended to waive the Advisory Fees that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor had agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering in May 2014, the distributions declared for each record date in the May 2014 and June 2014 periods were paid in June 2014 and July 2014, respectively, from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor will waive Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
On June 23, 2014, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on September 30, 2014. The distributions declared for each record date in the July 2014, August 2014 and September 2014 periods will be paid in August 2014, September 2014 and October 2014, respectively, only from legally available funds.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears.
We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through June 30, 2013. The distributions paid for the six months ended June 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended
	June 30, 2014
Distributions paid in cash	$13,000
Distributions reinvested	11,000
	$24,000
Sources of distributions:
Cash flows from operations	$—	—%
Waiver of fees by our advisor	2,000	8.3
Offering proceeds	22,000	91.7
	$24,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2014, we did not have any amounts payable to our advisor or its affiliates that would be paid from cash flows from operations in the future.

As of June 30, 2014, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $2,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, will have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 11, 2013 (Date of Inception) through June 30, 2013. The distributions paid for the six months ended June 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended
	June 30, 2014
Distributions paid in cash	$13,000
Distributions reinvested	11,000
	$24,000
Sources of distributions:
FFO	$—	—%
Waiver of fees by our advisor	2,000	8.3
Offering proceeds	22,000	91.7
	$24,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
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
We were formed in January 2013 and did not engage in any material business operations prior to the effective date of our offering. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

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
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors of 16 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc., or GC REIT, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT II, and may sponsor or co-sponsor additional real estate programs in the future. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders' investment may suffer.
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
Our share repurchase plan includes significant restrictions and limitations. Except in the cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase and until our stockholders have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that our stockholders will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that will expire February 26, 2015 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 7.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 7.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
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
Griffin Capital and American Healthcare Investors are currently the co-sponsors for other publicly held, non-traded REITs, including GA Healthcare REIT II, and are not precluded from sponsoring other real estate programs in the future. As a result, we may be buying properties at the same time as one or more other Griffin Capital or American Healthcare Investors programs that are managed or advised by affiliates of our advisor. Officers and employees of our advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. Therefore, American Healthcare Investors, acting as managing member of both our advisor and the sub-advisor of GA Healthcare REIT II, adopted an asset allocation policy to allocate potential investment opportunities among us and GA Healthcare REIT II based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects. After consideration and analysis of such factors, if American Healthcare Investors determines that the investment opportunity is suitable for both companies, then: (i) we will have priority for investment opportunities of $20,000,000 or less, until such time as we reach $500,000,000 in aggregate assets (based on contract purchase price); and (ii) GA Healthcare REIT II will have priority for (a) investment opportunities of $100,000,000 or greater and (b) international investments, until such time as GA Healthcare REIT II reaches 30.0% portfolio leverage (calculated by dividing debt by contract purchase price and based on equity existing as of January 1, 2014). In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for us and GA Healthcare REIT II, the investment opportunity will be offered to the company that has had the longest period of time elapse since it was offered an investment opportunity. The asset allocation policy initially applied until June 30, 2014, but was renewed on June 23, 2014 for another 30 days and subject to successive automatic 30 day renewals until terminated upon notice by American Healthcare Investors, our board of directors or the board of directors of GA Healthcare REIT II. Because of this asset allocation policy, qualified investment opportunities may be rendered unavailable for acquisition by us, and therefore, we may be unable to find suitable investments as a result of this asset allocation policy, which could cause the returns on our stockholders’ investments to suffer.

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

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of a national economic slowdown or downturn and other changes in national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

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
We depend upon tenants for a majority of our revenue from real property investments. Disruptions in the financial markets and deterioration in economic conditions may result in increased vacancy rates for commercial real estate, including medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates may lead to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. Disruptions in the financial markets and deterioration in economic conditions could impact certain properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.
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
Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.
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
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO, and may further dilute our stockholders' investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

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
Our advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.
Other than the waiver of Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, as discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.
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

Because not all REITs calculate MFFO the same way, our use of MFFO may not provide meaningful comparisons with other REITs.
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
American Healthcare Investors’ executives face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.
Certain of the executives of American Healthcare Investors face competing demands relating to their time and resources because they are also or may become affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
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
Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders' long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor in redemption of its limited partnership units upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement, even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders' best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor.
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
Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.
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
Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the the North American Securities Administrators Association, or NASAA, Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

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
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. To avoid registration as an investment company, we may not be able to operate our business successfully. If we become subject to registration under the Investment Company Act, we may not be able to continue our business.

We conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

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

We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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
Risks Related to Investments in Real Estate
Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of our stockholders' investment.
We are subject to risks generally incidental to the ownership of real estate, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive, and therefore, potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of our stockholders' investment.
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

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.
As of August 8 2014, rental payments by two of our tenants, Emory Specialty Associates, LLC and RMS Lifeline, Inc., accounted for approximately 43.8% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Emory Specialty Associates, LLC and RMS Lifeline, Inc., would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
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
Some of the properties we have acquired and will seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our medical office buildings, and future hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and tenants may be unable to compete successfully.
Our medical office buildings, and future hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities often will face competition from nearby medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
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

Any reduction in rental revenues resulting from the inability of our medical office buildings, and future hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB and the International Accounting Standards Board, or the IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on August 17, 2010 and a Revised Exposure Draft on May 16, 2013, or collectively, the Exposure Drafts, which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.
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
Any property that we acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases or future leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.

Our operating properties are subject to real and personal property taxes that may increase in the future, which could adversely affect our cash flows.
Our operating properties are subject to real and personal property taxes that may increase as tax rates change and as the operating properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the operating property and the operating property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
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
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations.
We will seek to acquire properties outside the U.S., although we will not invest more than 25.0% of our offering proceeds available for investment in international properties. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Investments in properties or other real estate-related investments outside the U.S. would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We may generate a portion of our revenue in foreign currencies. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the U.S. likely will be denominated in the local currency. Therefore, any investments we make outside the U.S. may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
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
Sources of revenue for our tenants include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. Therefore, the reduction of 27.0% for Medicare reimbursement to physicians that is related to the sustainable growth rate adjustment has been delayed until March 31, 2015. However, this is merely a delay in the implementation of the Medicare payment reduction to physicians and it may be implemented in 2015, which will adversely impact our tenants’ ability to make rental payments.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, and future hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
We intend to qualify and elect to be taxed as a REIT under the Code beginning with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT or maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
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
In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or IRS, could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.
Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal income tax rate applicable to corporations is currently 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Dividends paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders' return on their investment.
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
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income, or UBTI.
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

•
part of the income and gain recognized by a tax exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•
part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

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
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.
If our stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act, or ERISA, or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including their Benefit Plan or IRA’s investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA and/or the Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA and/or the Code) of our stockholders' Benefit Plan or IRA, our stockholders should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On May 14, 2014, we issued an aggregate of 10,000 shares of restricted common stock to our independent directors upon their election to our board of directors, after having raised the minimum offering in our initial public offering and upon the initial release of such funds from escrow. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. These restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-186073), covering a public offering of up to $1,900,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933 on February 26, 2014. Griffin Capital Securities, Inc. is the dealer manager of our offering. We are offering to the public a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to the DRIP for $9.50 per share. We reserve the right to reallocate the shares of common stock we are offering in our offering between the primary offering and the DRIP.
As of June 30, 2014, we had received and accepted subscriptions in our offering for 4,552,960 shares of our common stock, or approximately $45,332,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until August 05, 2014, when we had received and accepted subscriptions aggregating at least $87,500,000) and shares of our common stock issued pursuant to the DRIP. As of June 30, 2014, a total of $11,000 in distributions were reinvested pursuant to the DRIP and 1,130 shares of our common stock were issued pursuant to the DRIP.
As of June 30, 2014, we had incurred other offering expenses of $911,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of June 30, 2014, we had incurred selling commissions of $3,017,000 and dealer manager fees of $1,339,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our offering was 11.6% as of June 30, 2014 and will not exceed 12.0% in the aggregate. As of June 30, 2014, net offering proceeds in our offering were $40,076,000, including proceeds from the DRIP and after deducting offering expenses.
As of June 30, 2014, $201,000 remained payable to our advisor or its affiliates for costs related to our offering.
As of June 30, 2014, we had used $5,502,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $126,000 to pay acquisition related expenses and $200,000 to pay real estate deposits for proposed future acquisitions.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the period covered by this Quarterly Report on Form 10-Q, we did not receive any requests pursuant to our share repurchase plan and did not repurchase any of our securities.
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

Griffin-American Healthcare REIT III, Inc. (Registrant)

August 8, 2014	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

August 8, 2014	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit C to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Real Estate Purchase Agreement and Escrow Instructions by and between 5461 Hillandale, LLC and McWhirter Realty Partners, LLC, Griffin-American Healthcare REIT III Advisor, LLC, and Chicago Title Insurance Company, dated April 28, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2014 and incorporated herein by reference)

10.2
Real Estate Purchase Agreement and Escrow Instructions by and between Stockbridge 225, LLC and Robert Preston and Mark Errol Copilevitz, Griffin-American Healthcare REIT III Advisor, LLC, and First American Title Insurance Company, dated May 9, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 14, 2014 and incorporated herein by reference)

10.3
Real Estate Purchase Agreement and Escrow Instructions by and between James Ronald Eaton and Janice Eaton Bates, as Trustees of the Ronald J. Eaton Testamentary Trust, BBE&F LLC and Larry Braden, Griffin-American Healthcare REIT III Advisor, LLC, and First American Title Insurance Company, dated May 13, 2014 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 14, 2014 and incorporated herein by reference)

10.4
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between Griffin-American Healthcare REIT III Advisor, LLC and GAHC3 Lithonia GA MOB, LLC, dated May 14, 2014 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 14, 2014 and incorporated herein by reference)

10.5
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between Griffin-American Healthcare REIT III Advisor, LLC and GAHC3 Stockbridge GA MOB, LLC, dated May 14, 2014 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 14, 2014 and incorporated herein by reference)

10.6
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between Griffin-American Healthcare REIT III Advisor, LLC and GAHC3 Acworth GA MOB, LLC, dated May 14, 2014 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2014 and incorporated herein by reference)

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