Form 10-Q
period 2014-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2014-11-12
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 7, 2014, there were 29,828,978 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013, for the Nine Months Ended September 30, 2014 and for the Period from January 11, 2013 (Date of Inception) through September 30, 2013	4
Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2014 and for the Period from January 11, 2013 (Date of Inception) through September 30, 2013	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and for the Period from January 11, 2013 (Date of Inception) through September 30, 2013	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3. Defaults Upon Senior Securities	83
Item 4. Mine Safety Disclosures	83
Item 5. Other Information	83
Item 6. Exhibits	83
Signatures	84

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Real estate investments, net	$37,921,000	$—
Cash and cash equivalents	141,159,000	202,000
Accounts and other receivables	2,420,000	—
Real estate and escrow deposits	300,000	—
Identified intangible assets, net	4,313,000	—
Other assets, net	926,000	—
Total assets	$187,039,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,849,000	$—
Accounts payable due to affiliates	209,000	—
Identified intangible liabilities, net	240,000	—
Security deposits, prepaid rent and other liabilities	1,524,000	—
Total liabilities	3,822,000	—

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest (Note 9)	2,000	—

Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 21,048,223 and 22,222 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	210,000	—
Additional paid-in capital	187,163,000	200,000
Accumulated deficit	(4,158,000)	—
Total stockholders' equity	183,215,000	200,000
Noncontrolling interest (Note 10)	—	2,000
Total equity	183,215,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$187,039,000	$202,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2014 and 2013,
for the Nine Months Ended September 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through September 30, 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	September 30, 2014	September 30, 2013
Revenue:
Real estate revenue	$496,000	$—	$520,000	$—
Expenses:
Rental expenses	128,000	—	133,000	—
General and administrative	281,000	—	549,000	—
Acquisition related expenses	1,400,000	—	1,724,000	—
Depreciation and amortization	255,000	—	268,000	—
Total expenses	2,064,000	—	2,674,000	—
Loss from operations	(1,568,000)	—	(2,154,000)	—
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(44,000)	—	(44,000)	—
Interest income	19,000	—	19,000	—
Net loss	(1,593,000)	—	(2,179,000)	—
Less: net loss (income) attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(1,593,000)	$—	$(2,179,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(0.13)	$—	$(0.49)	$—
Weighted average number of common shares outstanding — basic and diluted	11,935,505	22,222	4,413,858	22,222
Distributions declared per common share	$0.15	$—	$0.23	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through September 30, 2013
(Unaudited)

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	20,952,360	210,000	208,884,000	—	209,094,000	—	209,094,000
Offering costs — common stock	—	—	(22,567,000)	—	(22,567,000)	—	(22,567,000)
Issuance of vested and nonvested restricted common stock	10,000	—	20,000	—	20,000	—	20,000
Issuance of common stock under the DRIP	63,641	—	604,000	—	604,000	—	604,000
Amortization of nonvested common stock compensation	—	—	22,000	—	22,000	—	22,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(1,979,000)	(1,979,000)	—	(1,979,000)
Net loss	—	—	—	(2,179,000)	(2,179,000)	—	(2,179,000)
BALANCE — September 30, 2014	21,048,223	$210,000	$187,163,000	$(4,158,000)	$183,215,000	$—	$183,215,000

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — January 11, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — September 30, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through September 30, 2013
(Unaudited)

	Nine Months Ended	Period from January 11, 2013 (Date of Inception) through
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,179,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,000	—
Other amortization (including deferred financing costs and above/below market leases)	36,000	—
Deferred rent	(72,000)	—
Stock based compensation	42,000	—
Acquisition fees paid in stock	103,000	—
Share discounts	115,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(137,000)	—
Other assets	(125,000)	—
Accounts payable and accrued liabilities	760,000	—
Accounts payable due to affiliates	4,000	—
Security deposits, prepaid rent and other liabilities	(166,000)	—
Net cash used in operating activities	(1,351,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(40,431,000)	—
Real estate and escrow deposits	(300,000)	—
Net cash used in investing activities	(40,731,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	206,339,000	200,000
Deferred financing costs	(703,000)	—
Contribution from noncontrolling interest to operating partnership	—	2,000
Payment of offering costs	(22,108,000)	—
Distributions paid	(489,000)	—
Net cash provided by financing activities	183,039,000	202,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	140,957,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	202,000	—
CASH AND CASH EQUIVALENTS — End of period	$141,159,000	$202,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$22,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$14,000	$—
Accounts payable and accrued liabilities	$148,000	$—
Security deposits, prepaid rent and other liabilities	$1,690,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$604,000	$—
Distributions declared but not paid	$886,000	$—
Accrued offering costs	$205,000	$—
Reclassification of noncontrolling interest	$2,000	$—
Receivable from transfer agent	$2,283,000	$—
Accrued deferred financing costs	$33,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended September 30, 2014 and 2013, for the Nine Months Ended September 30, 2014 and
for the Period from January 11, 2013 (Date of Inception) through September 30, 2013
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
The conditions of our minimum offering amount were satisfied on May 12, 2014, and we admitted our initial subscribers as stockholders, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on May 14, 2014 and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC, (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors. On August 5, 2014, we satisfied the $87,500,000 minimum offering required by the state of Pennsylvania in connection with our offering and we began accepting subscriptions from Pennsylvania investors. As of September 30, 2014, we had received and accepted subscriptions in our offering for 20,952,360 shares of our common stock, or $208,978,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through two reportable business segments — medical office buildings and senior housing. As of September 30, 2014, we had completed six acquisitions comprising six properties, or nine buildings, and approximately 229,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $41,025,000.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2014 and December 31, 2013, we owned greater than a 99.99% and a 99.01%, respectively, general partnership interest therein. Our advisor is a limited partner, and as of September 30, 2014 and December 31, 2013, our advisor owned less than a 0.01% and a 0.99%, respectively, noncontrolling limited partnership interest in our operating partnership.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of September 30, 2014 and December 31, 2013, we did not have any allowances for uncollectible accounts.
Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from six months to 15.1 years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life, ranging from five years to 10 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, is based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loans payable, net in our accompanying condensed consolidated balance sheets and is amortized against or to interest expense, as applicable, over the remaining term of the assumed mortgage.
The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.
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
See Note 12, Fair Value Measurements, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets
Other assets consist of deferred financing costs, prepaid expenses and deposits and deferred rent receivables. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of operations.
See Note 5, Other Assets, Net, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Contingent Consideration
As of September 30, 2014, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets was $1,393,000 of contingent consideration obligations in connection with the acquisitions of DeKalb Professional Center and Acworth Medical Complex. Such amounts are due upon certain criteria being met within specified time frames. We did not have any contingent consideration obligations as of December 31, 2013. See Note 12, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Stock Compensation
We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 10, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2014. To qualify or to maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2014 and December 31, 2013, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of September 30, 2014, we operated through two reportable business segments —medical office buildings and senior housing. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
See Note 14, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, which amends the definition of a discontinued operation to raise the threshold for disposals to qualify as discontinued operations and requires additional disclosures about disposal transactions. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components either (i) has been disposed of or (ii) is classified as held for sale. In addition, ASU 2014-08 requires additional disclosures about both (i) a disposal transaction that meets the definition of a discontinued operation and (ii) an individually significant component of an entity that is disposed of or held for sale that does not qualify for discontinued operations presentation in the financial statements. We anticipate that the majority of our future property dispositions will not be classified as discontinued operations. ASU 2014-08 is effective prospectively for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 on January 1, 2014, which did not have an impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance, and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. Early application is not permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 on January 1, 2017 will have on our consolidated financial statements, if any.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Building and improvements	$34,150,000	$—
Land	3,956,000	—
	38,106,000	—
Less: accumulated depreciation	(185,000)	—
	$37,921,000	$—
Depreciation expense for the three and nine months ended September 30, 2014 was $174,000 and $185,000, respectively. We did not incur any depreciation expense for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013. In addition to the acquisitions discussed below, for the three and nine months ended September 30, 2014, we had capital expenditures of $22,000 on our medical office buildings. We did not have any capital expenditures on our senior housing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions. We did not incur such fees and expenses for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Acquisitions in 2014
For the nine months ended September 30, 2014, we completed six property acquisitions comprising nine buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $41,025,000 and we incurred $923,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the nine months ended September 30, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Acquisition Fee(2)
DeKalb Professional Center	Lithonia, GA	Medical Office	06/06/14	$2,830,000	$64,000
Country Club MOB	Stockbridge, GA	Medical Office	06/26/14	2,775,000	62,000
Acworth Medical Complex	Acworth, GA	Medical Office	07/02/14	6,525,000	147,000
Wichita KS MOB	Wichita, KS	Medical Office	09/04/14	8,800,000	198,000
Delta Valley ALF Portfolio	Batesville and Cleveland, MS	Senior Housing	09/11/14	13,345,000	300,000
Lee's Summit MO MOB	Lee's Summit, MO	Medical Office	09/18/14	6,750,000	152,000
Total				$41,025,000	$923,000
___________

(1)	We own 100% of our properties acquired in 2014.

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

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
In-place leases, net of accumulated amortization of $83,000 as of September 30, 2014 (with a weighted average remaining life of 10.4 years as of September 30, 2014)	$2,912,000	$—
Above market leases, net of accumulated amortization of $24,000 as of September 30, 2014 (with a weighted average remaining life of 9.9 years as of September 30, 2014)	1,401,000	—
	$4,313,000	$—
Amortization expense for the three and nine months ended September 30, 2014 was $105,000 and $107,000, respectively, which included $24,000 of amortization recorded against real estate revenue for above market leases in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible assets for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
The aggregate weighted average remaining life of the identified intangible assets was 10.2 years as of September 30, 2014. As of September 30, 2014, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$190,000
2015	593,000
2016	565,000
2017	476,000
2018	413,000
Thereafter	2,076,000
$4,313,000
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Deferred financing costs, net of accumulated amortization of $21,000 as of September 30, 2014	$715,000	$—
Prepaid expenses and deposits	139,000	—
Deferred rent receivables	72,000	—
	$926,000	$—
Amortization expense on deferred financing costs for the three and nine months ended September 30, 2014 was $21,000. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on deferred financing costs for the three and nine months ended September 30, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2014, estimated amortization expense on deferred financing costs for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$61,000
2015	245,000
2016	245,000
2017	164,000
2018	—
Thereafter	—
$715,000
6. Identified Intangible Liabilities, Net
As of September 30, 2014, identified intangible liabilities consisted of below market leases of $240,000, net of accumulated amortization of $9,000. We did not have any identified intangible liabilities as of December 31, 2013. Amortization expense on below market leases for the three and nine months ended September 30, 2014 was $8,000 and $9,000, respectively. We did not incur any amortization expense on below market leases for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below market leases was 7.5 years as of September 30, 2014. As of September 30, 2014, estimated amortization expense on below market leases for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$9,000
2015	35,000
2016	35,000
2017	34,000
2018	28,000
Thereafter	99,000
$240,000
7. Line of Credit
On August 18, 2014, we, through Griffin-American Healthcare REIT III Holdings, LP, our operating partnership, and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swing line lender and issuer of letters of credit; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint bookrunners; and KeyBank, National Association, or KeyBank, as lender and syndication agent, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or our line of credit.
On August 18, 2014, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America and KeyBank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement. The proceeds of loans made under our line of credit may be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions and repayment of debt). Our operating partnership may obtain up to $20,000,000 in the form of standby letters of credit and up to the greater of $25,000,000 or 10.0% of the maximum principal amount in the form of swingline loans. Our line of credit matures on August 18, 2017, and may be extended for two one-year periods subject to satisfaction of certain conditions, including payment of an extension fee.
The maximum principal amount of the Credit Agreement may be increased up to a total principal amount of $350,000,000, subject to (a) the terms of the Credit Agreement and (b) such additional financing being offered and provided by existing lenders or new lenders under the Credit Agreement.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

At our option, loans under the Credit Agreement bear interest at per annum rates equal to (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 1.95% to 2.45% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement) plus 1.00%, plus (ii) a margin ranging from 0.75% to 1.25% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement is payable monthly.
We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments.
The Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement imposes the following financial covenants, which are specifically defined in the Credit Agreement: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a minimum unencumbered indebtedness yield; (f) a maximum consolidated unencumbered leverage ratio; (g) a minimum consolidated unencumbered interest coverage ratio; (h) limitations on secured recourse indebtedness; and (i) limitations on consolidated unsecured indebtedness. As of September 30, 2014, we were in compliance with all such covenants and requirements.
The Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement. In the event of default, the lenders have the right to terminate their obligations under the Credit Agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. Additionally, in connection with the Credit Agreement, we are required to enter into pledge agreements, pursuant to which we pledge the capital stock of our subsidiaries which own the real property to be included in the Unencumbered Property Pool, as such term is defined in the Credit Agreement. The pledged collateral will be released upon achieving a consolidated total asset value of at least $750,000,000.
Our aggregate borrowing capacity under our line of credit was $60,000,000 as of September 30, 2014. There were no borrowings outstanding and $60,000,000 remained available under our line of credit.
8. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses to be paid by us in connection with our offering. As of December 31, 2013, our advisor and its affiliates had incurred expenses of $1,077,000 on our behalf, which expenses were not recorded in our condensed consolidated balance sheets because such costs did not become our liability until we reached the minimum offering on May 12, 2014, and then only to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. As of September 30, 2014, our advisor and its affiliates had not incurred expenses on our behalf in excess of 2.0% of the gross offering proceeds from our offering.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

When recorded by us, other organizational expenses will be expensed as incurred, as applicable, and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organization and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. Redeemable Noncontrolling Interest
A noncontrolling interest that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 11, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 11, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value.
As of September 30, 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. See Note 10, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion.
The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the nine months ended September 30, 2014:

Amount
Balance — December 31, 2013	$—
Reclassification from equity	2,000
Net loss (income) attributable to redeemable noncontrolling interest	—
Balance — September 30, 2014	$2,000
10. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
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
On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On May 14, 2014, we granted 10,000 shares of our restricted common stock to our independent directors. Through September 30, 2014, we had issued 20,952,360 shares of our common stock in connection with our offering and 63,641 shares of our common stock pursuant to the DRIP. As of September 30, 2014 and December 31, 2013, we had 21,048,223 and 22,222 shares of our common stock issued and outstanding, respectively.
As of September 30, 2014, we had a receivable of $2,283,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received on October 1, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Costs
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2014, we incurred $11,139,000 and $14,156,000 in selling commissions to our dealer manager, respectively, which are charged to stockholders' equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive any selling commissions for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2014, we incurred $4,913,000 and $6,252,000 in dealer manager fees to our dealer manager, respectively, which are charged to stockholders' equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive any dealer manager fees for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, on February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 9, Redeemable Noncontrolling Interest, for a further discussion.
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
For the three and nine months ended September 30, 2014, $593,000 and $604,000, respectively, in distributions were reinvested and 62,511 and 63,641 shares of our common stock, respectively, were issued pursuant to the DRIP. No reinvestment of distributions were made for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013. As of September 30, 2014 and December 31, 2013, a total of $604,000 and $0, respectively, in distributions were reinvested and 63,641 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder's purchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there is insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
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
Upon the election of our two independent directors to our board of directors on February 25, 2014, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering. Having raised the minimum offering and upon the initial release from escrow on May 14, 2014, or the grant date, we granted an aggregate of 10,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Beginning on the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value, which we estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2014, we did not assume any forfeitures. For the three and nine months ended September 30, 2014, we recognized compensation expense of $9,000 and $42,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations. We did not incur compensation expense for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
As of September 30, 2014 and December 31, 2013, there was $58,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.12 years.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2014 and December 31, 2013, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $80,000 and $0, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2014 and December 31, 2013 and the changes for the nine months ended September 30, 2014, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	—	$—
Granted	10,000	$10.00
Vested	(2,000)	$10.00
Forfeited	—	$—
Balance — September 30, 2014	8,000	$10.00
Expected to vest — September 30, 2014	8,000	$10.00
11. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent director are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital or Griffin Securities. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three and nine months ended September 30, 2014, we incurred $2,052,000 and $3,272,000, respectively, in fees and expenses to our affiliates as detailed below. We did not incur fees and expenses to our affiliates for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2014, we incurred $1,248,000 and $2,159,000, respectively, in other organizational and offering expenses to our advisor. Other organizational expenses will be expensed as incurred and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering. We did not incur other organizational and offering expenses to our advisor for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at the established offering price as of the date of closing, net of selling commissions and dealer manager fees, which is currently $9.00 per share. Notwithstanding the foregoing, if we are no longer in our offering stage, the 2.25% acquisition fee for property acquisitions shall be paid in cash. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three and nine months ended September 30, 2014, we incurred $797,000 and $923,000, respectively, in acquisition fees to our advisor or its affiliates, which included 9,839 and 11,396 shares of our common stock issued for the three and nine months ended September 30, 2014, respectively. We did not incur any acquisition fees to our advisor or its affiliates for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Development Fee
In the event our advisor or its affiliates provide development-related services, our advisor or its affiliates receive a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development.
For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions.
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
For the three and nine months ended September 30, 2014, we incurred $0 and $3,000, respectively, in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
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
We did not incur any asset management fees for the three and nine months ended September 30, 2014 as a result of our advisor waiving $29,000 and $31,000, respectively, in asset management fees. Our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, the asset management fees of $31,000 that would have been

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

incurred through September 2014 were waived by our advisor and an additional $6,000 in acquisition fees and/or asset management fees will be waived in subsequent months. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. We did not incur any asset management fees to our advisor or its affiliates for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract its property management duties to any third-party and provide oversight of such third party property manager. Our advisor or its affiliates are paid a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant net leased property, (ii) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property, or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the three and nine months ended September 30, 2014, we incurred $7,000 in property management fees to our advisor or its affiliates. For the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013 we did not incur any property management fees to our advisor or its affiliates. Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations.
Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease.
For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not incur any lease fees to our advisor or its affiliates. When incurred by us, lease fees will be capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not incur any construction management fees to our advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or will be expensed and included in our accompanying condensed consolidated statements of operations, as applicable.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

From the commencement of our offering through September 30, 2014, our operating expenses exceeded this limitation by $271,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 5.5% and (22.8)%, respectively, from the commencement of our offering through September 30, 2014. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in May 2014. We purchased our first property in June 2014. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our net income and our average invested assets was justified from the commencement of our offering through September 30, 2014 given the unusual costs of operating a public company in the early stage of operations.
For the three and nine months ended September 30, 2014, our advisor or its affiliates incurred operating expenses on our behalf of $0 and $180,000, respectively. Our advisor or its affiliates did not incur any operating expenses on our behalf for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

factors. For the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to our Agreement of Limited Partnership, as amended, upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of September 30, 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
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
For the three and nine months ended September 30, 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended		Nine Months Ended
		September 30, 2014		September 30, 2014
Officer's Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$22,000	2,446	$32,000	3,549
Danny Prosky	President and Chief Operating Officer	31,000	3,435	45,000	5,032
Mathieu B. Streiff	Executive Vice President, General Counsel	28,000	3,084	41,000	4,505
Shannon K S Johnson	Chief Financial Officer	5,000	584	8,000	874
Stefan K.L. Oh	Senior Vice President of Acquisitions	5,000	632	8,000	922
Cora Lo	Secretary	5,000	533	5,000	533
Chris Rooney	Vice President of Asset Management	6,000	565	8,000	836
		$102,000	11,279	$147,000	16,251

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates
As of September 30, 2014, the amounts due to our affiliates relate to offering costs of $205,000 and property management fees of $4,000. We did not have any amounts due to our affiliates as of December 31, 2013.
Asset Allocation Policy
On April 10, 2014, American Healthcare Investors, acting as managing member of our advisor and Griffin-American Healthcare REIT Sub-Advisor, LLC, or GA Healthcare REIT II Sub-Advisor, which has been delegated the advisory duties for Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, another publicly registered non-traded healthcare REIT co-sponsored by American Healthcare Investors, adopted an asset allocation policy that initially applied until June 30, 2014, to allocate property acquisitions among us and GA Healthcare REIT II. On June 23, 2014, the asset allocation policy was renewed for another 30 days and was subject to successive automatic 30 day renewals until terminated upon notice by American Healthcare Investors, our board of directors or the board of directors of GA Healthcare REIT II. Pursuant to the asset allocation policy, American Healthcare Investors would allocate potential investment opportunities to us and GA Healthcare REIT II based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects.
However, on August 5, 2014, GA Healthcare REIT II entered into an Agreement and Plan of Merger with Northstar Realty Finance Corp., or NorthStar. The consummation of the merger is subject to certain covenants and closing conditions. One of the covenants contained in the Agreement and Plan of Merger restricts the ability of GA Healthcare REIT II to make additional investments that are not approved by NorthStar or expressly authorized in the Agreement and Plan of Merger. Accordingly, American Healthcare Investors and the sub-advisor of GA Healthcare REIT II do not anticipate submitting additional material investment opportunities to GA Healthcare REIT II while the merger is pending. As a result, on September 30, 2014, American Healthcare Investors suspended the asset allocation policy until the earlier of the date the merger is consummated or the Agreement and Plan of Merger is terminated.
12. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration obligations	$—	$—	$1,393,000	$1,393,000
Total liabilities at fair value	$—	$—	$1,393,000	$1,393,000
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2014. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.
Contingent Consideration
Obligations
In connection with our acquisitions of DeKalb Professional Center and Acworth Medical Complex, we have accrued $1,393,000 as contingent consideration obligations as of September 30, 2014. With regards to DeKalb Professional Center, we have accrued $598,000 and such consideration will be paid within one year of the acquisition date based on the seller's leasing of up to 3,525 square feet of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur at the later of a qualified tenant taking occupancy or the commencement of the rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease all of the unoccupied square footage within the specified time frame. With regards to Acworth Medical Complex, we have accrued $795,000 and such consideration will be paid within 18 months of the acquisition date based on the seller's leasing of up to 6,767 square feet of unoccupied space

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease 4,891 square feet of the 6,767 unoccupied square feet within the specified time frame.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on the contingent consideration obligations are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of September 30, 2014 for the contingent consideration obligations:

Acquisition	Fair Value as of September 30, 2014	Unobservable Inputs(1)	Range of Inputs/Inputs
DeKalb Professional Center(2)	$598,000	Percentage of Total Unoccupied Square Footage Leased Up	100%
		Rental Rate per Square Foot	$15.50
		Tenant Improvement Allowance per Square Foot	$30.00
Acworth Medical Complex(2)	$795,000	Percentage of Total Unoccupied Square Footage Leased Up	72.3%
		Rental Rate per Square Foot	$16.00
		Tenant Improvement Allowance per Square Foot	$30.00
___________

(1)
The most significant input to the valuation is the percentage of total unoccupied square footage leased up and the rental rate per square foot. An increase (decrease) in the percentage of total unoccupied square feet leased up and rental rate per square foot would increase (decrease) the fair value. An increase (decrease) in the tenant improvement allowance per square foot would decrease (increase) the fair value.

(2)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of September 30, 2014.

We did not have any contingent consideration assets and obligations for the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013. The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Contingent Consideration Obligation:
Beginning balance	$598,000	$—
Additions to contingent consideration obligations	795,000	1,393,000
Realized/unrealized (gains) losses recognized in earnings	—	—
Ending balance	$1,393,000	$1,393,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligation still held	$—	$—

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
We consider the carrying values of cash and cash equivalents, accounts and other receivables, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
13. Business Combinations
For the nine months ended September 30, 2014, using net proceeds from our offering, we completed six property acquisitions comprising nine buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $41,025,000, plus closing costs and acquisition fees of $1,396,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired and acquisition dates. We did not complete any property acquisitions for the nine months ended September 30, 2013.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014 for the period subsequent to the acquisition date of each property through September 30, 2014. For the period from the acquisition date through September 30, 2014, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
DeKalb Professional Center	$98,000	$13,000
Country Club MOB	$78,000	$(24,000)
Acworth Medical Complex	$154,000	$62,000
Wichita KS MOB	$80,000	$23,000
Delta Valley ALF Portfolio	$74,000	$25,000
Lee's Summit MO MOB	$36,000	$20,000

The fair value of our six acquisitions at the time of acquisition is shown below:

	DeKalb Professional Center		Country Club MOB	Acworth Medical Complex		Wichita KS MOB	Delta Valley ALF Portfolio	Lee's Summit MO MOB
Building and improvements	$2,871,000		$2,306,000	$6,123,000		$6,288,000	$11,472,000	$5,068,000
Land	479,000		240,000	570,000		943,000	679,000	1,045,000
In-place leases	172,000		190,000	407,000		590,000	1,194,000	442,000
Above market leases	—		21,000	251,000		958,000	—	195,000
Total assets acquired	3,522,000		2,757,000	7,351,000		8,779,000	13,345,000	6,750,000
Below market leases	(112,000)		—	(113,000)		(24,000)	—	—
Other liabilities	(598,000)	(1)	—	(795,000)	(1)	—	—	—
Total liabilities assumed	(710,000)		—	(908,000)		(24,000)	—	—
Net assets acquired	$2,812,000		$2,757,000	$6,443,000		$8,755,000	$13,345,000	$6,750,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

___________

(1)
Included in other liabilities is $598,000 and $795,000 accrued for contingent consideration in connection with the purchase of DeKalb Professional Center and Acworth Medical Complex, respectively. For a further discussion, see Note 12, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration.

Assuming the property acquisitions in 2014 discussed above had occurred on January 11, 2013 (Date of Inception), for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, pro forma revenue, net (loss) income, net (loss) income attributable to controlling interest and net (loss) income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30,		Nine Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	September 30, 2014	September 30, 2013
Revenue	$1,219,000	$1,214,000	$3,612,000	$3,455,000
Net (loss) income	$(189,000)	$329,000	$163,000	$(631,000)
Net (loss) income attributable to controlling interest	$(189,000)	$329,000	$163,000	$(631,000)
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.01)	$0.07	$0.02	$(0.13)
The pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 11, 2013 (Date of Inception). In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2014 and added to the 2013 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
14. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of September 30, 2014, we evaluated our business and made resource allocations based on two reportable business segments—medical office buildings and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, real estate and escrow deposits and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We had no operations during the period from January 11, 2013 (Date of Inception) through September 30, 2013. Summary information for the reportable segments during the three and nine months ended September 30, 2014 was as follows:

	Medical Office Building	Senior Housing	Three Months Ended September 30, 2014
Revenue:
Real estate revenue	$423,000	$73,000	$496,000
Expenses:
Rental expenses	120,000	8,000	128,000
Segment net operating income	$303,000	$65,000	$368,000
Expenses:
General and administrative			$281,000
Acquisition related expenses			1,400,000
Depreciation and amortization			255,000
Loss from operations			(1,568,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)			(44,000)
Interest income			19,000
Net loss			$(1,593,000)

	Medical Office Building	Senior Housing	Nine Months Ended September 30, 2014
Revenue:
Real estate revenue	$447,000	$73,000	$520,000
Expenses:
Rental expenses	125,000	8,000	133,000
Segment net operating income	$322,000	$65,000	$387,000
Expenses:
General and administrative			$549,000
Acquisition related expenses			1,724,000
Depreciation and amortization			268,000
Loss from operations			(2,154,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)			(44,000)
Interest income			19,000
Net loss			$(2,179,000)
Assets by reportable segment as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Medical office buildings	$29,174,000	$—
Senior housing	13,410,000	—
Other	144,455,000	202,000
Total assets	$187,039,000	$202,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables and escrow deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2014, we owned properties in four states for which each state accounted for 10% or more of our annualized base rent. Properties located in Mississippi, Missouri, Georgia and Kansas accounted for 28.7%, 26.2%, 23.8% and 21.3%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Based on leases in effect as of September 30, 2014, our two reportable business segments, medical office buildings and senior housing, accounted for 71.4% and 28.6%, respectively, of our annualized base rent. As of September 30, 2014, three of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
Providence Management LLC	$968,000	28.6%	Delta Valley ALF Portfolio	76,000	09/30/29
Primary Care Associates	$521,000	15.4%	Wichita KS MOB	27,000	11/30/27
Diagnostic Imaging Centers	$343,000	10.2%	Lee's Summit MO MOB	13,000	04/30/17
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of September 30, 2014. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not own any properties.
16. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,000 for both the three and nine months ended September 30, 2014. For the three months ended September 30, 2013 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2014 and 2013, there were 8,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2014 and 2013, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
17. Subsequent Events
Status of our Offering
As of November 7, 2014, we had received and accepted subscriptions in our offering for 29,606,349 shares of our common stock, or $295,361,000, excluding shares of our common stock issued pursuant to the DRIP.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Acquisition
Subsequent to September 30, 2014, we completed one property acquisition comprising one building from an unaffiliated party. The aggregate contract purchase price of this property was $12,000,000 and we paid $270,000 in acquisition fees to our advisor and its affiliates in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition. The following is a summary of our property acquisition subsequent to September 30, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Acquisition Fee(2)
Carolina Commons MOB	Fort Mill, SC	Medical Office	10/15/14	$12,000,000	$270,000
______________

(1)	We own 100% of our property acquired subsequent to September 30, 2014.

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

Related Party Transaction
On November 5, 2014, NorthStar Asset Management Group Inc., or NSAM, and certain of its affiliates entered into a Unit Purchase Agreement, or the NSAM Agreement, to acquire an approximate 46.7% ownership interest in the business of American Healthcare Investors for upfront cash and stock consideration of $57,500,000, consisting of $37,500,000 of cash and $20,000,000 of NSAM common stock (which stock is subject to certain lock-up and vesting restrictions). NSAM’s investment in the business of American Healthcare Investors will be structured as a joint venture, or the AHI Operating Company, with the current principals of American Healthcare Investors (Messrs. Hanson, Prosky and Streiff) owning approximately 48.7%, NSAM owning approximately 46.7%, and Mr. James F. Flaherty, III, one of NSAM’s partners, owning approximately 4.6%. In addition to the initial purchase consideration, upon the achievement of certain performance-based metrics over a five-year period, NSAM could be required to issue up to an additional $15,000,000 (but not to exceed $3,000,000 in any one year) of NSAM common stock to the current principals of American Healthcare Investors. NSAM will also contribute $2,000,000 in shares of common stock to an equity incentive plan for the benefit of certain employees of the AHI Operating Company. In addition, the AHI Operating Company will issue a warrant to Mr. Flaherty that will permit him at any time during the five-year period after the closing to invest up to an additional $5,000,000 in the AHI Operating Company at a valuation 27.3% higher than the initial valuation.
American Healthcare Investors is currently the managing member and owns 75.0% of our advisor and also owns 100% of our property manager. Following the closing of the transactions contemplated by the NSAM Agreement, the AHI Operating Company will own the same 75.0% of our advisor and 100% of our property manager.
The AHI Operating Company will be controlled by an Executive Committee comprised of three American Healthcare Investors designees, expected to be Messrs. Hanson, Prosky and Streiff, and two NSAM designees, one of which is expected to be Mr. Flaherty, subject to certain conditions and subject to certain major decisions requiring the approval of a majority of the members of the Executive Committee, including the approval of both NSAM Executive Committee designees. Mr. Flaherty will not hold voting rights in the AHI Operating Company other than in his capacity as a member of the Executive Committee on behalf of NSAM. All of the executive officers of the AHI Operating Company are expected to be current American Healthcare Investors personnel, including Messrs. Hanson, Prosky and Streiff. The AHI Operating Company is structured to enable the American Healthcare Investors management team that currently serves us through our advisor, to continue to serve us in the same capacity. It is not anticipated that any NSAM personnel will provide services to us as a result of the transaction.
The completion of the transaction contemplated by the NSAM Agreement is subject to various closing conditions. The transaction is expected to close five days after, and is contingent upon, the closing of the merger between GA Healthcare REIT II and NorthStar. Despite the proposed acquisition by NSAM of an interest in the business of American Healthcare Investors and the proposed formation of the AHI Operating Company, including the acquisition of an interest therein by Mr. Flaherty, we expect that the advisory and property management services we receive will continue without any changes in personnel or service procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2014 and December 31, 2013, together with our results of operations for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013 and cash flows for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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
The conditions of our minimum offering amount were satisfied on May 12, 2014, and we admitted our initial subscribers as stockholders, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on May 14, 2014 and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the SEC (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors. On August 5, 2014, we satisfied the $87,500,000 minimum offering required by the state of Pennsylvania in connection with our offering and we began accepting subscriptions from Pennsylvania investors. As of September 30, 2014, we had received and accepted subscriptions in our offering for 20,952,360 shares of our common stock, or $208,978,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through two reportable business segments — medical office buildings and senior housing. As of September 30, 2014, we had completed six acquisitions comprising six properties, or nine buildings, and approximately 229,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $41,025,000.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.
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
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, is based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loans payable, net in our accompanying condensed consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying condensed consolidated balance sheets.
The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.
The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Qualification as a REIT
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2014. To qualify or to maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Acquisitions in 2014
For a discussion of property acquisitions in 2014, see Note 3, Real Estate Investments, Net and Note 17, Subsequent Events – Property Acquisition, to our accompanying condensed consolidated financial statements.
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
Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
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
Scheduled Lease Expirations
As of September 30, 2014, our properties were 92.4% leased and during the remainder of 2014, none of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2014, our remaining weighted average lease term was 9.7 years.
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

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement and civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.
Results of Operations
We had no results of operations for the period from January 11, 2013 (Date of Inception) through September 30, 2013, and therefore our results of operations for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of September 30, 2014, we operated through two reportable business segments —medical office buildings and senior housing. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facilities in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
Except where otherwise noted, our results of operations are primarily due to owning seven medical office buildings and two senior housing facilities as of September 30, 2014, as compared to not owning any buildings as of September 30, 2013. As of September 30, 2014, we owned the following types of properties:

	September 30, 2014
	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	7	$27,680,000	88.7%
Senior housing	2	13,345,000	100%
Total/weighted average	9	$41,025,000	92.4%
Real Estate Revenue
For the three and nine months ended September 30, 2014, real estate revenue was $496,000 and $520,000, respectively, and was primarily comprised of base rent of $347,000 and $366,000, respectively, and expense recoveries of $93,000 and $96,000, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Medical office buildings	$423,000	$447,000
Senior housing	73,000	73,000
Total	$496,000	$520,000

Rental Expenses
For the three and nine months ended September 30, 2014, rental expenses were $128,000 and $133,000, respectively, and primarily consisted of real estate taxes of $44,000 and $46,000, respectively, building maintenance of $30,000 and $31,000, respectively, utilities of $28,000 and $29,000, respectively, third party property management fees of $10,000 and $11,000, respectively, and property management fees to our advisor or its affiliates of $6,000 and $7,000, respectively.

Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
Medical office buildings	$120,000	28.4%	$125,000	28.0%
Senior housing	8,000	11.0%	8,000	11.0%
Total/weighted average	$128,000	25.8%	$133,000	25.6%
Overall, the percentage of rental expenses as a percentage of revenue remained consistent between the three and nine months ended September 30, 2014. We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we buy in the future.
General and Administrative
For the three and nine months ended September 30, 2014, general and administrative was $281,000 and $549,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Professional and legal fees	$108,000	$144,000
Directors’ and officers’ liability insurance	43,000	100,000
Transfer agent services	36,000	40,000
Board of directors fees	34,000	75,000
Bank charges	22,000	24,000
Share discounts expense	15,000	104,000
Franchise taxes	14,000	18,000
Restricted stock compensation	9,000	42,000
Other	—	2,000
Total	$281,000	$549,000
General and administrative for the three and nine months ended September 30, 2014 was primarily due to professional and legal fees, directors' and officers' liability insurance, transfer agent services and board of directors fees.
We did not incur any asset management fees for the three and nine months ended September 30, 2014 as a result of our advisor waiving $29,000 and $31,000, respectively, in asset management fees. See Note 11, Related Party Transactions — Operational Stage — Asset Management Fee, for a further discussion of the waiver.
Acquisition Related Expenses
For the three and nine months ended September 30, 2014, acquisition related expenses were $1,400,000 and $1,724,000, respectively, and were related primarily to expenses associated with our six property acquisitions, including acquisition fees of $797,000 and $923,000, respectively, incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three and nine months ended September 30, 2014, depreciation and amortization was $255,000 and $268,000, respectively, and consisted of depreciation on our operating properties of $174,000 and $185,000, respectively, and amortization on our identified intangible assets of $81,000 and $83,000, respectively.
Interest Expense
For the three and nine months ended September 30, 2014, interest expense was $44,000 and related primarily to the unused fee and to amortization of deferred financing costs on our revolving line of credit with Bank of America, N.A., or Bank of America, or our line of credit. See Note 7, Line of Credit, for a further discussion.
Interest Income
For the three and nine months ended September 30, 2014, we had interest income of $19,000 related to interest earned on funds held in cash accounts.

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
Our principal demands for funds are for the acquisition of real estate and real estate-related investments, payment of operating expenses and interest on our future indebtedness and payment of distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and its affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees. See Note 10, Equity — Offering Costs, and Note 11, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates.
Generally, cash needs for items other than the acquisition of real estate and real estate-related investments will be met from operations, borrowings and the net proceeds of our offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
Based on the properties we owned as of September 30, 2014, we estimate that our expenditures for capital improvements will require up to $22,000 for the remaining three months of 2014. As of September 30, 2014, we did not have any restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, were $1,351,000 and $0, respectively. For the nine months ended September 30, 2014, cash flows used in operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.
Cash flows used in investing activities for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, were $40,731,000 and $0, respectively. For the nine months ended September 30, 2014, cash flows used in investing activities related to our six property acquisitions in the amount of $40,431,000 and the payment of $300,000 in real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Cash flows provided by financing activities for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013, were $183,039,000 and $202,000, respectively. For the nine months ended September 30, 2014, such cash flows related to funds raised from investors in our offering in the amount of $206,339,000, partially offset by the payment of offering costs of $22,108,000 in connection with our offering, the payment of deferred financing costs of $703,000 and distributions to our common stockholders of $489,000. For the period from January 11, 2013 (Date of Inception) through September 30, 2013, such cash flows related to $200,000 received from our advisor for the purchase of 22,222 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we received and accepted subscriptions aggregating at least the minimum offering, or the Commencement Date, through June 30, 2014, as a result of our advisor advising us that it intended to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor had agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering in May 2014, the distributions declared for each record date in the May 2014 and June 2014 periods were paid in June 2014 and July 2014, respectively, from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor will waive Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. See Note 11, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements for a further discussion of the waiver. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on December 31, 2014. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
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

We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through September 30, 2013. The distributions paid for the nine months ended September 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended
	September 30, 2014
Distributions paid in cash	$489,000
Distributions reinvested	604,000
	$1,093,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	1,093,000	100%
	$1,093,000	100%
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
As of September 30, 2014, we had an amount payable of $4,000 to our advisor or its affiliates for property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2014, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $31,000 in asset management fees waived by our advisor discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 11, 2013 (Date of Inception) through September 30, 2013. The distributions paid for the nine months ended September 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Nine Months Ended
	September 30, 2014
Distributions paid in cash	$489,000
Distributions reinvested	604,000
	$1,093,000
Sources of distributions:
FFO	$—	—%
Offering proceeds	1,093,000	100
	$1,093,000	100%
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
As of September 30, 2014, we did not have any borrowings outstanding.
Line of Credit
For a discussion of our line of credit, see Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to qualify or maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offerings.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
As of September 30, 2014, we did not have any outstanding debt.
Contractual Obligations
As of September 30, 2014, we had contingent consideration obligations in the estimated amount of $1,393,000, the majority of which we expect to pay in the next twelve months. For a further discussion of our contingent consideration obligations, see Note 12, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet transactions.

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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed

REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in our prospectus for our offering, we will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise significant proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	September 30, 2014	September 30, 2013
Net loss	$(1,593,000)	$—	$(2,179,000)	$—
Add:
Depreciation and amortization — consolidated properties	255,000	—	268,000	—
Less:
Net loss (income) attributable to redeemable noncontrolling interest	—	—	—	—
Depreciation and amortization related to noncontrolling interest	—	—	—	—
FFO	$(1,338,000)	$—	$(1,911,000)	$—

Acquisition related expenses(1)	$1,400,000	$—	$1,724,000	$—
Amortization of above and below market leases(2)	16,000	—	15,000	—
Change in deferred rent receivables(3)	(71,000)	—	(72,000)	—
Adjustments for redeemable noncontrolling interest(4)	—	—	—	—
MFFO	$7,000	$—	$(244,000)	$—
Weighted average common shares outstanding — basic and diluted	11,935,505	22,222	4,413,858	22,222
Net loss per common share — basic and diluted	$(0.13)	$—	$(0.49)	$—
FFO per common share — basic and diluted	$(0.11)	$—	$(0.43)	$—
MFFO per common share — basic and diluted	$—	$—	$(0.06)	$—
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

(2)
Under GAAP, above and below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above and below market leases, MFFO may provide useful supplemental information on the performance of the real estate.

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
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from January 11, 2013 (Date of Inception) through September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended	Period from January 11, 2013 (Date of Inception) through
	2014	2013	September 30, 2014	September 30, 2013
Net loss	$(1,593,000)	$—	$(2,179,000)	$—
General and administrative	281,000	—	549,000	—
Acquisition related expenses	1,400,000	—	1,724,000	—
Depreciation and amortization	255,000	—	268,000	—
Interest expense	44,000	—	44,000	—
Interest income	(19,000)	—	(19,000)	—
Net operating income	$368,000	$—	$387,000	$—

Subsequent Events
For a discussion of subsequent events, see Note 17, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes. Because we had not incurred any debt as of September 30, 2014, we had limited exposure to interest rate market risks.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on December 31, 2014. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through September 30, 2013. The distributions paid for the nine months ended September 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended
	September 30, 2014
Distributions paid in cash	$489,000
Distributions reinvested	604,000
	$1,093,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	1,093,000	100%
	$1,093,000	100%
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
As of September 30, 2014, we had an amount payable of $4,000 to our advisor or its affiliates for property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2014, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $31,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, will have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 11, 2013 (Date of Inception) through September 30, 2013. The distributions paid for the nine months ended September 30, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended
	September 30, 2014
Distributions paid in cash	$489,000
Distributions reinvested	604,000
	$1,093,000
Sources of distributions:
FFO	$—	—%
Offering proceeds	1,093,000	100
	$1,093,000	100%
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
We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
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
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors of 15 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset REIT II, Inc., and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, and may sponsor or co-sponsor additional real estate programs in the future. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders' investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Securities currently serves as dealer manager for Griffin Capital Essential Asset REIT II, Inc. If Griffin Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds in our offering for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
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
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing facilities, healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
We bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay monthly distributions to our stockholders or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.

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
Increasing vacancy rates for commercial real estate may result from any disruptions in the financial markets and deterioration in economic conditions, which could reduce revenue and the resale value of our properties.
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
Our success is dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our offering or other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, our stockholders should not purchase shares of our common stock unless our stockholders are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the principals, officers and employees of American Healthcare Investors, in particular Mr. Hanson and Mr. Prosky, each of whom would be difficult to replace. Mr. Hanson and Mr. Prosky currently serve as our executive officers and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with either Mr. Hanson or Mr. Prosky. In the event that Mr. Hanson or Mr. Prosky are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Mr. Hanson and/or Mr. Prosky. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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
Our success is dependent on the performance of our co-sponsors.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

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
Certain officers of NorthStar Asset Management Group Inc., or NSAM, or its affiliates are expected to be appointed to the Executive Committee of the joint venture that will invest in the business of American Healthcare Investors, or the AHI Operating Company, and as a result would be privy to strategic information related to our business, which may result in actions that are not in the best interests of us and our stockholders.
On November 5, 2014, NSAM and certain of its affiliates entered into a Unit Purchase Agreement, or the NSAM Agreement, to acquire an approximate 46.7% ownership interest in the business of American Healthcare Investors. Upon completion of the transactions contemplated by the NSAM Agreement, certain officers of NSAM or its affiliates will be members of the Executive Committee of the AHI Operating Company. As such, they will be privy to strategic information of the AHI Operating Company, including information related to our business of investing in healthcare-related facilities. These officers’ loyalties to NSAM and the investment vehicles managed by NSAM, including NorthStar Realty Finance Corp., a publicly-traded real estate investment trust listed on the NYSE, and a healthcare focused, non-traded public real estate investment trust, and their access to information through the Executive Committee of the AHI Operating Company, could result in actions taken by such officers that are not in the best interests of us and our stockholders.

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
As of November 12, 2014, rental payments by three of our tenants, Novant Medical Group, Inc., Providence Management LLC and Primary Care Associates, accounted for approximately 54.3% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Novant Medical Group, Inc., Providence Management LLC and Primary Care Associates, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
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
Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our real estate investments may be concentrated in medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we acquire or intend to selectively develop and own medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
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
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, payment based upon quality outcomes and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In 2014, state and federal insurance exchanges will be implemented which will provide a new mechanism for individuals to obtain insurance.  At this time, the number of payers that are participating in the insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance.  In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the health insurance exchanges. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the insurance exchange payers and a large number of individuals elect to purchase insurance from the insurance exchange. Further, the rates of reimbursement from the insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. The patients may also see an increase in the portion of their responsibility for healthcare expenses such as increased deductibles, co-payments and co-insurance amounts. The providers may have difficulty in collecting a larger portion of the expenses from the patients. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the insurance exchange, which may impact a tenant’s ability to pay rent.
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

•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

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
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT under the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2014. To qualify or to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT or maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
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
None.
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
As of September 30, 2014, we had received and accepted subscriptions in our offering for 20,952,360 shares of our common stock, or approximately $208,978,000, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2014, a total of $604,000 in distributions were reinvested pursuant to the DRIP and 63,641 shares of our common stock were issued pursuant to the DRIP.
As of September 30, 2014, we had incurred other offering expenses of $2,159,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of September 30, 2014, we had incurred selling commissions of $14,156,000 and dealer manager fees of $6,252,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our offering was 10.8% as of September 30, 2014 and will not exceed 12.0% in the aggregate. As of September 30, 2014, net offering proceeds in our offering were $187,015,000, including proceeds from the DRIP and after deducting offering expenses.
As of September 30, 2014, $205,000 remained payable to our advisor or its affiliates for costs related to our offering.
As of September 30, 2014, we had used $40,431,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $926,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $703,000 to pay for deferred financing costs to unaffiliated parties in connection with our line of credit, $396,000 to pay acquisition related expenses to unaffiliated parties and $300,000 to pay real estate deposits for proposed future acquisitions.
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

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 12, 2014	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

November 12, 2014	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to Supplement No. 4 to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on August 28, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit C to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Real Estate Purchase Agreement and Escrow Instructions by and between Wichita MOB Fund I LLC, GAH3 Wichita KS MOB, LLC and First American Title Insurance Company, dated July 24, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2014 and incorporated herein by reference)

10.2
Real Estate Purchase Agreement and Escrow Instructions by and between Grand Street Company, LLC, GAH3 Lee's Summit MO MOB, LLC and Chicago Title Insurance Company, dated August 7, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 13, 2014 and incorporated herein by reference)

10.3
Credit Agreement dated as of August 18, 2014, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT II, Inc., and Certain Subsidiaries, the Lender Party Hereto, Bank of America, N.A., KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.4
Revolving Note dated August 18, 2014, by Griffin-American Healthcare REIT III Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.5
Revolving Note dated August 18, 2014, by Griffin-American Healthcare REIT III Holdings, LP in favor of KeyBank National Association (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.6
Pledge Agreement dated August 18, 2014, by Griffin-American Healthcare REIT III Holdings, LP and Bank of America, N.A. (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.7
Agreement of Purchase and Sale by and between GAHC3 Delta Valley ALF Portfolio, LLC, Providence PCC of Batesville, LLC, and Cleveland PCH Residential Living, LLC, dated August 18, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.8
Real Estate Purchase Agreement and Escrow Instructions by and between J-RED, LLC, Red Carolina Lakes, LLC, GAH3 Carolina Commons MOB, LLC and First American Title Insurance Company, dated August 21, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 27, 2014 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
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