Form 10-K
period 2014-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2015-03-19
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-186073 (1933 Act)
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1749436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18191 Von Karman Avenue, Suite 300, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 270-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the registrant was conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 4,486,399 shares of common stock held by non-affiliates as of June 30, 2014, excluding shares owned by employees of American Healthcare Investors, LLC, our affiliated co-sponsor of our offering of securities, for an aggregate market value of $44,864,000, assuming a market value as of that date of $10.00 per share.
As of March 12, 2015, there were 186,346,855 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
None

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
Company
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our offering, in which we initially offered to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
The conditions of our minimum offering were satisfied on May 12, 2014, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts), and we admitted our initial subscribers as stockholders on that date. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on May 14, 2014 and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC, (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors. On August 5, 2014, we satisfied the $87,500,000 minimum offering required by the state of Pennsylvania in connection with our offering and we began accepting subscriptions from Pennsylvania investors. As of December 31, 2014, we had received and accepted subscriptions in our offering for 91,298,227 shares of our common stock, or $909,777,000, excluding shares of our common stock issued pursuant to the DRIP. On March 12, 2015, we had received and accepted subscriptions in our primary offering for 184,941,800 shares, or $1,842,733,000, and terminated the primary portion of our offering. We continue to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had a one-year term that expired on February 26, 2015, but is subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty, III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital, Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.

Key Developments during 2014 and 2015

•
On February 26, 2014, our Registration Statement on Form S-11 (File No. 333-186073) registering a public offering of up to $1,750,000,000 in shares of common stock in our primary offering and up to $150,000,000 in shares of our common stock pursuant to the DRIP for a maximum offering of up to $1,900,000,000 was declared effective by the SEC.

•
On May 12, 2014, the conditions of our minimum offering were satisfied, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts), and we admitted our initial subscribers as stockholders on that date. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on May 14, 2014 and were available for the acquisition of properties and other purposes disclosed in our prospectus. The conditions of our minimum offering in Washington and Pennsylvania were satisfied on June 10, 2014 and August 5, 2014, respectively, and we began accepting subscriptions from Washington and Pennsylvania investors on such respective dates.

•
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we received and accepted subscriptions aggregating at least the minimum offering through June 30, 2014. The distributions declared for each record date for the period May 14, 2014 through June 30, 2014 were paid in June 2014 and July 2014. We acquired our first property on June 6, 2014, and as such, our advisor waived a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.

•
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0% assuming a purchase price of $10.00 per share.

•
On August 18, 2014, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swingline lender and issuer of letters of credit; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint bookrunners; and KeyBank, National Association, or KeyBank, as lender and syndication agent, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or our line of credit. The maximum principal amount of the Credit Agreement, as amended, may be increased up to a total principal amount of $350,000,000, subject to (a) the terms of the Credit Agreement, as amended, and (b) such additional financing being offered and provided by existing lenders or new lenders under the Credit Agreement, as amended. See Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details.

•
On March 12, 2015, we terminated the primary portion of our offering. As of March 12, 2015, we had received and accepted subscriptions in our offering for 184,941,800 shares of our common stock, or $1,842,733,000, excluding shares of our common stock issued pursuant to the DRIP. We will continue to offer shares of our common stock pursuant to the DRIP.

•
As of March 19, 2015, we had completed 17 acquisitions comprising 39 properties, or 41 buildings, and 1,854,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $563,760,000.

Our Structure
The following is a summary of our organizational structure as of March 19, 2015:
Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereit3.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, and all amendments to those reports and to our registration statement and supplements to our prospectus, available at http://www.healthcarereit3.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

Investment Objectives
Our investment objectives are:

•	to preserve, protect and return our stockholders’ capital contributions;

•	to pay regular cash distributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.
We may not attain these objectives. Our board of directors may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to approval by our investment committee and oversight and approval by our board of directors.
Investment Strategy
We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, such as long-term acute care centers, surgery centers, memory care facilities, specialty medical and diagnostic service facilities, laboratories and research facilities, pharmaceutical and medical supply manufacturing facilities and offices leased to tenants in healthcare-related industries. We generally seek investments that produce current income. We may acquire properties either alone or jointly with another party. We also have originated and acquired, and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis. Our real estate-related investments may include mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities.
We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:

•
Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•
Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to U.S. properties, we will also seek to acquire international properties that meet our investment criteria.

•
Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations will be based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally will seek to limit our investments in areas that have limited potential for growth.

•
Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.

•
Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the proceeds available for investment from our offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income; or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We will not invest more than 10.0% of the proceeds available for investment from our offering in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment, except that we will not invest more than 25.0% of the offering proceeds available for investment in international properties. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of debt financing available.
Real Estate Investments
We intend to invest in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

•	medical office buildings;

•	hospitals;

•	skilled nursing facilities;

•	senior housing facilities;

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply manufacturing facilities; and

•	offices leased to tenants in healthcare-related industries.
Our advisor generally seeks to acquire real estate on our behalf of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity, and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.
The consideration for each real estate investment must be authorized by a majority of our independent directors or a duly authorized committee of our board of directors, and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board of directors so determines, or if the investment is to be acquired from an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons.

In addition, we may purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use their best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;

•	audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders;

•	title insurance policies; and

•	liability insurance policies.
In determining whether to purchase a particular real estate investment, we may, in circumstances in which our advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased, and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flows level, subject in some cases to negotiated dollar limitations.
We will not purchase or lease real estate in which one of our co-sponsors, our advisor, our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the real estate investment to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such real estate investment at an amount in excess of its current appraised value.
We intend to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. See Item 1A. Risk Factors, Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
We have and we intend to continue to acquire leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a "RIDEA" structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).
Joint Ventures
We may enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.

Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive.
We may only enter into joint ventures with other Griffin Capital or American Healthcare Investors-sponsored programs, affiliates of our advisor or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliates are on substantially the same terms and conditions.
We may invest in general partnerships or joint ventures with other Griffin Capital or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors, Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, on an infrequent and opportunistic basis, we also have and may continue to invest in real estate-related investments, including loans (mortgage, mezzanine, bridge and other loans) and securities investments (common and preferred stock of or other interests in public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities).
Investing In and Originating Loans
Our criteria for making or investing in loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms generally ranging from six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of from six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the investment amount to the underlying property’s value;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	the condition and use of the property;

•	current and projected cash flows of the property;

•	potential for rent increases;

•	the degree of liquidity of the investment;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. We may purchase existing loans from affiliates, and we may make or invest in loans in which the borrower is an affiliate. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We are not limited as to the amount of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans, and we have not established a portfolio turnover policy with respect to such loans.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Investing in Securities
We may invest in the following types of securities: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:

•	positioning the overall portfolio to achieve an optimal mix of real estate and real estate-related investments;

•	diversification benefits relative to the rest of the securities assets within our portfolio;

•	fundamental securities analysis;

•	quality and sustainability of underlying property cash flows;

•	broad assessment of macroeconomic data and regional property level supply and demand dynamics;

•	potential for delivering high current income and attractive risk-adjusted total returns; and

•	additional factors considered important to meeting our investment objectives.
Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage-backed securities generally are pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They typically are issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received in the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade commercial mortgage-backed securities. However, we will not invest more than 10.0% of the offering proceeds available for investment in commercial mortgage-backed securities.
We will not invest more than 10.0% of the offering proceeds available for investment in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities, the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
Our Strategies and Policies With Respect to Borrowing
We have used, and intend to continue to use, secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We may also utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We generally anticipate that after an initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 45.0% of the combined market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2014, our aggregate borrowings were 5.9% of the combined fair market value of all of our real estate and real estate-related investments.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 19, 2015 and December 31, 2014, our leverage did not exceed 300% of the value of our net assets.
By operating on a leveraged basis, we will have more funds available for our investments. This generally will enable us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage will increase the risk of default on loan payments and the resulting foreclosure of a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.
Our advisor will use its best efforts to obtain financing on the most favorable terms available to us and will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
Our charter restricts us from borrowing money from one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
When incurring secured debt, we may incur recourse indebtedness, which means that the lenders’ rights upon our default generally will not be limited to foreclosure on the property that secured the obligation. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board of directors determines it to be in our best interest.
Our board of directors controls our strategies with respect to borrowing and may change such strategies at any time without stockholder approval, subject to the maximum borrowing limit of 300% of our net assets described above.
Sale or Disposition of Assets
We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for real estate-related investments other than real property is expected to be shorter than the holding period for real property assets. A property or real estate-related investment may be sold before the end of the expected holding period if:

•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;

•	an opportunity arises to pursue a more attractive investment;

•	in the judgment of our advisor, the value of the investment might decline;

•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;

•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or

•	in the judgment of our advisor, the sale of the investment is in the best interest of our stockholders.
Our advisor and our board of directors will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s)

for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. See Item 1A. Risk Factors, Federal Income Tax Risks. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.
Development Strategy
We may engage our advisor or their affiliates to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we will pay our advisor or their affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. However, we will not pay a development fee to our advisor or their affiliates if our advisor or their affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor or their affiliates assist with planning and coordinating the construction of any tenant improvements or capital improvements, the respective party may be paid a construction management fee of up to 5.0% of the cost of such improvements.
Board Review of Our Investment Policies
Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis therefor is required to be set forth in the minutes of the applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor entities have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn real estate revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Tax Status
We believe we currently qualify, and intend to elect to be taxed, as a REIT under the Code beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
Distribution Policy
In order to qualify and maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our offering, and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify and maintain our qualification as a REIT.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net offering proceeds and thus, constitute a return of capital to our stockholders.
Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, we generally intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure our stockholders that we will be able to do so.
The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distributions approved by our board of directors.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Government Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants
As of December 31, 2014, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, as set forth below.

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Forest Park Medical Center	$10,844,000	44.0%	Southlake TX Hospital	Hospitals	142,000	12/31/34
Good Shepherd Health System(2)	$2,582,000	10.5%	East Texas MOB Portfolio	Medical Office Buildings	162,000	Various
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2014. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	Good Shepherd Health System has multiple leases in the East Texas MOB Portfolio with lease expiration dates of December 11, 2024 and December 11, 2029.
Geographic Concentration
Based on leases in effect as of December 31, 2014, we owned properties in one state which accounted for 10.0% or more of our annualized base rent. Properties located in Texas accounted for 71.1% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in Texas' economy. For a further discussion, see Item 2. Properties – Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor. Our day-to-day management is performed by our advisor and their affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2014, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2014, we operate through three reportable business segments—medical office buildings, hospitals and senior housing. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in

September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
Medical Office Buildings. As of December 31, 2014, we owned 21 medical office buildings, or MOBs. These properties typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on square footage, approximately 45.9% of our MOBs are located on hospital campuses and 8.3% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 60.8% of total revenues for the year ended December 31, 2014. We did not own any MOBs for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Hospitals. As of December 31, 2014, we owned one hospital building. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations, or HMOs), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals, and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 26.5% of total revenues for the year ended December 31, 2014. We did not own any hospitals for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Senior Housing. As of December 31, 2014, we owned two senior housing facilities buildings. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. All of our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 12.7% of total revenues for the year ended December 31, 2014. We did not own any senior housing facilities for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
For a further discussion of our segment reporting for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, see Note 17, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, our stockholders will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 26, 2014 and terminated the primary portion of our offering on March 12, 2015. However, there currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders' ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 12.0% of the gross offering proceeds, which amounts have been used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also are required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid distributions from the net proceeds of our offering, and in the future, may pay distributions from net proceeds from our offering, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders' investment and may cause subsequent investors to experience dilution.
We have used net proceeds from our offering and our advisor has waived certain fees payable to them as discussed below, and in the future, may use the net proceeds from our offering, borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use offering proceeds to fund a majority of our initial distributions. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board of directors in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we received and accepted subscriptions aggregating at least the minimum offering, or the Commencement Date, through June 30, 2014, as a result of our advisor advising us that it intended to waive the Advisory Fees that may otherwise be due to our advisor pursuant to the Advisory Agreement in order to provide us with additional funds to pay distributions to our stockholders. Our advisor agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date for the period May 14, 2014 through June 30, 2014 were paid in June 2014 and July 2014 from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor waived Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the year ended December 31, 2014 along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Year Ended
	December 31, 2014
Distributions paid in cash	$2,101,000
Distributions reinvested	2,734,000
	$4,835,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	4,835,000	100
	$4,835,000	100%
Under accounting principles generally accepted in the United States of America, or GAAP, acquisition related expenses are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of December 31, 2014, we had an amount payable of $162,000 to our advisor or its affiliates for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2014, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, will have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the year ended December 31, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Year Ended
	December 31, 2014
Distributions paid in cash	$2,101,000
Distributions reinvested	2,734,000
	$4,835,000
Sources of distributions:
FFO	$—	—%
Offering proceeds	4,835,000	100
	$4,835,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP net income (loss) to FFO, see Part II, Item 6. Selected Financial Data.

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
We were formed in January 2013, did not engage in any material business operations prior to the effective date of our offering and acquired our first property in June 2014. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	rely on our dealer manager to maintain its network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors’ investment in us; and

•	build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment and adversely effect our results of operations.
Our co-sponsors and certain of their key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
American Healthcare Investors and its key personnel provide certain asset management and property management services to certain of NSAM’s managed companies, and may sponsor or co-sponsor additional real estate programs in the future. In addition, Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors of 13 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset REIT II, Inc., GB-BDC and GIREX and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders' investment may suffer.
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
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for investments identified in our public filings, our stockholders generally will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find additional suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
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
Our share repurchase plan includes significant restrictions and limitations. Except in the cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until our stockholders have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that will expire February 26, 2016 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP or that are limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
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
We will be required to disclose an estimated value per share of our common stock no later than 150 days following the second anniversary of the date on which we broke escrow in our offering, and such estimated value per share may be lower than the purchase price investors paid for shares of our common stock in our offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
To assist members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons, pursuant to FINRA Conduct Rule 5110, we intend to prepare quarterly and annual estimations of our value per outstanding share of common stock. For this purpose, we intend to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. This approach to valuing our shares may bear little relationship and may exceed what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.
As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than our offering price, because the amendment requires the “value” on the customer account statement to be equal to our offering price less up-front underwriting compensation and certain organization and offering expenses.

The price at which stockholders purchased shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organizational and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
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
We expect to continue to pay distributions to our stockholders monthly. However, we bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay distributions to them monthly, or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed.
To qualify and maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders' investment.
We have financed and will continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
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
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and commercial mortgage-backed securities conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets  — The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets  — Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

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
Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our offering or other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and/or directors and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors' key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which Griffin Capital owns a 25.0% interest. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.
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
We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders' investment.
Because not all REITs calculate modified funds from operations, or MFFO, the same way, our use of MFFO may not provide meaningful comparisons with other REITs.
We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
Risks Related to Conflicts of Interest
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders' best interest, which may adversely affect our results of operations and the value of our stockholders' investment.
All of our officers also are managing directors, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offering and our operations. These persons are not precluded from working with, being employed by, or investing in, any program American Healthcare Investors sponsors or may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders' investment.
American Healthcare Investors’ officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.
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
Our co-sponsors and their affiliates also sponsor and/or advise other real estate programs that use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our co-sponsors and their affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its wholly-owned subsidiary Griffin Capital REIT Holdings, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and NSAM is the indirect owner of approximately 45.1% of American Healthcare Investors. Griffin Capital currently sponsors other real estate programs, and NSAM and its affiliates serve as the advisor and/or sponsor to other programs, including NorthStar Healthcare Income, Inc., or NHI, and NorthStar Realty Finance Corp., or NorthStar Realty Finance, that invest in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one of our co-sponsors or advised or sponsored by NSAM or its affiliates, including NHI and NorthStar Realty Finance, and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and NSAM and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and NSAM have established general allocation policies to allocate healthcare real estate investment opportunities among such real estate programs, however such general allocation principles may be amended at any time and have not been adopted by our board of directors. Nevertheless, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our advisor faces conflicts of interest relating to its compensation structure, including the payment of acquisition fees and asset management fees, which could result in actions that are not necessarily in our stockholders' long-term best interest.
Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders' long-term best interests. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership of our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor will be entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with our stockholders' interests. In that regard, our advisor or its affiliates will receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and capital expenditures and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions. Furthermore, our advisor or its affiliates will receive an acquisition fee that is based on the contract purchase price of each property acquired or the origination or acquisition price of any real estate-related investment, rather than the performance of those investments. Therefore, our advisor or its affiliates may have an incentive to recommend investments with a higher purchase price or investments that may not produce the maximum risk adjusted returns.
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
In the event that we enter into a joint venture with any other program sponsored or advised by one of our co-sponsors or one of their affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by other current or future Griffin Capital or American Healthcare Investors-sponsored programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other current or future Griffin Capital or American Healthcare Investors-sponsored programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.

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
To the extent we issue additional equity interests, current stockholders' percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
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
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of shares of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders' ability to sell their shares of our common stock.
Our stockholders' ability to control our operations is severely limited.
Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or NASAA REIT Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

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

•	our dissolution; and

•	certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board of directors.
Limitations on share ownership and transfer may deter a sale of our common stock in which our stockholders could profit.
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders' common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10.0% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10.0% or more of the voting power of the then outstanding stock of the corporation.

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
As part of our advisor’s obligations under the Advisory Agreement, our advisor agrees to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate the Advisory Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.
Risks Related to Investments in Real Estate
Changes in national, regional or local economic, demographic or real estate market conditions, including a rise in interest rates, may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of our stockholders' investment.
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
As of March 19, 2015, rental payments by one of our tenants, Forest Park Medical Center, accounted for approximately 23.3% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Forest Park Medical Center, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
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
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet secured sufficient financing to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to secure sufficient financing to pay the purchase price at closing.

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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 19, 2015, properties located in Texas and New Jersey accounted for approximately 44.4% and 9.9%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
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
Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
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
After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through 2015.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, or the ADA, may reduce our cash available for distributions.
The properties we will acquire may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
Increased operating expenses could reduce cash flows from operations and funds available to acquire investments or pay distributions.
Any property that we have acquired or may acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases or future leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.

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
We may seek to acquire properties outside the U.S., although we will not invest more than 25.0% of our offering proceeds available for investment in international properties. International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
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
Sources of revenue for our tenants include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In 2014, state insurance exchanges were implemented which will provide a new mechanism for individuals to obtain insurance.  At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance.  In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent. In addition, the health insurance exchange provides a subsidy for some individuals to obtain insurance depending upon the individual's income and a number of other factors. There are states that did not implement a state-run health insurance exchange and deferred the implementation and management of the state health insurance exchange to the federal government. In 2015, the United States Supreme Court will consider whether the individuals that obtained insurance on a federally implemented and managed exchange are permitted to receive a subsidy to assist with the cost of the insurance coverage. If the United States Supreme Court determines that the subsidy for the federal insurance exchanges violates the law, many individuals who purchased insurance may not be able to afford insurance without the subsidy and may drop the insurance and become uninsured. An increase in the uninsured population may adversely impact our tenants ability to collect revenues and may adversely impact the tenant's ability to pay rent.
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

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payors to reduce payments to providers of services;

•	increased scrutiny of billing, referral and other practices by federal and state authorities;

•	changes in federal and state healthcare program payment models;

•	continued consolidation of providers; and

•	increased emphasis on compliance with privacy and security requirements related to personal health information.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
We are exposed to the effects of interest rate changes primarily as a result of borrowings we will use to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Therefore, to the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
Hedging activity may expose us to risks.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on our loans. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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

The mezzanine loans in which we have and may continue to invest involve greater risks of loss than senior loans secured by income-producing real estate.
We have and may continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
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
Federal Income Tax Risks
Failure to qualify and maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We have not yet elected to be taxed as a REIT under the Code. We believe we currently qualify, and intend to make an election to be taxed, as a REIT under the Code, beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited.

Accordingly, we cannot be certain that we will be successful in operating so as to qualify and maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify and maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
 If we fail to qualify and maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to qualify and maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To qualify and maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
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
These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to qualify and maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or IRS, could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and only a portion of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.
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
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Dividends paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify or maintain our qualification as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify or maintain our qualification as a REIT would adversely affect our stockholders' return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the distributions reinvested in our shares.
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
Even if we qualify and maintain our qualification as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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
To qualify and maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of shares of our common stock may be subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, tax upon the sale of their shares of our common stock.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA on the amount received from the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 5.0% of the value of our outstanding common stock.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2014, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2014, we had completed 11 acquisitions: nine acquisitions of medical office buildings, one acquisition of a hospital and one acquisition of senior housing facilities. These properties consisted of 24 buildings and 920,000 square feet of GLA, and the aggregate purchase price for these acquisitions was $277,700,000.

The following table presents certain additional information about our properties as of December 31, 2014:

Acquisition(1)	Property Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
DeKalb Professional Center	Lithonia, GA	Medical Office	19,000	2.1%	06/06/14	$2,830,000	$225,000	0.9%	81.2%	$14.75
Country Club MOB	Stockbridge, GA	Medical Office	17,000	1.9	06/26/14	2,775,000	241,000	1.0	84.1%	$17.13
Acworth Medical Complex	Acworth, GA	Medical Office	39,000	4.2	07/02/14	6,525,000	392,000	1.6	82.7%	$12.10
Wichita KS MOB	Wichita, KS	Medical Office	39,000	4.2	09/04/14	8,800,000	721,000	2.9	100%	$18.27
Delta Valley ALF Portfolio	Batesville and Cleveland, MS	Senior Housing	76,000	8.3	09/11/14	13,345,000	968,000	3.9	100%	$12.69
Lee's Summit MO MOB	Lee's Summit, MO	Medical Office	39,000	4.2	09/18/14	6,750,000	888,000	3.6	88.8%	$25.47
Carolina Commons MOB	Indian Land, SC	Medical Office	58,000	6.3	10/15/14	12,000,000	1,509,000	6.1	86.6%	$29.94
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	53,000	5.8	12/04/14	16,150,000	1,177,000	4.8	96.7%	$23.13
Southlake TX Hospital	Southlake, TX	Hospital	142,000	15.4	12/04/14	128,000,000	10,844,000	44.0	100%	$76.15
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	393,000	42.7	12/12/14	68,500,000	6,667,000	27.1	98.2%	$17.27
Premier MOB	Novi, MI	Medical Office	45,000	4.9	12/19/14	12,025,000	1,005,000	4.1	91.5%	$24.50
Total/Weighted Average			920,000	100%		$277,700,000	$24,637,000	100%	95.9%	$27.90
 ________

(1)	We own 100% of our properties as of December 31, 2014.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2014.

(3)	Leased percentage includes all leased space of the respective acquisition including master leases.

(4)	Average annual rent per leased square foot is based on leases in effect as of December 31, 2014.
We own fee simple interests in all of our buildings except for seven buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties, by number, square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2014:

Year	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2015	11	42,000	4.8%	$684,000	2.3%
2016	6	22,000	2.5	509,000	1.7
2017	5	42,000	4.7	4,656,000	15.4
2018	7	23,000	2.6	512,000	1.7
2019	11	83,000	9.4	1,945,000	6.4
2020	4	28,000	3.2	601,000	2.0
2021	16	72,000	8.2	1,590,000	5.2
2022	8	25,000	2.8	506,000	1.7
2023	5	36,000	4.1	667,000	2.2
2024	4	95,000	10.8	1,299,000	4.3
Thereafter	10	414,000	46.9	17,283,000	57.1
Total	87	882,000	100%	$30,252,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2014.
Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2014:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent(1)	% of Annualized Base Rent
Florida	1	11,000	1.2%	$484,000	2.0%
Georgia	5	75,000	8.1	858,000	3.5
Illinois	1	12,000	1.3	233,000	0.9
Kansas	1	39,000	4.2	721,000	2.9
Michigan	1	45,000	4.9	1,005,000	4.1
Mississippi	2	76,000	8.3	968,000	3.9
Missouri	1	39,000	4.2	888,000	3.6
Ohio	1	30,000	3.3	460,000	1.9
South Carolina	1	58,000	6.3	1,509,000	6.1
Texas	10	535,000	58.2	17,511,000	71.1
Total	24	920,000	100%	$24,637,000	100%
 _______

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2014.
Indebtedness
For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, Net, and Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated value of the shares is $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that the most recent public offering price for shares of our common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We intend to continue to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 12, 2015, we had approximately 39,144 stockholders of record.
Distributions
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the Commencement Date through June 30, 2014, as a result of our advisor advising us that it intended to waive the Advisory Fees that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date for the period May 14, 2014 through June 30, 2014 were paid in June 2014 and July 2014 from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor waived Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details of the waiver. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0% assuming a purchase price of $10.00 per share. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
The amount of the distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to qualify and maintain our qualification as a REIT.
We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the year ended December 31, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Year Ended
	December 31, 2014
Distributions paid in cash	$2,101,000
Distributions reinvested	2,734,000
	$4,835,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	4,835,000	100
	$4,835,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of December 31, 2014, we had an amount payable of $162,000 to our advisor or its affiliates for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2014, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We did not pay distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the year ended December 31, 2014, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Year Ended
	December 31, 2014
Distributions paid in cash	$2,101,000
Distributions reinvested	2,734,000
	$4,835,000
Sources of distributions:
FFO	$—	—%
Offering proceeds	4,835,000	100
	$4,835,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 6. Selected Financial Data.
Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. For a further discussion of our incentive plan, see Note 11, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,985,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,985,000
________

(1)
On each of May 14, 2014 and December 10, 2014, we granted 10,000 and 5,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire a share of our common stock in our offering; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
On December 10, 2014, we issued 5,000 shares of restricted common stock to one of our independent directors upon his election to our board of directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. This restricted common stock award vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-186073), registering a public offering of up to $1,900,000,000 in shares of our common stock, was declared effective under the Securities Act on February 26, 2014. On February 26, 2014, we commenced our offering in which we initially offered to the public up to $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to the DRIP for $9.50 per share. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP. Griffin Securities is the dealer manager of our offering. On March 12, 2015, we had received and accepted subscriptions in our primary offering for 184,941,800 shares, or $1,842,733,000, and terminated the primary portion of our offering.
As of December 31, 2014, we had received and accepted subscriptions in our offering for 91,298,227 shares of our common stock, or $909,777,000, excluding shares of our common stock issued pursuant to the DRIP. As of December 31, 2014, a total of $2,734,000 in distributions were reinvested and 287,792 shares of our common stock were issued pursuant to the DRIP.
As of December 31, 2014, we had incurred other offering expenses of $2,974,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of December 31, 2014, we had incurred selling commissions of $60,784,000 and dealer manager fees of $27,308,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our offering was 10.0% as of December 31, 2014 and will not exceed 12.0% in the aggregate. As of December 31, 2014, net offering proceeds in our offering were $821,445,000, including proceeds from the DRIP and after deducting offering expenses.
As of December 31, 2014, we had a receivable of $38,561,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in January 2015. As of December 31, 2014, $415,000 remained payable to our advisor or its affiliates for costs related to our offering.
As of December 31, 2014, we had used $259,196,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $6,251,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $6,250,000 to pay real estate deposits for proposed future acquisitions, $1,437,000 to pay acquisition related expenses to unaffiliated parties, $973,000 to pay for deferred financing costs to unaffiliated parties in connection with our line of credit and mortgage loans payable and $245,000 for lender required restricted cash accounts to unaffiliated parties.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2014, we did not receive any requests pursuant to our share repurchase plan and did not repurchase any of our securities.
Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013, and therefore, our results of operations for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 are not comparable.

The following selected financial data is derived from our accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2014	2013
BALANCE SHEET DATA:
Total assets	$831,684,000	$202,000
Mortgage loans payable, net	$16,959,000	$—
Stockholders' equity	$805,534,000	$200,000

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
STATEMENT OF OPERATIONS DATA:
Total revenues	$3,481,000	$—
Net loss	$(8,598,000)	$—
Net loss (income) attributable to controlling interest	$(8,598,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted(1)	$(0.66)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(6,329,000)	$—
Net cash used in investing activities	$(265,715,000)	$—
Net cash provided by financing activities	$776,736,000	$202,000
OTHER DATA:
Distributions declared	$7,827,000	$—
Distributions declared per share	$0.38	$—
Funds from operations(2)	$(7,088,000)	$—
Modified funds from operations(2)	$985,000	$—
Net operating income(3)	$2,582,000	$—
_________

(1)
Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

(2)	Funds from Operations and Modified Funds from Operations:
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to exclude impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist, and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, an impairment charge would be recognized. Testing for impairment charges is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
However, FFO and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
Net loss	$(8,598,000)	$—
Add:
Depreciation and amortization — consolidated properties	1,510,000	—
Less:
Net loss (income) attributable to noncontrolling interest	—	—
Depreciation and amortization related to noncontrolling interest	—	—
FFO	$(7,088,000)	$—

Acquisition related expenses(1)	$8,199,000	$—
Amortization of above and below market leases(2)	114,000	—
Change in deferred rent receivables(3)	(240,000)	—
Adjustments for noncontrolling interest(4)	—	—
MFFO	$985,000	$—
Weighted average common shares outstanding — basic and diluted	13,052,785	22,222
Net loss per common share — basic and diluted	$(0.66)	$—
FFO per common share — basic and diluted	$(0.54)	$—
MFFO per common share — basic and diluted	$0.08	$—
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

(4)	Includes all adjustments to eliminate the redeemable noncontrolling interest's share of the adjustments described in Notes (1) - (3) to convert our FFO to MFFO.

(3)	Net Operating Income:
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. We believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss which is the most directly comparable GAAP financial measure, to net operating income for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
Net loss	$(8,598,000)	$—
General and administrative	1,238,000	—
Acquisition related expenses	8,199,000	—
Depreciation and amortization	1,510,000	—
Interest expense	258,000	—
Interest income	(25,000)	—
Net operating income	$2,582,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2014 and 2013, together with our results of operations and cash flows for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our offering, in which we initially offered to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
The conditions of our minimum offering were satisfied on May 12, 2014, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts), and we admitted our initial subscribers as stockholders on that date. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on May 14, 2014 and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the SEC (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors. On August 5, 2014, we satisfied the $87,500,000 minimum offering required by the state of Pennsylvania in connection with our offering and we began accepting subscriptions from Pennsylvania investors. As of December 31, 2014, we had received and accepted subscriptions in our offering for 91,298,227 shares of our common stock, or $909,777,000, excluding shares of our common stock issued pursuant to the DRIP. On March 12, 2015, we had received and accepted subscriptions in our primary offering for 184,941,800 shares, or $1,842,733,000, and terminated the primary portion of our offering. We continue to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP. See Note 21, Subsequent Events — Status of our Offering, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had a one-year term that expired on February 26, 2015, but is subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty, III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital, Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
We currently operate through three reportable business segments — medical office buildings, hospitals and senior housing. As of December 31, 2014, we had completed 11 acquisitions comprising 22 properties, or 24 buildings, and approximately 920,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $277,700,000.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of real estate, properties held for sale and discontinued operations and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above or below market rent, in-place leases, in-place lease costs, tenant relationships, master leases, above or below market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above or below market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations.
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
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, are based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.

The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, would be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and would be included in derivative financial instruments in our accompanying consolidated balance sheets.
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
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
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
In the event that the carrying amount of an operating property exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Properties Held for Sale and Discontinued Operations
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations for current and prior periods, if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of or (ii) is classified as held for sale.
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
Qualification as a REIT
We have not yet elected to be taxed as a REIT under the Code. We believe we currently qualify, and intend to make an election to be taxed, as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2014 and 2015
For a discussion of property acquisitions in 2014 and 2015, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events – Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
As of December 31, 2014, our properties were 95.9% leased and during 2015, 4.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2014, our remaining weighted average lease term was 10.6 years.
Results of Operations
We were incorporated on January 11, 2013, but we did not commence material operations until the commencement of our offering on February 26, 2014. Accordingly, we had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013, and therefore our results of operations for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate and real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of December 31, 2014, we operated through three reportable business segments —medical office buildings, hospitals and senior housing. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
Except where otherwise noted, our results of operations are primarily due to owning 24 buildings as of December 31, 2014, as compared to not owning any buildings as of December 31, 2013. As of December 31, 2014, we owned the following types of properties:

	December 31, 2014
	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	21	$136,355,000	100%
Hospitals	1	128,000,000	94.6%
Senior housing	2	13,345,000	100%
Total/weighted average	24	$277,700,000	95.9%
Real Estate Revenue
For the year ended December 31, 2014, real estate revenue was $3,481,000, and was primarily comprised of base rent of $2,835,000 and expense recoveries of $502,000. Real estate revenue by operating segment consisted of the following for the year ended December 31, 2014:

Year Ended December 31, 2014
Medical office buildings	$2,117,000
Hospitals	921,000
Senior housing	443,000
Total	$3,481,000

Rental Expenses
For the year ended December 31, 2014, rental expenses were $899,000. Rental expenses consisted of the following for the year ended December 31, 2014:

Year Ended December 31, 2014

Real estate taxes	$378,000
Utilities	195,000
Building maintenance	192,000
Property management fees — third party	50,000
Property management fees — affiliates	44,000
Insurance	10,000
Administration	9,000
Amortization of leasehold interests	1,000
Other	20,000
Total	$899,000
Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the year ended December 31, 2014:

	Year Ended December 31, 2014

Medical office buildings	$700,000	33.1%
Hospitals	120,000	13.0%
Senior housing	79,000	17.8%
Total/weighted average	$899,000	25.8%
We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we buy in the future. Multi-tenant medical office buildings typically have a higher percentage of rental expenses to revenue than hospitals and senior housing facilities.
General and Administrative
For the year ended December 31, 2014, general and administrative was $1,238,000. General and administrative consisted of the following for the year ended December 31, 2014:

Year Ended December 31, 2014

Professional and legal fees	$282,000
Share discounts expense	177,000
Transfer agent services	167,000
Asset management fees — affiliates	160,000
Directors’ and officers’ liability insurance	142,000
Board of directors fees	115,000
Franchise taxes	103,000
Restricted stock compensation	62,000
Bank charges	19,000
Other	11,000
Total	$1,238,000
For the year ended December 31, 2014, we incurred $160,000 in asset management fees to our advisor or its affiliates, which excludes $37,000 in asset management fees waived by our advisor that would have been incurred during the year ended

December 31, 2014. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the waiver.
Acquisition Related Expenses
For the year ended December 31, 2014, acquisition related expenses were $8,199,000, which were related primarily to expenses associated with our 11 property acquisitions, including acquisition fees of $6,279,000 incurred to our advisor and its affiliates.
Depreciation and Amortization
For the year ended December 31, 2014, depreciation and amortization was $1,510,000, which consisted of depreciation on our operating properties of $1,124,000 and amortization on our identified intangible assets of $386,000.
Interest Expense
For the year ended December 31, 2014, interest expense was $258,000, which was primarily related to interest expense on our mortgage loans payable of $107,000, $87,000 in amortization of deferred financing costs on our mortgage loans payable and revolving line of credit with Bank of America, N.A., or Bank of America, or our line of credit, and $71,000 in unused fees on our line of credit, partially offset by amortization of debt premium of $7,000. See Note 7, Mortgage Loans Payable, Net and Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Interest Income
For the year ended December 31, 2014, we had interest income of $25,000 related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
As of December 31, 2014, our cash on hand was $504,894,000. Our sources of funds will primarily be the cash on hand from the net proceeds of our offering, which we terminated on March 12, 2015, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs and our operating performance.
Our principal demands for funds are for the acquisition of real estate and real estate-related investments, payment of operating expenses, payment of distributions to our stockholders and interest on our current and future indebtedness. In 2015, we estimate that we will require approximately $917,000 to pay interest on our outstanding indebtedness, based on interest rates in effect as of December 31, 2014, and $440,000 to pay principal on our outstanding indebtedness.
Generally, cash needs for items other than the acquisition of real estate and real estate-related investments will be met from operations, borrowings and cash on hand from the net proceeds of our offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
Based on the properties we owned as of December 31, 2014, we estimate that our expenditures for capital improvements will require up to $565,000 within the next 12 months. As of December 31, 2014, we had $115,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, were $6,329,000 and $0, respectively. For the year ended December 31, 2014, cash flows used in operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.
Investing Activities
Cash flows used in investing activities for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, were $265,715,000 and $0, respectively. For the year ended December 31, 2014, cash flows used in investing activities primarily related to our 11 property acquisitions in the amount of $259,196,000, the payment of $6,250,000 in real estate deposits and an increase in restricted cash in the amount of $245,000. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, were $776,736,000 and $202,000, respectively. For the year ended December 31, 2014, such cash flows related to funds raised from investors in our offering in the amount of $866,302,000, partially offset by the payment of offering costs of $86,432,000 in connection with our offering, distributions to our common stockholders of $2,101,000, the payment of deferred financing costs of $973,000 and principal payments on our mortgage loans payable in the amount of $60,000. For the period from January 11, 2013 (Date of Inception) through December 31, 2013, such cash flows related to $200,000 received from our advisor for the purchase of 22,222 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our offering on March 12, 2015. However, we anticipate our indebtedness to increase as we acquire additional properties and real estate-related investments.

Distributions
The income tax treatment for distributions reportable for the year ended December 31, 2014 was as follows:

	Year Ended December 31, 2014
Ordinary income	$649,000	13.4%
Capital gain	—	—
Return of capital	4,183,000	86.6
	$4,832,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2014, our aggregate borrowings were 5.9% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
As of March 19, 2015 and December 31, 2014, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Line of Credit
For a discussion of our line of credit, see Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
REIT Requirements
In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2014, we had $16,364,000 ($16,959,000, net of premium) of fixed rate debt outstanding secured by our properties. As of December 31, 2014, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2014, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2014, the weighted average effective interest rate on our outstanding debt was 5.63% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable, (ii) interest payments on our mortgage loans payable and (iii) obligations under our ground and other leases as of December 31, 2014:

	Payments Due by Period
	Less than 1 Year (2015)	1-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 Years (after 2019)	Total
Principal payments — fixed rate debt	$440,000	$8,426,000	$701,000	$6,797,000	$16,364,000
Interest payments — fixed rate debt	917,000	1,318,000	717,000	951,000	3,903,000
Ground and other lease obligations	89,000	174,000	172,000	6,081,000	6,516,000
Total	$1,446,000	$9,918,000	$1,590,000	$13,829,000	$26,783,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $1,393,000, the majority of which we expect to pay in the next twelve months. For a further discussion of our contingent consideration obligations, see Note 13, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Related Party Transactions
For a discussion of related party transactions, see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes.
The table below presents, as of December 31, 2014, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$440,000	$476,000	$7,950,000	$342,000	$359,000	$6,797,000	$16,364,000	$17,058,000
Weighted average interest rate on maturing debt	5.43%	5.45%	6.24%	5.00%	5.00%	5.26%	5.63%	—
Mortgage Loans Payable and Line of Credit
Mortgage loans payable were $16,364,000 ($16,959,000, net of premium) as of December 31, 2014. As of December 31, 2014, we had two fixed rate mortgage loans with effective interest rates ranging from 5.00% to 6.29% per annum and a weighted average effective interest rate of 5.63%. In addition, as of December 31, 2014, we had $0 outstanding under our line of credit.
An increase in the variable interest rate on our line of credit constitutes a market risk. However, as of December 31, 2014, there were no borrowings outstanding on our line of credit.
Other Market Risk
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 8. Financial Statements and Supplementary Data.
See the index at Part IV, Item 15. Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Jeffrey T. Hanson	44	Chief Executive Officer and Chairman of the Board of Directors
Danny Prosky	49	President, Chief Operating Officer and Director
Shannon K S Johnson	37	Chief Financial Officer
Mathieu B. Streiff	39	Executive Vice President, General Counsel
Stefan K. L. Oh	44	Senior Vice President — Acquisitions
Cora Lo	40	Secretary
Harold H. Greene	76	Independent Director
Gerald W. Robinson	67	Independent Director
J. Grayson Sanders	74	Independent Director
_________
* As of March 19, 2015
There are no family relationships among any directors and executive officers.
Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the Board of Directors since January 2013. He is also one of the founders and owners of AHI Group Holdings, an investment management firm that owns a 47.1% controlling interest in American Healthcare Investors. Since December 2014, Mr. Hanson has also served as Managing Director of American Healthcare Investors which serves as one of our co-sponsors and owns a majority interest in our advisor. Mr. Hanson previously served as Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, from January 2009 to December 2014 and has also served as Executive Vice President of Griffin-American Healthcare REIT Advisor, LLC since January 2012. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, from January 2009 to November 2011 and as the Chief Executive Officer and President of Grubb & Ellis Equity Advisors, LLC from June 2009 to November 2011. He also served as the President and Chief Investment Officer of Grubb & Ellis Realty Investors, LLC from January 2008 and November 2007, respectively, until November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis Company from December 2007 to November 2011 and served as Chief Investment Officer of several investment management subsidiaries within Grubb & Ellis’ organization from July 2006 to November 2011. Grubb & Ellis Company and its subsidiaries, including Grubb & Ellis Healthcare REIT Advisor, LLC and Grubb & Ellis Equity Advisors, LLC, filed for Chapter 11 bankruptcy protection on February 20, 2012. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc. in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western U.S., with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board of directors selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has profound insight into the development, marketing, finance, and operations aspects of our company. He has expansive knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board of directors believes that Mr. Hanson brings a unique and valuable perspective to our board of directors.
Danny Prosky has served as our President and Chief Operating Officer since January 2013 and as our director since December 2014. He is also one of the founders and owners of AHI Group Holdings, which owns a 47.1% controlling interest in American Healthcare Investors. Since December 2014, Mr. Prosky has also served as Managing Director of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our advisor. Mr. Prosky previously served as President, Chief Operating Officer and a director of GA Healthcare REIT II from January 2009 to December 2014 and has also served as Executive Vice President of Griffin-American Healthcare REIT Advisor, LLC since January 2012. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, from January 2009 to November 2011 and as Executive Vice President and Secretary of GEEA Property Management from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors, LLC from September 2009 to November 2011, having served as Executive Vice President, Healthcare Real Estate and Managing Director, Healthcare Properties of several investment management subsidiaries within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President – Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for Health Care Property Investors, Inc., a publicly traded healthcare REIT, where he served as the Assistant Vice President – Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President – Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
Our board of directors selected Mr. Prosky to serve as a director because he is our President and Chief Operating Officer and his primary focus has been on the acquisition and operation of healthcare and healthcare-related properties. He has significant knowledge of, and relationships within, the real estate and healthcare industries, due in part to the 14 years he worked at Health Care Property Investors, Inc. and American Health Properties, Inc. Our board of directors believes that his executive experience in the real estate industry coupled with his deep knowledge of our company’s strategies and operations bring strong financial and operational expertise to our board of directors.
Shannon K S Johnson has served as our Chief Financial Officer since January 2013. Ms. Johnson has also served as the Chief Financial Officer and Treasurer of American Healthcare Investors since December 2014. Ms. Johnson served as the Chief Financial Officer of GA Healthcare REIT II from January 2009 to December 2014 and as Senior Vice President, Accounting and Finance of AHI Group Holdings from January 2012 to December 2014. Ms. Johnson served as the Financial Reporting Manager for Grubb & Ellis Realty Investors from January 2006 to January 2012. Ms. Johnson served as Chief Financial Officer of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) and Grubb & Ellis Apartment REIT, Inc. (now known as Landmark Apartment Trust of America, Inc.) from August 2006 to March 2009 and from April 2006 to November 2010, respectively. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers LLP, or PwC. Prior to joining PwC, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant in the State of California and received a B.A. degree in Business-Economics and a minor in Accounting from the University of California, Los Angeles, where she graduated summa cum laude.
Mathieu B. Streiff has served as our Executive Vice President, General Counsel since July 2013. He is also one of the founders and owners of AHI Group Holdings and since December 2014, has also served as Managing Director, General Counsel of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our advisor. Mr. Streiff served as Executive Vice President, General Counsel of GA Healthcare REIT II from September 2013 to December 2014, having served as its Executive Vice President from January 2012 to September 2013. He has also served as Executive Vice President of Griffin-American Healthcare REIT Advisor, LLC since January 2012. Mr. Streiff served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis Company from October 2010 to June 2011. Grubb & Ellis Company and its subsidiaries, including Grubb & Ellis Healthcare REIT Advisor, LLC and Grubb & Ellis Equity Advisors, LLC, filed for Chapter 11 bankruptcy protection on February 20, 2012. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.
Stefan K.L. Oh has served as our Senior Vice President — Acquisitions since January 2013. Mr. Oh has also served as the Senior Vice President, Acquisitions of American Healthcare Investors since December 2014. Mr. Oh also served as Senior Vice President — Acquisitions of GA Healthcare REIT II from January 2009 to December 2014 and as Senior Vice President, Acquisitions of AHI Group Holdings from January 2012 to December 2014. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors, LLC from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he has been responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis Company, from August 1999 to June 2007, Mr. Oh worked for Health Care Property Investors, Inc., a healthcare-focused REIT, where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
Cora Lo has served as our Secretary since January 2013. Ms. Lo has also served as the Senior Vice President, Securities Counsel of American Healthcare Investors since December 2014. Ms. Lo served as Secretary of GA Healthcare REIT II from November 2010 to December 2014, having previously served as its Assistant Secretary from March 2009 to November 2010. Ms. Lo also served as Senior Vice President, Securities Counsel of AHI Group Holdings from January 2012 to December 2014. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis Company from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc. (now known as Landmark Apartment Trust of America, Inc.) from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo practiced as a private attorney specializing in corporate and securities law. Ms. Lo also interned at the SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political Science from the University of California, Los Angeles and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.
Harold H. Greene has served as one of our independent directors since February 2014. Mr. Greene served as a director and audit committee member of Paladin Realty Income Properties, Inc., a non-traded publicly registered real estate investment trust from February 2004 to March 2014. Mr. Greene is a retired Managing Director of Commercial Real Estate for Bank of America, where he had the responsibility for lending to commercial real estate developers in California, from 1998 to June 2001. Prior to joining Bank of America, Mr. Greene served from 1990 to 1998 as an Executive Vice President with Seafirst Bank, where he was responsible for real estate lending for the Northwest and for managing a real estate portfolio comprised of approximately $2 billion in assets. Mr. Greene served as a director and audit committee chairman of NNN Realty Advisors, Inc., a commercial real estate asset management and services firm, from November 2006 to December 2007 and as a director and audit committee member of Grubb & Ellis Company, a commercial real estate services and investment company, from December 2007 to December 2009. Mr. Greene was also previously a director and audit committee chairman of William Lyon Homes, a builder of new luxury and single family home communities in California, Nevada and Arizona, from 2005 to 2011. Mr. Greene received a B.A. degree from UCLA in Political Science. Mr. Greene has also studied at the Northwestern University Mortgage Banking School, the Southwest Graduate School of Banking at Southern Methodist University and the UCLA Director Training and Certification Program.
Our board of directors selected Mr. Greene to serve as a director in part due to his financial expertise, particularly in the real estate industry. Our board of directors believes that his experience in finance and banking, as well as his previous service on the board of directors of a REIT and other companies in the commercial real estate industry, will bring value to us, particularly in his role as the audit committee chairman and audit committee financial expert. With his extensive background in finance and real estate operations, Mr. Greene brings valuable business skills to our board of directors.
Gerald W. Robinson has served as one of our independent directors since December 2014. Mr. Robinson served as the Executive Vice President of Pacific Life Insurance Company from January 1994 to December 2008 and as Chairman and Chief Executive Officer of Pacific Select Distributors, Inc. from March 1994 to December 2008. Prior to 1994, Mr. Robinson served in various executive positions in the life insurance industry, including positions with Home Life Insurance Company, Anchor National Life Insurance Company and Private Ledger Financial Services. During Mr. Robinson’s career, he has supervised and been a member of due diligence committees responsible for the approval of all products offered by broker-dealers for sale through registered representatives including real estate limited partnership, REIT and mortgage-based products. In addition, while at Pacific Life Insurance Company, Mr. Robinson was a member of the investment committee, which was responsible for the purchase and disposition of all assets of the insurance company which included numerous forms of real estate, mortgage and REIT investments. Mr. Robinson also served as an independent director and member of the audit committee of Griffin-American Healthcare REIT II, Inc. from August 2009 through December 2014. Mr. Robinson is a Certified Financial Planner and a Chartered Life Underwriter and received a B.S. degree in Business Administration from Central Michigan University.
Our board of directors selected Mr. Robinson to serve as a director due to his strong relationships and understanding of the financial network through which we offered our shares of common stock in our offering. Mr. Robinson’s vast experience in capital markets and business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our board of directors believes that this experience will bring valuable knowledge and insight to our company.
J. Grayson Sanders has served as one of our independent directors since February 2014. Mr. Sanders has also served as the Co-Founder, President and Chief Investment Officer of PREDEX Capital Management, a registered investment adviser, since March 2013. Mr. Sanders has also served as the Co-Founder and Chief Executive Officer of Mission Realty Advisors, the majority owner of PREDEX Capital Management and provider of advisory and equity capital raising services to institutional quality real estate operators, since February 2011. From March 2009 to March 2010, Mr. Sanders served as Chief Executive Officer of Steadfast Capital Markets Group where he managed the development and registration of Steadfast Income REIT, a non-traded REIT, and oversaw the development of that company’s FINRA managing broker-dealer. From November 2004 to March 2009, Mr. Sanders served as President of CNL Fund Advisors Company in Orlando, where he created and managed a global REIT mutual fund, and served as President of CNL Capital Markets which focused on wholesale distribution of non-traded REITs and private placements plus ongoing servicing of thousands of investors. Prior to joining CNL, Mr. Sanders served from 2000 to 2004 as a Managing Director with AIG Global Real Estate Investment Corp. in New York, where he managed product development and capital formation for several international real estate funds for large institutional investors investing in Europe, Asia and Mexico. Previously, from 1997 to 2000, Mr. Sanders was the Executive Managing Director for CB Richard Ellis Investors where he was involved in product development and placement with institutional investors. From 1991 to 1996, Mr. Sanders served as the Director of Real Estate Investments for Ameritech Pension Trust. Mr. Sanders has also previously served on the board of directors of both the Pension Real Estate Association and the National Association of Real Estate Investment Trusts where he was Co-Chairman of its Institutional Investor Committee. He has also served on the board of directors of several non-profits. Mr. Sanders has been a frequent speaker at trade association events and other forums over his entire career and holds FINRA series 7, 24 and 63 licenses. Mr. Sanders received a B.A. in History from the University of Virginia and an M.B.A. from Stanford Business School where he was President of the Alumni Association in 1984. He attended Officer Candidate School and served for over four years in the Navy, attaining the rank of Lieutenant.
Our board of directors selected Mr. Sanders to serve as a director due to his 42 years of experience in real estate investment management as well as his broad scope of experience that includes many years of experience with both traded REITs and private funds and matching investment fund structures with appropriate channels of distribution. Mr. Sanders’ vast real estate experience in multiple property types throughout North America, in addition to Europe and Asia, also enhances his ability to contribute insight on achieving our investment objectives. Our board of directors believes that this experience will bring valuable knowledge and insight to our company.
Each of our directors and executive officers has stated that there is no arrangement or understanding of any kind between him or her and any other person pursuant to which he or she was selected as a director or executive officer.
Committees of our Board of Directors
Our board of directors has established an audit committee and may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors.
Audit Committee. We have established an audit committee which consists of all of our independent directors, Messrs. Greene, Robinson and Sanders, with Mr. Greene serving as the chairman of the audit committee and audit committee financial expert. Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee: (1) makes recommendations to our board of directors concerning the engagement of an independent registered public accounting firm; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. Pursuant to our audit committee charter, the audit committee will be comprised solely of independent directors.
Acquisition Committee. We currently do not have, but we may have in the future, an acquisition committee comprised of members of our board of directors to approve acquisitions that do not require approval by the full board of directors. Currently, each of our acquisitions must be approved by a majority of our board of directors, including a majority of our independent directors, as being fair and reasonable to our company and consistent with our investment objectives. Properties and real estate-related investments may be acquired from our co-sponsors, our advisor, our directors, and their respective affiliates, provided that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to such person, unless substantial justification exists for a price in excess of the cost to the affiliate and the excess is reasonable.
Compensation Committee. We currently do not have, but we may have in the future, a compensation committee comprised of a minimum of three directors, including at least two independent directors, to establish compensation strategies and programs for our directors and executive officers. However, at a later date, the compensation committee may exercise all powers of our board of directors in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by the board of directors if the members of the compensation committee do not qualify as “non-employee directors” within the meaning of the Exchange Act.
Nominating and Corporate Governance Committee. We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, the full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of the board of directors, conducting candidate searches and interviews, overseeing and evaluating the board of directors and our management, evaluating from time to time the appropriate size and composition of the board of directors and recommending, as appropriate, increases, decreases and changes to the composition of the board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.
Director Nomination Procedures and Diversity
As outlined above, in selecting a qualified nominee, our Board of Directors considers such factors as it deems appropriate, which may include: the current composition of our Board of Directors; the range of talents of a nominee that would best complement those already represented on our Board of Directors; the extent to which a nominee would diversify our Board of Directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our stockholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our stockholders. Members of our Board of Directors annually review our Board of Directors’ composition by evaluating whether our Board of Directors has the right mix of skills, experience and backgrounds. Our Board of Directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.
Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to nominate a member for re-election, our Board of Directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.
Our Board of Directors also considers nominees for our Board of Directors recommended by stockholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Griffin-American Healthcare REIT III, Inc., Board of Directors, Attention: Secretary, 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.
Our Board of Directors recommends the slate of directors to be nominated for election at the annual meeting of stockholders. We have not employed or paid a fee to, and do not currently employ or pay a fee to, any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Code of Business Conduct and Ethics
We have adopted our Code of Business Conduct and Ethics, or Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT III, Inc., 18191 Von Karman Avenue, Suite 300,
Irvine, California 92612, Attention: Secretary. Our Code of Ethics is also available on our website, http://www.healthcarereit3.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. As of December 31, 2014, none of our securities were registered under the Exchange Act and, therefore, none of our officers or directors were subject to these filing requirements for the year ended December 31, 2014.
Our Co-Sponsors
American Healthcare Investors
American Healthcare Investors, the managing member and 75.0% owner of our advisor, is an investment management firm formed in October 2014 that specializes in the acquisition and management of healthcare-related real estate. American Healthcare Investors is 47.1% owned by AHI Group Holdings, an investment management firm formed in August 2011 that has specialized in the acquisition and management of healthcare-related real estate and founded by Jeffrey T. Hanson, our Chief Executive Officer and Chairman of our Board of Directors; Danny Prosky, our President, Chief Operating Officer and Director; and Mathieu B. Streiff, our Executive Vice President, General Counsel. Nationally recognized real estate executives, Messrs. Hanson, Prosky and Streiff have directly overseen in excess of $22.0 billion in combined acquisition and disposition transactions, more than $12.0 billion of which has been healthcare-related. NSAM indirectly owns approximately 45.1% of American Healthcare Investors and Mr. James F. Flaherty, III, one of NSAM’s partners and the former Chairman and Chief Executive Officer of Health Care Property Investors, Inc., a publicly-traded healthcare REIT, owns approximately 7.8% of American Healthcare Investors. NSAM and its affiliates serve as the advisor and/or sponsor to other investment vehicles that invest in healthcare real estate and healthcare real estate-related assets, as well as other assets. American Healthcare Investors is managed by an Executive Committee comprised of three AHI Group Holdings designees, which are currently Messrs. Hanson, Prosky and Streiff, and two NSAM designees, which are currently Mr. Flaherty and Mr. Ronald J. Lieberman, Executive Vice President, General Counsel and Secretary of NSAM; provided, however, that as long as AHI Group Holdings and NSAM maintain certain minimum ownership thresholds in American Healthcare Investors, certain major decisions require the approval of a majority of the members of the Executive Committee, including the approval of both NSAM Executive Committee designees.
We are the only other real estate program currently sponsored by American Healthcare Investors, although AHI Group Holdings previously served as the co-sponsor of GA Healthcare REIT II, a publicly-registered, non-traded REIT that was acquired by NorthStar Realty Finance, a diversified commercial real estate company that is organized as a publicly-traded REIT listed on the New York Stock Exchange and is externally managed by affiliates of NSAM, pursuant to a merger with GA Healthcare REIT II in December 2014 for approximately $4 billion in a combination of common stock and cash. Prior to the completion of the merger, GA Healthcare REIT II had completed 77 acquisitions comprising approximately 11.6 million square feet of gross leasable area for an aggregate contract purchase price of approximately $3 billion.
For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors, Executive Officers and Corporate Governance” above.
Griffin Capital
Griffin Capital is a privately-owned real estate company formed in 1995 which sponsors real estate investment vehicles and manages institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed more than 650 transactions representing over $20.0 billion in transaction value, Griffin Capital and its affiliates have acquired or constructed approximately 33.7 million square feet of space since 1995. Through the end of 2014, Griffin Capital and its affiliates owned, managed, sponsored and/or co-sponsored a portfolio of approximately 29.0 million square feet located in 33 states and one million square feet located in the United Kingdom, representing approximately $6.7 billion in asset value based on contract purchase price, including our company and assets previously owned by GA Healthcare REIT II, which was acquired by NorthStar Realty Finance Corp. pursuant to a merger with GA Healthcare II in December 2014.
Griffin Capital also is the sponsor of Griffin Capital Essential Asset REIT, Inc., or GC REIT, and Griffin Capital Essential Asset REIT II, Inc., or GC REIT II, each of which is a publicly-registered, non-traded REIT, and the co-sponsor our company. Griffin Capital is also the sponsor of GB-BDC, a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the Investment Company Act, and GIREX, a non-diversified, closed-end management investment company that is operated as an interval fund under the Investment Company Act. Griffin Capital, through its wholly-owned subsidiary Griffin Capital REIT Holdings, LLC, indirectly owns 25.0% of our advisor.
Our Advisor
We rely on our advisor, Griffin-American Healthcare REIT III Advisor, LLC, to manage our day-to-day activities and to implement our investment strategy. American Healthcare Investors is the managing member and owns 75.0% of our advisor. We and our advisor are parties to the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary.
Pursuant to the Advisory Agreement, our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to perform the following duties pursuant to the terms of the Advisory Agreement:

•	participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

•
research, identify, review and recommend to our board of directors for approval of real estate and real estate-related acquisitions and dispositions consistent with our investment policies and objectives;

•	structure and negotiate the terms and conditions of transactions pursuant to which acquisitions and dispositions of real properties will be made;

•	actively oversee and manage our real estate and real estate-related investment portfolio for purposes of meeting our investment objectives;

•	manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	arrange for financing and refinancing of our assets; and

•
recommend to our board of directors when appropriate various transactions which would provide liquidity to our stockholders (such as listing the shares of our common stock on a national securities exchange, liquidating our portfolio, or the sale or merger of our company).

The above summary is provided to illustrate the material functions for which our advisor is responsible and it is not intended to include all of the services that may be provided to us by our advisor or third parties.
Investment Committee
Our advisor has established an investment committee to review all advisory recommendations relating to the purchase or sale of investments made by our advisor to our board of directors. A majority of all members of the investment committee must approve the recommendations of the advisor before such recommendations are provided to our board of directors for approval. The investment committee is comprised of five persons, two of which are designated by Griffin Capital and three of which are designated by American Healthcare Investors. Griffin Capital has initially designated Messrs. Shields and Escalante as members of the investment committee, and American Healthcare Investors has initially designated Messrs. Hanson, Prosky and Streiff as members of the investment committee. Members of our investment committee are not separately compensated for their service as members of the investment committee, nor are members of our investment committee reimbursed for their expenses associated with the investment committee.

Item 11. Executive Compensation.
Executive Compensation
We have no employees. Our executive officers are all employees of affiliates of our advisor and are compensated by these entities for their services to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis, a Compensation Committee Report or a resolution subject to a stockholder advisory vote to approve the compensation of our executive officers in this Annual Report on Form 10-K. For a discussion of fees and expenses paid to our advisor, see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Compensation Committee Interlocks and Insider Participation
Other than Mr. Hanson and Mr. Prosky, no member of our board of directors during the year ended December 31, 2014 has served as an officer, and no member of our board of directors served as an employee, of Griffin-American Healthcare REIT III, Inc. or any of our subsidiaries. Because we do not have a compensation committee, none of our executive officers participated in any deliberations regarding executive compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations. In addition, during the year ended December 31, 2014, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2014.
Director Compensation
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. Our director compensation is designed with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. For the year ended December 31, 2014, our independent directors received the following forms of compensation:

•
Annual Retainer. Our independent directors received an aggregate annual retainer of $36,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual served as an independent director. Effective as of the first quarter of 2014, the chairman of the Audit Committee received an additional aggregate annual retainer of $5,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairman of the Audit Committee.

•
Meeting Fees. Our independent directors received $1,500 for each board of directors meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone, which is paid monthly in arrears. If a board of directors meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•
Equity Compensation. In connection with their initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock pursuant to our incentive plan, and an additional 2,500 shares of restricted common stock pursuant to our incentive plan in connection with his or her subsequent election each year, provided that such person is an independent director as of the date of his or her re-election and continually served as an independent director during such period. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•
Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.

In addition, on June 30, 2014, our board of directors approved a one-time special payment of $1,500 in cash to Mr. Sanders in consideration of additional services rendered by him as an independent director.

The following table sets forth certain information with respect to our director compensation for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey T. Hanson(3)	—	—	—	—	—	—	—
Danny Prosky(3)	—	—	—	—	—	—	—
Harold H. Greene	56,736	50,000	—	—	—	—	106,736
Gerald W. Robinson	4,152	50,000	—	—	—	—	54,152
J. Grayson Sanders	54,000	50,000	—	—	—	—	104,000
___________

(1)	Consists of the amounts described below:

Director	Role	Annual Retainer ($)	Meeting Fees ($)	Additional Special Payments ($)
Hanson	Chairman of the Board of Directors	—	—	—
Prosky	Director	—	—	—
Greene	Chairman, Audit Committee	34,736	22,000	—
Robinson	Member, Audit Committee	2,152	2,000	—
Sanders	Member, Audit Committee	30,500	22,000	1,500

(2)
The amounts in this column represent the aggregate grant date fair value of the awards granted for the year ended December 31, 2014, as determined in accordance with ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718. The following table shows the shares of restricted common stock awarded to each director for the year ended December 31, 2014, and the aggregate grant date fair value for each award (computed in accordance with ASC Topic 718):

Director	Grant Date	Number of Shares of Restricted Common Stock	Full Grant Date Fair Value of Award ($)
Hanson	—	—	—
Prosky	—	—	—
Greene	02/25/14	5,000	50,000
Robinson	12/10/14	5,000	50,000
Sanders	02/25/14	5,000	50,000

(3)	Mr. Hanson and Mr. Prosky are not independent directors.
2013 Incentive Plan
For a discussion of our incentive plan, see Note 11, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Amendment and Termination of the 2013 Incentive Plan
Unless otherwise provided in an award certificate, upon the death or disability of a participant, or upon a change in control, all of such participant’s outstanding awards pursuant to our incentive plan will become fully vested. Our incentive plan will automatically expire on the tenth anniversary of the date on which it was adopted, unless extended or earlier terminated by our board of directors. Our board of directors may terminate our incentive plan at any time, but such termination will have no adverse impact on any award that is outstanding at the time of such termination. Our board of directors may amend our incentive plan at any time, but any amendment would be subject to stockholder approval if, in the reasonable judgment of our board of directors, stockholder approval would be required by any law, regulation or rule applicable to the plan. No termination or amendment of our incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award determined as if the award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination. Our board of directors may amend or terminate outstanding awards, but those amendments may require consent of the participant and, unless approved by our stockholders or otherwise permitted by the antidilution provisions of the plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, and the original term of an option may not be extended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 12, 2015, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our named executive officers, (3) our directors and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 186,346,855 shares of our common stock outstanding as of March 12, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The address for each of the beneficial owners named in the following table is 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage
Jeffrey T. Hanson(2)(3)(4)	354,072	*
Danny Prosky(2)(3)(4)	289,840	*
Shannon K S Johnson	29,418	*
Harold H. Greene	16,369	*
Gerald W. Robinson	5,000	*
J. Grayson Sanders	5,258	*
All directors and officers as a group (9 persons)(2)(3)(4)	809,538	*
_________
* Represents less than 1.0% of our outstanding common stock.

(1)
For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding includes (a) 186,346,855 shares of our common stock outstanding as of March 12, 2015, and (b) shares of our common stock issuable pursuant to options held by the respective person or group that may be exercised within 60 days following March 12, 2015. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares of stock to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares of stock.

(2)
Includes 22,222 shares of our common stock owned by our advisor. Messrs. Hanson, Prosky and Streiff are managing directors of American Healthcare Investors, the managing member of our advisor, and as such, may be deemed to be the beneficial owner of such common stock. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Our advisor also owns 222 units of Griffin-American Healthcare REIT III Holdings, LP, our operating partnership.

(3)
Includes 48,844 shares of our common stock owned directly by AHI Group Holdings, of which Messrs. Hanson, Prosky and Streiff are principals, and as such, may be deemed to be the beneficial owner of such common stock. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(4)
Includes 41,763 shares of our common stock owned directly by American Healthcare Investors, of which Messrs. Hanson, Prosky and Streiff are managing directors, and as such, may be deemed to be the beneficial owner of such common stock. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

None of the above shares have been pledged as security.

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans, for a discussion of our incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships Among Our Affiliates
As of December 31, 2014, some of our executive officers and our non-independent directors are also executive officers and/or holders of indirect interests in our advisor.
Fees and Expenses Paid to Affiliates
For a discussion of fees and expenses paid to affiliates, see see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our director, President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President — Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0%, and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such agreements terminated on December 31, 2014, pursuant to the terms of such agreements, although similar plans were entered into effective as of January 1, 2015. See Note 21, Subsequent Events — 2015 Stock Purchase Plans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
For the year ended December 31, 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Year Ended
		December 31, 2014
Officer's Name	Title	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$59,000	6,574
Danny Prosky	President, Chief Operating Officer and Director	81,000	9,053
Mathieu B. Streiff	Executive Vice President, General Counsel	74,000	8,188
Shannon K S Johnson	Chief Financial Officer	13,000	1,475
Stefan K.L. Oh	Senior Vice President — Acquisitions	14,000	1,556
Cora Lo	Secretary	8,000	900
Chris Rooney	Vice President — Asset Management	12,000	1,366
		$261,000	29,112
For a further discussion, see Note 12, Related Party Transactions — Stock Purchase Plans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Certain Conflict Resolution Restrictions and Procedures
In order to reduce or eliminate certain potential conflicts of interest, our charter and the advisory agreement contain restrictions and conflict resolution procedures relating to: (1) transactions we enter into with our advisor, our co-sponsors, our directors or their respective affiliates; (2) certain other future offerings; and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that applies to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by Griffin Capital and American Healthcare Investors and their affiliates. These restrictions and procedures include, among others, the following:

•
Except as otherwise described in our prospectus, we will not accept goods or services from our co-sponsors, our advisor and directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
We will not purchase or lease any asset (including any property) in which one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to such co-sponsor, our advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

•
We will not make any loans to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates except mortgage loans in which an appraisal is obtained from an independent appraiser and loans, if any, to a wholly owned subsidiary. In addition, any loans made to us by one of our co-sponsors, our advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation that our advisor and its affiliates are not entitled to reimbursement of operating expenses, generally, to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, as described in the “Management of Our Company — The Advisory Agreement” section of our prospectus.

American Healthcare Investors/NSAM Allocation Policies
American Healthcare Investors has established general allocation principles with NSAM, however such general allocation principles may be amended at any time and have not been adopted by our board of directors. With respect to investment opportunities that are sourced by NSAM and its affiliates, these allocation principles provide as follows: (1) until NHI has invested 95.0% or more of its investable capital from its primary and any follow-on offerings (as determined by NSAM) and its board of directors has determined that NHI will not raise additional capital (other than through a distribution reinvestment plan), or the NHI Equity Condition, NSAM shall allocate all healthcare real estate investment opportunities among NHI, NorthStar Realty Finance and other companies managed, sponsored or co-sponsored by NSAM and its affiliates in accordance with the allocation policy approved by NSAM and its managed companies, or the NSAM allocation policy; provided, however, that in the event a healthcare real estate investment opportunity is not suitable for an NSAM company, NSAM will endeavor to informally refer the opportunity to American Healthcare Investors; (2) following the NHI Equity Condition but prior to the date that is the earlier of (a) our investment of 95.0% or more of our investable capital from the primary portion of our offering and any follow-on offerings (subject to an imputed loan-to-value ratio of 40.0%) and our board of directors having determined that we will not raise additional capital (other than through a distribution reinvestment plan) and (b) the date that any future company sponsored or co-sponsored by American Healthcare Investors begins acquiring assets, or the GAHR III Equity Condition, NSAM shall allocate all healthcare real estate investment opportunities among GA Healthcare REIT III, NHI, NorthStar Realty Finance and other companies managed, sponsored or co-sponsored by NSAM and its affiliates in accordance with the NSAM allocation policy; and (3) following the NHI Equity Condition and the GAHR III Equity Condition, NSAM shall allocate all healthcare real estate investment opportunities among us, NHI, NorthStar Realty Finance, other companies managed, sponsored or co-sponsored by NSAM and its affiliates and any other companies sponsored or co-sponsored by American Healthcare Investors in accordance with the NSAM allocation policy.
With respect to investment opportunities that are sourced by American Healthcare Investors, the allocation principles provide as follows: (1) until the GAHR III Equity Condition, American Healthcare Investors shall allocate all healthcare real estate investment opportunities to us; provided, however, that in the event a healthcare real estate investment opportunity is not suitable for us, American Healthcare Investors will endeavor to informally refer the opportunity to NSAM; and (2) following the GAHR III Equity Condition, American Healthcare Investors shall allocate all healthcare real estate investment opportunities among NorthStar Realty Finance and funds directly or indirectly managed, sponsored, advised, financed, funded or controlled by American Healthcare Investors, including us, or a subsidiary of American Healthcare Investors; provided, however, that in the event a healthcare real estate investment opportunity is not suitable for one of those funds, American Healthcare Investors will endeavor to informally refer the opportunity to NHI. Such investment opportunities following the GAHR III Equity Condition shall be allocated by American Healthcare Investors in accordance with its determination regarding which fund is most suitable using factors including, without limitation, the following: (a) investment objectives, strategy and criteria; (b) cash requirements; (c) effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment; (d) leverage policy and the availability of financing for the investment by each fund; (e) anticipated cash flow of the asset to be acquired; (f) income tax effects of the purchase; (g) the size of the investment; (h) the amount of funds available; (i) cost of capital; (j) risk return profiles; (k) targeted distribution rates; (l) anticipated future pipeline of suitable investments; and (m) the expected holding period of the investment and the remaining term of the fund. If, after consideration of the relevant factors, American Healthcare Investors determines that an investment is equally suitable for multiple funds, the investment will be allocated to a particular fund on a rotating basis (or, in certain situations, to more than one fund pursuant to a co-investment).
Director Independence
We have a five-member board of directors. Our charter provides that a majority of the directors must be “independent directors.” Two of our directors, Jeffrey T. Hanson and Danny Prosky, are affiliated with us and we do not consider them to be independent directors. Our three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the NASAA REIT Guidelines. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our co-sponsors or our advisor by virtue of: (i) ownership of an interest in our co-sponsors, our advisor or any of their affiliates, other than in us; (ii) employment by our co-sponsors, our advisor or any of their affiliates; (iii) service as an officer or director of our co-sponsors, our advisor or any of their affiliates, other than as our director or a director of any other REIT organized by our co-sponsors or advised by our advisor; (iv) performance of services, other than as a director for us; (v) service as a director or trustee of more than three REITs organized by our co-sponsors or advised by our advisor; or (vi) maintenance of a material business or professional relationship with our co-sponsors, our advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by a director from our co-sponsors, our advisor and their affiliates (excluding fees for serving as our director or director of another REIT or real estate program that is organized, advised or managed by our advisor or its affiliates) exceeds five percent of either the director’s annual gross income during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with our co-sponsors or our advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our co-sponsors, our advisor, any of their affiliates or with us.
While our stock is not listed on the New York Stock Exchange, each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members.
Item 14. Principal Accounting Fees and Services.
Deloitte & Touche, LLP has served as our independent registered public accounting firm and audited our consolidated financial statements since January 15, 2013.
The following table lists the fees for services provided by our independent registered public accounting firm for 2014 and 2013:

Services	2014	2013
Audit fees(1)	$488,000	$95,000
Audit-related fees(2)	—	—
Tax fees(3)	3,000	—
All other fees	—	—
Total	$491,000	$95,000
________

(1)
Audit fees consist of fees related to the 2014 and 2013 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees also relate to statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offering, in the year the services were rendered. These amounts include fees paid by our advisor for costs in connection with our offering.

(2)	Audit-related fees relate to financial accounting and reporting consultations, assurance and related services in the year the services were rendered.

(3)	Tax services consist of tax compliance and tax planning and advice in the year the services were rendered.
The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Deloitte & Touche, LLP for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	94
Consolidated Balance Sheets as of December 31, 2014 and 2013	95
Consolidated Statements of Operations for the Year Ended December 31, 2014 and for the Period from January 11, 2013 (Date of Inception) through December 31, 2013	96
Consolidated Statements of Equity for the Year Ended December 31, 2014 and for the Period from January 11, 2013 (Date of Inception) through December 31, 2013	97
Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and for the Period from January 11, 2013 (Date of Inception) through December 31, 2013	98
Notes to Consolidated Financial Statements	100

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2014 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	129
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Griffin-American Healthcare REIT III, Inc.
Irvine, CA

We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT III, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Griffin-American Healthcare REIT III, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 19, 2015

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Real estate investments, net	$249,029,000	$—
Cash and cash equivalents	504,894,000	202,000
Accounts and other receivables	40,314,000	—
Restricted cash	245,000	—
Real estate and escrow deposits	6,250,000	—
Identified intangible assets, net	29,636,000	—
Other assets, net	1,316,000	—
Total assets	$831,684,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Mortgage loans payable, net	$16,959,000	$—
Accounts payable and accrued liabilities	5,924,000	—
Accounts payable due to affiliates	577,000	—
Identified intangible liabilities, net	841,000	—
Security deposits, prepaid rent and other liabilities	1,847,000	—
Total liabilities	26,148,000	—

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 10)	2,000	—

Equity:
Stockholders' equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 91,623,241 and 22,222 shares issued and outstanding as of December 31, 2014 and 2013, respectively	916,000	—
Additional paid-in capital	821,043,000	200,000
Accumulated deficit	(16,425,000)	—
Total stockholders' equity	805,534,000	200,000
Noncontrolling interest (Note 11)	—	2,000
Total equity	805,534,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$831,684,000	$202,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
Revenue:
Real estate revenue	$3,481,000	$—
Expenses:
Rental expenses	899,000	—
General and administrative	1,238,000	—
Acquisition related expenses	8,199,000	—
Depreciation and amortization	1,510,000	—
Total expenses	11,846,000	—
Loss from operations	(8,365,000)	—
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)	(258,000)	—
Interest income	25,000	—
Net loss	(8,598,000)	—
Less: net loss (income) attributable to redeemable noncontrolling interest	—	—
Net loss attributable to controlling interest	$(8,598,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(0.66)	$—
Weighted average number of common shares outstanding — basic and diluted	13,052,785	22,222

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	91,298,227	913,000	909,134,000	—	910,047,000	—	910,047,000
Offering costs — common stock	—	—	(91,084,000)	—	(91,084,000)	—	(91,084,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—	30,000
Issuance of common stock under the DRIP	287,792	3,000	2,731,000	—	2,734,000	—	2,734,000
Amortization of nonvested common stock compensation	—	—	32,000	—	32,000	—	32,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared ($0.38 per share)	—	—	—	(7,827,000)	(7,827,000)	—	(7,827,000)
Net loss	—	—	—	(8,598,000)	(8,598,000)	—	(8,598,000)
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$805,534,000	$—	$805,534,000

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — January 11, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,598,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,510,000	—
Other amortization (including deferred financing costs, above/below market leases, leasehold interests and debt premium)	195,000	—
Deferred rent	(240,000)	—
Stock based compensation	62,000	—
Acquisition fees paid in stock	694,000	—
Share discounts	253,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,753,000)	—
Other assets, net	(40,000)	—
Accounts payable and accrued liabilities	2,589,000	—
Accounts payable due to affiliates	162,000	—
Security deposits, prepaid rent and other liabilities	(1,163,000)	—
Net cash used in operating activities	(6,329,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(259,196,000)	—
Capital expenditures	(24,000)	—
Restricted cash	(245,000)	—
Real estate and escrow deposits	(6,250,000)	—
Net cash used in investing activities	(265,715,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(60,000)	—
Proceeds from issuance of common stock	866,302,000	200,000
Deferred financing costs	(973,000)	—
Contribution from noncontrolling interest to operating partnership	—	2,000
Payment of offering costs	(86,432,000)	—
Distributions paid	(2,101,000)	—
Net cash provided by financing activities	776,736,000	202,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	504,692,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	202,000	—
CASH AND CASH EQUIVALENTS — End of period	$504,894,000	$202,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$116,000	$—
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$137,000	$—
Mortgage loans payable, net	$17,026,000	$—
Accounts payable and accrued liabilities	$521,000	$—
Security deposits, prepaid rent and other liabilities	$3,010,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$2,734,000	$—
Distributions declared but not paid	$2,992,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Year Ended December 31, 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
Accrued offering costs due to affiliates	$415,000	$—
Reclassification of noncontrolling interest	$2,000	$—
Receivable from transfer agent	$38,561,000	$—
Accrued deferred financing costs	$13,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our offering, in which we initially offered to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000, or the maximum offering. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
The conditions of our minimum offering were satisfied on May 12, 2014, excluding shares purchased by residents of Washington and Pennsylvania (who were subject to higher minimum offering amounts), and we admitted our initial subscribers as stockholders on that date. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on May 14, 2014 and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 26, 2014, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC, (provided that subscriptions from residents of Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $20,000,000 and $87,500,000, respectively). On June 10, 2014, we satisfied the $20,000,000 minimum offering required by the state of Washington in connection with our offering and we began accepting subscriptions from Washington investors. On August 5, 2014, we satisfied the $87,500,000 minimum offering required by the state of Pennsylvania in connection with our offering and we began accepting subscriptions from Pennsylvania investors. As of December 31, 2014, we had received and accepted subscriptions in our offering for 91,298,227 shares of our common stock, or $909,777,000, excluding shares of our common stock issued pursuant to the DRIP. On March 12, 2015, we had received and accepted subscriptions in our primary offering for 184,941,800 shares, or $1,842,733,000, and terminated the primary portion of our offering. We continue to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP. See Note 21, Subsequent Events — Status of our Offering, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had a one-year term that expired on February 26, 2015, but is subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty, III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
We currently operate through three reportable business segments — medical office buildings, hospitals and senior housing. As of December 31, 2014, we had completed 11 acquisitions comprising 22 properties, or 24 buildings, and approximately 920,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $277,700,000.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2014 and 2013, we owned greater than a 99.99% and a 99.01%, respectively, general partnership interest therein. Our advisor is a limited partner of our operating partnership, and as of December 31, 2014 and 2013, owned less than a 0.01% and a 0.99%, respectively, noncontrolling limited partnership interest therein.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash
Restricted cash is primarily comprised of lender required accounts for property taxes, tenant improvements, capital improvements and insurance which are restricted as to use or withdrawal.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2014 and 2013, we did not have any allowances for uncollectible accounts. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any bad debt expense.
Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from one month to 20.1 years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life, ranging from five years to 10 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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
We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, are based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized against or to interest expense, as applicable, over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, would be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and would be included in derivative financial instruments in our accompanying consolidated balance sheets.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
See Note 13, Fair Value Measurements, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets consist of deferred financing costs, deferred rent receivables and prepaid expenses and deposits. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations.
See Note 5, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2014, accounts payable and accrued liabilities consist primarily of distributions payable of $2,992,000 and accrued property taxes of $1,914,000. We did not have any accounts payable and accrued liabilities as of December 31, 2013.
Contingent Consideration
As of December 31, 2014, included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets was $1,393,000 of contingent consideration obligations in connection with the acquisitions of DeKalb Professional Center and Acworth Medical Complex. Such amounts are due upon certain criteria being met within specified time frames. We did not have any contingent consideration obligations as of December 31, 2013. See Note 13, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Stock Compensation
We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 11, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We believe we currently qualify, and intend to make an election to be taxed, as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2014, and we intend to continue to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2014 and 2013, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2014, we operated through three reportable business segments —medical office buildings, hospitals and senior housing. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
See Note 17, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, which amends the definition of a discontinued operation to raise the threshold for disposals to qualify as discontinued operations and requires additional disclosures about disposal transactions. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components either (i) has been disposed of or (ii) is classified as held for sale. In addition, ASU 2014-08 requires additional disclosures about both (i) a disposal transaction that meets the definition of a discontinued operation and (ii) an individually significant component of an entity that is disposed of or held for sale that does not qualify for discontinued operations presentation in the financial statements. We anticipate that the majority of our future property dispositions, if any, will not be classified as discontinued operations. ASU 2014-08 is effective prospectively for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 on January 1, 2014, which did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance, and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. Early application is not permitted. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the consolidation analysis required under ASC Topic 810. Specifically, ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) amends the effect of fee arrangements in the primary beneficiary determination. Further, the application of ASU 2014-02 permits the use of either the full retrospective or modified retrospective adoption approach. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-02 on January 1, 2016 will have on our consolidated financial statements, if any.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Building and improvements	$237,165,000	$—
Land	12,988,000	—
	250,153,000	—
Less: accumulated depreciation	(1,124,000)	—
	$249,029,000	$—
Depreciation expense for the year ended December 31, 2014 was $1,124,000. We did not incur any depreciation expense for the period from January 11, 2013 (Date of Inception) through December 31, 2013. In addition to the acquisitions discussed below, for the year ended December 31, 2014, we incurred capital expenditures of $24,000 on our medical office buildings. We did not incur any capital expenditures on our senior housing facilities or our hospital.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the year ended December 31, 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions. We did not incur such fees and expenses for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2014
For the year ended December 31, 2014, we completed 11 property acquisitions comprising 24 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $277,700,000 and we incurred $6,248,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the year ended December 31, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee(3)
DeKalb Professional Center	Lithonia, GA	Medical Office	06/06/14	$2,830,000	$—	$64,000
Country Club MOB	Stockbridge, GA	Medical Office	06/26/14	2,775,000	—	62,000
Acworth Medical Complex	Acworth, GA	Medical Office	07/02/14	6,525,000	—	147,000
Wichita KS MOB	Wichita, KS	Medical Office	09/04/14	8,800,000	—	198,000
Delta Valley ALF Portfolio	Batesville and Cleveland, MS	Senior Housing	09/11/14	13,345,000	—	300,000
Lee's Summit MO MOB	Lee's Summit, MO	Medical Office	09/18/14	6,750,000	—	152,000
Carolina Commons MOB	Indian Land, SC	Medical Office	10/15/14	12,000,000	8,474,000	270,000
Mount Olympia MOB Portfolio	Mount Dora, FL, Olympia Fields, IL; and Columbus, OH	Medical Office	12/04/14	16,150,000	—	363,000
Southlake TX Hospital	Southlake, TX	Hospital	12/04/14	128,000,000	—	2,880,000
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	12/12/14	68,500,000	—	1,541,000
Premier MOB	Novi, MI	Medical Office	12/19/14	12,025,000	7,950,000	271,000
Total				$277,700,000	$16,424,000	$6,248,000
___________

(1)	We own 100% of our properties acquired in 2014.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
In-place leases, net of accumulated amortization of $339,000 as of December 31, 2014 (with a weighted average remaining life of 15.9 years as of December 31, 2014)	$24,987,000	$—
Above market leases, net of accumulated amortization of $145,000 as of December 31, 2014 (with a weighted average remaining life of 7.0 years as of December 31, 2014)	3,157,000	—
Leasehold interests, net of accumulated amortization of $1,000 as of December 31, 2014 (with a weighted average remaining life of 75.0 years as of December 31, 2014)	1,492,000	—
	$29,636,000	$—
Amortization expense for the year ended December 31, 2014 was $536,000, which included $149,000 of amortization recorded against real estate revenue for above market leases and $1,000 of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations. We did not incur any amortization expense on identified intangible assets for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
The aggregate weighted average remaining life of the identified intangible assets was 17.9 years as of December 31, 2014. As of December 31, 2014, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2015	$2,776,000
2016	2,650,000
2017	2,408,000
2018	2,291,000
2019	1,936,000
Thereafter	17,575,000
$29,636,000
5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred financing costs, net of accumulated amortization of $87,000 as of December 31, 2014	$899,000	$—
Deferred rent receivables	240,000	—
Prepaid expenses and deposits	177,000	—
	$1,316,000	$—
Amortization expense on deferred financing costs for the year ended December 31, 2014 was $87,000. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying consolidated statements of operations. We did not incur any amortization expense on deferred financing costs for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, estimated amortization expense on deferred financing costs for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2015	$321,000
2016	321,000
2017	185,000
2018	15,000
2019	15,000
Thereafter	42,000
$899,000
6. Identified Intangible Liabilities, Net
As of December 31, 2014, identified intangible liabilities consisted of below market leases of $841,000, net of accumulated amortization of $35,000. We did not have any identified intangible liabilities as of December 31, 2013. Amortization expense on below market leases for the year ended December 31, 2014 was $35,000. We did not incur any amortization expense on below market leases for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Amortization expense on below market leases is recorded to real estate revenue in our accompanying consolidated statements of operations.
The weighted average remaining life of below market leases was 4.9 years as of December 31, 2014. As of December 31, 2014, estimated amortization expense on below market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2015	$240,000
2016	219,000
2017	130,000
2018	81,000
2019	60,000
Thereafter	111,000
$841,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $16,364,000 ($16,959,000, net of premium) as of December 31, 2014. We did not have any mortgage loans payable as of December 31, 2013. As of December 31, 2014, we had two fixed rate mortgage loans with effective interest rates ranging from 5.00% to 6.29% per annum and a weighted average effective interest rate of 5.63%. We are required by the terms of certain loan documents to meet certain reporting requirements. As of December 31, 2014, we were in compliance with all such requirements.
Mortgage loans payable, net consisted of the following as of December 31, 2014:

	Contractual		December 31,
	Interest Rate(1)	Maturity Date	2014
Fixed Rate Debt:
Carolina Commons MOB	5.00%	01/01/23	$8,426,000
Premier MOB	6.29%	01/05/17	7,938,000
Total fixed rate debt			16,364,000
Add: premium			595,000
Mortgage loans payable, net			$16,959,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

___________

(1)	Represents the per annum interest rate in effect as of December 31, 2014.
The following shows the change in mortgage loans payable, net for the year ended December 31, 2014:

Amount
Mortgage loans payable, net — December 31, 2013	$—
Additions:
Assumption of mortgage loans payable, net	17,026,000
Deductions:
Scheduled principal payments on mortgage loans payable	(60,000)
Amortization of premium on mortgage loans payable	(7,000)
Mortgage loans payable, net — December 31, 2014	$16,959,000
As of December 31, 2014, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2015	$440,000
2016	476,000
2017	7,950,000
2018	342,000
2019	359,000
Thereafter	6,797,000
$16,364,000
8. Line of Credit
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
The maximum principal amount of the Credit Agreement, as amended, may be increased up to a total principal amount of $350,000,000, subject to (a) the terms of the Credit Agreement, as amended, and (b) such additional financing being offered and provided by existing lenders or new lenders under the Credit Agreement, as amended.
At our option, loans under the Credit Agreement, as amended, bear interest at per annum rates equal to (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 1.95% to 2.45% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement, as amended) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended) plus 1.00%,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus (ii) a margin ranging from 0.75% to 1.25% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement, as amended, is payable monthly.
We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a minimum unencumbered indebtedness yield; (f) a maximum consolidated unencumbered leverage ratio; (g) a minimum consolidated unencumbered interest coverage ratio; (h) limitations on secured recourse indebtedness; and (i) limitations on consolidated unsecured indebtedness. As of December 31, 2014, we were in compliance with all such covenants and requirements.
The Credit Agreement, as amended, requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement, as amended. In the event of default, the lenders have the right to terminate their obligations under the Credit Agreement, as amended, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. Additionally, until we achieved a consolidated total asset value of $750,000,000, we were required to enter into pledge agreements, pursuant to which we pledged the capital stock of our subsidiaries which owned the real property to be included in the Unencumbered Property Pool, as such term is defined in the Credit Agreement, as amended. The pledged collateral was released in February 2015.
Our aggregate borrowing capacity under our line of credit was $60,000,000 as of December 31, 2014. As of December 31, 2014, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
9. Commitments and Contingencies
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
Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses to be paid by us in connection with our offering. As of December 31, 2013, our advisor and its affiliates had incurred offering expenses of $1,077,000 on our behalf, which expenses were not recorded in our consolidated balance sheets because such costs did not become our liability until we reached the minimum offering on May 12, 2014, and then only to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. As of December 31, 2014, our advisor and its affiliates had not incurred other organizational and offering expenses on our behalf in excess of 2.0% of the gross offering proceeds from our offering. When recorded by us, other organizational expenses will be expensed as incurred, as applicable, and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our advisor

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or its affiliates from the gross proceeds of our offering. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organization and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
10. Redeemable Noncontrolling Interest
As of December 31, 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the year ended December 31, 2014:

Amount
Balance — December 31, 2013	$—
Reclassification from equity	2,000
Net (loss) income attributable to redeemable noncontrolling interest	—
Balance — December 31, 2014	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2014 and 2013, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On each of May 14, 2014 and December 10, 2014, we granted 10,000 and 5,000 shares, respectively, of our restricted common stock to our independent directors. Through December 31, 2014, we had issued 91,298,227 shares of our common stock in connection with our offering and 287,792 shares of our common stock pursuant to the DRIP. As of December 31, 2014 and 2013, we had 91,623,241 and 22,222 shares of our common stock issued and outstanding, respectively.
As of December 31, 2014, we had a receivable of $38,561,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in January 2015 and is included in accounts and other receivables in our accompanying consolidated balance sheets.
Offering Costs
Selling Commissions
Our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have re-allowed all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2014, we incurred $60,784,000 in selling commissions to our dealer manager, which are charged to stockholders' equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive any selling commissions for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Dealer Manager Fee
Our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2014, we incurred $27,308,000 in dealer manager fees to our dealer manager, which are charged to stockholders' equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive any dealer manager fees for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, on February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interest, for a further discussion.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We have registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering at an offering price of $9.50 per share.
For the year ended December 31, 2014, $2,734,000 in distributions were reinvested and 287,792 shares of our common stock, respectively, were issued pursuant to the DRIP. No reinvestment of distributions were made for the period from January 11, 2013 (Date of Inception) through December 31, 2013. As of December 31, 2014 and 2013, a total of $2,734,000 and $0, respectively, in distributions were reinvested and 287,792 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder's purchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there is insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upon the election of two of our independent directors to our board of directors on February 25, 2014, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering. Having raised the minimum offering and upon the initial release from escrow on May 14, 2014, or the grant date, we granted an aggregate of 10,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Upon the election of an additional independent director to our board of directors on December 10, 2014, we granted 5,000 shares of our restricted common stock, as defined in our incentive plan, to our independent director, which will vest over the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Beginning on the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value, which we estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2014, we did not assume any forfeitures. For the year ended December 31, 2014, we recognized stock compensation expense of $62,000, which is included in general and administrative in our accompanying consolidated statements of operations. We did not incur any stock compensation expense for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
As of December 31, 2014 and 2013, there was $88,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.06 years.
As of December 31, 2014 and 2013, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $120,000 and $0, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2014 and 2013 and the changes for the year ended December 31, 2014, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	—	$—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — December 31, 2014	12,000	$10.00
Expected to vest — December 31, 2014	12,000	$10.00
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent director are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital or Griffin Securities. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the year ended December 31, 2014, we incurred $9,641,000 in fees

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses to our affiliates as detailed below. We did not incur fees and expenses to our affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2014, we incurred $2,974,000 in other organizational and offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses are charged to stockholders' equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our offering. We did not incur other organizational and offering expenses to our advisor for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions was paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at the established offering price as of the date of closing, net of selling commissions and dealer manager fees, which was $9.00 per share for the year ended December 31, 2014. Notwithstanding the foregoing, if we are no longer in our offering stage, the 2.25% acquisition fee for property acquisitions shall be paid in cash. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, and included in acquisition related expenses in our accompanying consolidated statements of operations. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
For the year ended December 31, 2014, we incurred $6,279,000 in acquisition fees to our advisor or its affiliates, which included 77,139 shares of our common stock issued for the year ended December 31, 2014. We did not incur any acquisition fees to our advisor or its affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
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
For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the year ended December 31, 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions. We did not incur such fees and expenses for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
For the year ended December 31, 2014, we incurred $4,000 in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
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
Our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise have been due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, asset management fees of $37,000 that would have been incurred during the year ended December 31, 2014 were waived by our advisor. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. For the year ended December 31, 2014, we incurred $160,000 in asset management fees to our advisor or its affiliates. We did not incur any asset management fees to our advisor or its affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Asset management fees are included in general and administrative in our accompanying consolidated statements of operations.
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
For the year ended December 31, 2014, we incurred $44,000 in property management fees to our advisor or its affiliates. For the period from January 11, 2013 (Date of Inception) through December 31, 2013 we did not incur any property management fees to our advisor or its affiliates. Property management fees are included in rental expenses in our accompanying consolidated statements of operations.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any lease fees to our advisor or its affiliates. When incurred by us, lease fees will be capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any construction management fees to our advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or will be expensed and included in our accompanying consolidated statements of operations, as applicable.
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
From the commencement of our offering through December 31, 2014, our operating expenses exceeded this limitation by $199,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.5% and (13.9)%, respectively, from the commencement of our offering through December 31, 2014. We satisfied the conditions of the minimum offering and had funds held in escrow released to us to commence real estate operations in May 2014. We purchased our first property in June 2014. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our net income and our average invested assets was justified from the commencement of our offering through December 31, 2014 given the unusual costs of operating a public company in the early stage of operations.
For the year ended December 31, 2014, our advisor or its affiliates incurred operating expenses on our behalf of $180,000. Our advisor or its affiliates did not incur any operating expenses on our behalf for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations.
Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any such distributions to our advisor.
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
As of December 31, 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President — Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0%, and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2014. Effective January 1, 2015, Messrs. Hanson, Prosky, Streiff, Oh and Rooney, and Mses. Johnson and Lo, each adopted a stock purchase plan on terms similar to each of the Stock Purchase Plans above. See Note 21, Subsequent Events — Stock Purchase Plans, for a further discussion.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Year Ended
		December 31, 2014
Officer's Name	Title	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$59,000	6,574
Danny Prosky	President, Chief Operating Officer and Director	81,000	9,053
Mathieu B. Streiff	Executive Vice President, General Counsel	74,000	8,188
Shannon K S Johnson	Chief Financial Officer	13,000	1,475
Stefan K.L. Oh	Senior Vice President — Acquisitions	14,000	1,556
Cora Lo	Secretary	8,000	900
Chris Rooney	Vice President — Asset Management	12,000	1,366
		$261,000	29,112
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2014 and 2013:

	December 31,
Fee	2014	2013
Offering costs	$415,000	$—
Asset and property management fees	131,000	—
Acquisition fees	31,000	—
	$577,000	$—
13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration obligations	$—	$—	$1,393,000	$1,393,000
Total liabilities at fair value	$—	$—	$1,393,000	$1,393,000
There were no transfers into and out of fair value measurement levels during the year ended December 31, 2014. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.
Contingent Consideration
Obligations
In connection with our acquisitions of DeKalb Professional Center and Acworth Medical Complex, we have accrued $1,393,000 as contingent consideration obligations as of December 31, 2014. With regards to DeKalb Professional Center, we have accrued $598,000 and such consideration will be paid within one year of the acquisition date based on the seller's leasing of up to 3,525 square feet of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur at the later of a qualified tenant taking occupancy or the commencement of the rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease all of the unoccupied square footage

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the specified time frame. With regards to Acworth Medical Complex, we have accrued $795,000 and such consideration will be paid within 18 months of the acquisition date based on the seller's leasing of up to 6,767 square feet of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease 4,891 square feet of the 6,767 unoccupied square feet within the specified time frame.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on the contingent consideration obligations are included in acquisition related expenses in our accompanying consolidated statements of operations.
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of December 31, 2014 for the contingent consideration obligations:

Acquisition	Fair Value as of December 31, 2014	Unobservable Inputs(1)	Range of Inputs/Inputs
DeKalb Professional Center(2)	$598,000	Percentage of Total Unoccupied Square Footage Leased Up	100%
		Rental Rate per Square Foot	$15.50
		Tenant Improvement Allowance per Square Foot	$30.00
Acworth Medical Complex(2)	$795,000	Percentage of Total Unoccupied Square Footage Leased Up	72.3%
		Rental Rate per Square Foot	$16.00
		Tenant Improvement Allowance per Square Foot	$30.00
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

(2)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of December 31, 2014.

We did not have any contingent consideration assets and obligations for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the year ended December 31, 2014:

Year Ended December 31, 2014
Contingent Consideration Obligations:
Beginning balance	$—
Additions to contingent consideration obligations	1,393,000
Realized/unrealized (gains) losses recognized in earnings	—
Ending balance	$1,393,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates and mortgage loans payable, net.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2014, the fair value of the mortgage loans payable was $17,058,000 compared to the carrying value of $16,959,000. We did not have any mortgage loans payable as of December 31, 2013. We have determined that the mortgage loans payable valuations are classified as Level 2 within the fair value hierarchy.
14. Tax Treatment of Distributions (Unaudited)
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the year ended December 31, 2014 was as follows:

	Year Ended December 31, 2014
Ordinary income	$649,000	13.4%
Capital gain	—	—
Return of capital	4,183,000	86.6
	$4,832,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
15. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2034 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2014 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2015	$24,574,000
2016	24,250,000
2017	23,520,000
2018	23,279,000
2019	22,071,000
Thereafter	229,627,000
$347,321,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2112, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2014 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2015	$89,000
2016	87,000
2017	87,000
2018	86,000
2019	86,000
Thereafter	6,081,000
$6,516,000
16. Business Combinations
For the year ended December 31, 2014, using net proceeds from our offering and the assumption of mortgage loans payable, we completed 11 property acquisitions comprising 24 buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $277,700,000, plus closing costs and acquisition fees of $7,345,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and mortgage loans payable assumed. We did not complete any property acquisitions for the year ended December 31, 2013.
Results of operations for the property acquisitions during the year ended December 31, 2014 are reflected in our accompanying consolidated statements of operations for the period from the date of acquisition of each property through December 31, 2014. For the period from the acquisition date through December 31, 2014, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
DeKalb Professional Center	$187,000	$23,000
Country Club MOB	$145,000	$(51,000)
Acworth Medical Complex	$309,000	$126,000
Wichita KS MOB	$349,000	$110,000
Delta Valley ALF Portfolio	$443,000	$200,000
Lee's Summit MO MOB	$267,000	$40,000
Carolina Commons MOB	$259,000	$(68,000)
Mount Olympia MOB Portfolio	$140,000	$43,000
Southlake TX Hospital	$922,000	$510,000
East Texas MOB Portfolio	$412,000	$25,000
Premier MOB	$48,000	$18,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our 11 acquisitions at the time of each acquisition is shown below:

	DeKalb Professional Center		Country Club MOB	Acworth Medical Complex		Wichita KS MOB	Delta Valley ALF Portfolio	Lee's Summit MO MOB
Building and improvements	$2,871,000		$2,306,000	$6,123,000		$6,288,000	$11,472,000	$5,068,000
Land	479,000		240,000	570,000		943,000	679,000	1,045,000
In-place leases	172,000		190,000	407,000		590,000	1,194,000	442,000
Above market leases	—		21,000	251,000		958,000	—	195,000
Total assets acquired	3,522,000		2,757,000	7,351,000		8,779,000	13,345,000	6,750,000
Below market leases	(112,000)		—	(113,000)		(24,000)	—	—
Other liabilities	(598,000)	(1)	—	(795,000)	(1)	—	—	—
Total liabilities assumed	(710,000)		—	(908,000)		(24,000)	—	—
Net assets acquired	$2,812,000		$2,757,000	$6,443,000		$8,755,000	$13,345,000	$6,750,000

	Carolina Commons MOB	Mount Olympia MOB Portfolio	Southlake TX Hospital	East Texas MOB Portfolio	Premier MOB
Building and improvements	$9,430,000	$14,008,000	$108,517,000	$60,638,000	$10,420,000
Land	1,028,000	916,000	5,089,000	1,355,000	644,000
In-place leases	653,000	1,226,000	14,394,000	5,513,000	592,000
Above market leases	1,136,000	—	—	—	745,000
Leasehold interest	—	—	—	1,493,000	—
Total assets acquired	12,247,000	16,150,000	128,000,000	68,999,000	12,401,000
Mortgage loans payable, net	(8,720,000)	—	—	—	(8,306,000)
Below market leases	—	—	—	(608,000)	(19,000)
Total liabilities assumed	(8,720,000)	—	—	(608,000)	(8,325,000)
Net assets acquired	$3,527,000	$16,150,000	$128,000,000	$68,391,000	$4,076,000
___________

(1)
Included in other liabilities is $598,000 and $795,000 accrued for as contingent consideration obligations in connection with the purchase of DeKalb Professional Center and Acworth Medical Complex, respectively. For a further discussion, see Note 13, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration.

Assuming the property acquisitions in 2014 discussed above had occurred on January 11, 2013 (Date of Inception), for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, unaudited pro forma revenue, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Year Ended	Period from January 11, 2013 (Date of Inception) through
	December 31, 2014	December 31, 2013
Revenue	$28,398,000	$27,609,000
Net income	$6,720,000	$712,000
Net income attributable to controlling interest	$6,720,000	$712,000
Net income per common share attributable to controlling interest — basic and diluted	$0.16	$0.02
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 11, 2013 (Date of Inception). In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2014 and added to the 2013 pro forma results. The pro forma

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2014, we evaluated our business and made resource allocations based on three reportable business segments—medical office buildings, hospitals and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under "triple-net" and generally "master" leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
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

We had no operations during the period from January 11, 2013 (Date of Inception) through December 31, 2013. Summary information for the reportable segments during the year ended December 31, 2014 was as follows:

	Medical Office Buildings	Hospitals	Senior Housing	Year Ended December 31, 2014
Revenue:
Real estate revenue	$2,117,000	$921,000	$443,000	$3,481,000
Expenses:
Rental expenses	700,000	120,000	79,000	899,000
Segment net operating income	$1,417,000	$801,000	$364,000	$2,582,000
Expenses:
General and administrative				$1,238,000
Acquisition related expenses				8,199,000
Depreciation and amortization				1,510,000
Loss from operations				(8,365,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(258,000)
Interest income				25,000
Net loss				$(8,598,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by reportable segment as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Medical office buildings	$139,425,000	$—
Hospitals	129,075,000	—
Senior housing	13,580,000	—
Other	549,604,000	202,000
Total assets	$831,684,000	$202,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2014, we owned properties in one state (Texas) which accounted for 10.0% or more of our annualized base rent. Properties located in Texas accounted for 71.1% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in Texas' economy.
Based on leases in effect as of December 31, 2014, our three reportable business segments, medical office buildings, hospitals and senior housing, accounted for 49.1%, 46.1% and 4.8%, respectively, of our annualized base rent. As of December 31, 2014, two of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Forest Park Medical Center	$10,844,000	44.0%	Southlake TX Hospital	Hospitals	142,000	12/31/34
Good Shepherd Health System(2)	$2,582,000	10.5%	East Texas MOB Portfolio	Medical Office Buildings	162,000	Various
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2014. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	Good Shepherd Health System has multiple leases in the East Texas MOB Portfolio with lease expiration dates of December 11, 2024 and December 11, 2029.
For the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not own any properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 for the year ended December 31, 2014. For the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2014 and 2013, there were 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2014 and 2013, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$2,961,000	$496,000	$24,000	$—
Expenses	(9,172,000)	(2,064,000)	(564,000)	(46,000)
Loss from operations	(6,211,000)	(1,568,000)	(540,000)	(46,000)
Other expense	(208,000)	(25,000)	—	—
Net loss	(6,419,000)	(1,593,000)	(540,000)	(46,000)
Less: net (income) loss attributable to noncontrolling interests	—	—	(1,000)	1,000
Net loss attributable to controlling interest	$(6,419,000)	$(1,593,000)	$(541,000)	$(45,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.17)	$(0.13)	$(0.47)	$(2.03)
Weighted average number of common shares outstanding — basic and diluted	38,687,859	11,935,505	1,152,933	22,222
We had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
21. Subsequent Events
Status of our Offering
On March 12, 2015, we had received and accepted subscriptions in our primary offering for 184,941,800 shares, or $1,842,733,000, excluding shares of our common stock issued pursuant to the DRIP, and terminated the primary portion of our offering.
We intend to continue to sell up to $35,000,000 in shares of our common stock in our offering pursuant to our DRIP. As of March 12, 2015, we had received and accepted subscriptions in our offering for 1,371,583 shares of our common stock, or $13,031,000, pursuant to our DRIP.
Share Repurchases
In January 2015, we repurchased 3,750 shares of our common stock, for an aggregate amount of $38,000, under our share repurchase plan.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 Stock Purchase Plans
Effective as of January 1, 2015, Messrs. Hanson, Prosky and Streiff, each executed stock purchase plans, or the 2015 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net base salary and cash bonus compensation, after taxes and other withholdings, paid on or after January 1, 2015, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Additionally, effective as of January 1, 2015, Mses. Johnson and Lo, and Messrs. Oh and Rooney, each executed similar 2015 Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 10.0%, 15.0% and 15.0%, respectively, of their net base salaries, after taxes and other withholdings, paid on or after January 1, 2015, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.
Purchases of shares of our common stock pursuant to the 2015 Stock Purchase Plans were purchased at a price of $9.00 per share, reflecting the purchase price of the shares offered to the public in our offering, reduced by selling commissions and the dealer manager fee in connection with such transactions. The 2015 Stock Purchase Plans terminated in connection with the termination of the primary portion of our offering.
Property Acquisitions
Subsequent to December 31, 2014, we completed the acquisitions of 17 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $286,060,000 and we paid $6,436,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition. The following is a summary of our property acquisitions subsequent to December 31, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee
Delta Valley ALF Portfolio(3)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$182,000	(4)
Independence MOB Portfolio	Southgate, KY; Somerville, MA, Verona and Morristown, NJ; and Bronx, NY	Medical Office	01/13/15 and 01/26/15	135,000,000	—	3,038,000	(4)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,960,000	416,000	(4)
North Carolina ALF Portfolio	Mooresville and Raleigh, NC	Senior Housing	01/28/15	38,856,000	—	874,000	(4)
Orange Star Medical Portfolio	Durango, CO, Keller, Wharton and Friendswood, TX	Medical Office and Hospital	02/26/15	57,650,000	—	1,297,000	(5)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	336,000	(5)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	293,000	(5)
				$286,060,000	$9,960,000	$6,436,000
______________

(1)	We own 100% of our properties acquired subsequent to December 31, 2014.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)	On January 8, 2015, we added one additional building to our existing Delta Valley ALF Portfolio. The other two buildings were purchased in September 2014.

(4)
Our advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price which was paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees.

(5)
Our advisor and its affiliates were paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price.

Notes Receivable
On February 4, 2015, we acquired eight promissory notes at par in the aggregate outstanding principal amount of $60,217,000, or the Notes, comprised of four fixed rate notes in the aggregate outstanding principal amount of $28,650,000, or the Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Floating Rate Notes. The Notes evidence interests in a portion of the Mezzanine A loan that consists in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The Mezzanine A loan is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp. The interest rate on the Fixed Rate Notes is 6.75% per annum. The interest rate on the Floating Rate Notes is equal to 6.00% per annum above the 30-day LIBOR (increasing to 6.25% per annum above the 30-day LIBOR during the second extension period, if any). The Notes require monthly interest only payments. The Fixed Rate Notes are scheduled to mature on December 9, 2019, at which time all unpaid principal, plus accrued and unpaid interest on the Fixed Rate Notes shall be due in full. The Floating Rate Notes are scheduled to mature on December 9, 2016, at which time all unpaid principal, plus accrued and unpaid interest on the Floating Rate Notes shall be due in full. The maturity of the Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. Our advisor and its affiliates were paid, as compensation for services rendered in connection with the acquisition of the Notes, an acquisition fee of $1,204,000, or 2.00% of the aggregate principal amount.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2014

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$—	$479,000	$2,871,000	$3,350,000	$(79,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	—	240,000	2,306,000	2,546,000	(56,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	—	216,000	3,135,000	3,351,000	(50,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	—	250,000	2,214,000	2,464,000	(46,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	—	104,000	774,000	878,000	(17,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	24,000	943,000	6,312,000	7,255,000	(87,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	—	331,000	5,103,000	5,434,000	(58,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(79,000)	2004	09/11/14
Lee's Summit MO MOB (Medical Office)	Lee's Summit, MO	—	1,045,000	5,068,000	—	1,045,000	5,068,000	6,113,000	(74,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	8,426,000	1,028,000	9,430,000	—	1,028,000	9,430,000	10,458,000	(105,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Olympia Fields, IL	—	298,000	2,726,000	—	298,000	2,726,000	3,024,000	(9,000)	2005	12/04/14
	Columbus, OH	—	225,000	5,649,000	—	225,000	5,649,000	5,874,000	(16,000)	2005	12/04/14
	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(14,000)	2009	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(238,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	—	—	19,942,000	19,942,000	(55,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(5,000)	1979/1997	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2014

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
	Longview, TX	$—	$759,000	$1,696,000	$—	$759,000	$1,696,000	$2,455,000	$(8,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(23,000)	2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	—	368,000	1,711,000	2,079,000	(10,000)	1970	12/12/14
	Longview, TX	—	—	696,000	—	—	696,000	696,000	(3,000)	1956	12/12/14
	Longview, TX	—	—	27,601,000	—	—	27,601,000	27,601,000	(92,000)	1985/1993/2004	12/12/14
Premier MOB (Medical Office)	Novi, MI	7,938,000	644,000	10,420,000	—	644,000	10,420,000	11,064,000	—	2006	12/19/14
		$16,364,000	$12,988,000	$237,141,000	$24,000	$12,988,000	$237,165,000	$250,153,000	$(1,124,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2014.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2014

(c)	The changes in total real estate for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 are as follows:

Amount
Balance — January 11, 2013 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—
Balance — December 31, 2013	$—
Acquisitions	250,129,000
Additions	24,000
Dispositions	—
Balance — December 31, 2014	$250,153,000

(d)	As of December 31, 2014, for federal income tax purposes, the aggregate cost of our properties is $284,988,000.

(e)	The changes in accumulated depreciation for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 are as follows:

Amount
Balance — January 11, 2013 (Date of Inception)	$—
Additions	—
Dispositions	—
Balance — December 31, 2013	$—
Additions	1,124,000
Dispositions	—
Balance — December 31, 2014	$1,124,000

(f)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from one months to 20.1 years. Furniture, fixtures and equipment is depreciated over the estimated useful life ranging from five years to 10 years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT III, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
Jeffrey T. Hanson

Date: March 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 19, 2015

By	/s/ SHANNON K S JOHNSON	Chief Financial Officer
	Shannon K S Johnson	(Principal Financial Officer and Principal Accounting Officer)

Date: March 19, 2015

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 19, 2015

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 19, 2015

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 19, 2015

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 19, 2015

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to Supplement No. 4 to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on August 28, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit C to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.2
Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.5 to Pre-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-186073) filed April 10, 2013 and incorporated herein by reference)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.6 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-186073) filed June 6, 2013 and incorporated herein by reference)

10.4
Third Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.7 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-186073) filed November 8, 2013 and incorporated herein by reference)

10.5
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 7, 2014 and incorporated herein by reference)

10.6
Form of Indemnification Agreement between Griffin-American Healthcare REIT III, Inc. and Indemnitee made effective as of January 17, 2013 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.7
Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed May 7, 2014 and incorporated herein by reference)

10.8
Real Estate Purchase Agreement and Escrow Instructions by and between 5461 Hillandale, LLC and McWhirter Realty Partners, LLC; and Griffin-American Healthcare REIT III Advisor, LLC; and Chicago Title Insurance Company, dated April 28, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 14, 2014 and incorporated herein by reference)

10.9
Real Estate Purchase Agreement and Escrow Instructions by and between Stockbridge 225, LLC and Robert Preston and Mark Errol Copilevitz; and Griffin-American Healthcare REIT III Advisor, LLC; and First American Title Insurance Company, dated May 9, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 14, 2014 and incorporated herein by reference)

10.10
Real Estate Purchase Agreement and Escrow Instructions by and between James Ronald Eaton and Janice Eaton Bates, as Trustees of the Ronald J. Eaton Testamentary Trust, BBE&F LLC and Larry Braden; and Griffin-American Healthcare REIT III Advisor, LLC; and First American Title Insurance Company, dated May 13, 2014 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 14, 2014 and incorporated herein by reference)

10.11
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between Griffin-American Healthcare REIT III Advisor, LLC and GAHC3 Lithonia GA MOB, LLC, dated May 14, 2014 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 14, 2014 and incorporated herein by reference)

10.12
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between Griffin-American Healthcare REIT III Advisor, LLC and GAHC3 Stockbridge GA MOB, LLC, dated May 14, 2014 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 14, 2014 and incorporated herein by reference)

10.13
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between Griffin-American Healthcare REIT III Advisor, LLC and GAHC3 Acworth GA MOB, LLC, dated May 14, 2014 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 14, 2014 and incorporated herein by reference)

10.14
Real Estate Purchase Agreement and Escrow Instructions by and between Wichita MOB Fund I LLC, GAH3 Wichita KS MOB, LLC and First American Title Insurance Company, dated July 24, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2014 and incorporated herein by reference)

10.15
Real Estate Purchase Agreement and Escrow Instructions by and between Grand Street Company, LLC, GAH3 Lee's Summit MO MOB, LLC and Chicago Title Insurance Company, dated August 7, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 13, 2014 and incorporated herein by reference)

10.16
Credit Agreement dated as of August 18, 2014, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., and Certain Subsidiaries, the Lender Party Hereto, Bank of America, N.A., KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.17
Revolving Note dated August 18, 2014, by Griffin-American Healthcare REIT III Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.18
Revolving Note dated August 18, 2014, by Griffin-American Healthcare REIT III Holdings, LP in favor of KeyBank National Association (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.19
Pledge Agreement dated August 18, 2014, by Griffin-American Healthcare REIT III Holdings, LP and Bank of America, N.A. (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.20
Agreement of Purchase and Sale by and between GAHC3 Delta Valley ALF Portfolio, LLC, Providence PCC of Batesville, LLC, and Cleveland PCH Residential Living, LLC, dated August 18, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference)

10.21
Real Estate Purchase Agreement and Escrow Instructions by and between J-RED, LLC, Red Carolina Lakes, LLC, GAH3 Carolina Commons SC MOB, LLC and First American Title Insurance Company, dated August 21, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 27, 2014 and incorporated herein by reference)

10.22
Real Estate Purchase Agreement and Escrow Instructions by and between Affiliated Investors, LLC, GAHC3 Premier Novi MI MOB, LLC, and First American Title Insurance Company, dated October 6, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 2014 and incorporated herein by reference)

10.23
Real Estate Purchase Agreement and Escrow Instructions by and between Merion Building Associates, L.P., GAHC3 King of Prussia PA MOB, LLC, and First American Title Insurance Company, dated October 7, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on October 8, 2014 and incorporated herein by reference)

10.24
Purchase and Sale Agreement and Escrow Instructions by and between GAHC3 Independence MOB Portfolio, LLC and Kadima Medical Properties, LLC dated October 15, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2014 and incorporated herein by reference)

10.25
Agreement of Purchase and Sale of Real Property and Escrow Instructions by and between GAHC3 Mount Olympia MOB Portfolio, LLC and IRA Mt. Carmel, LLC, IRA Mount Dora, LLC, and IRA Holdings II, LLC dated October 15, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on October 21, 2014 and incorporated herein by reference)

10.26	Form of Subsidiary Guarantor Joinder Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 7, 2014 and incorporated herein by reference)

10.27	Form of Pledge Agreement (included as Exhibit 10.2 to our Current Report on Form 8-K/A filed on November 7, 2014 and incorporated herein by reference)

10.28
First Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between GAHC3 King of Prussia PA MOB, LLC and Merion Building Associates, L.P. dated November 6, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2014 and incorporated herein by reference)

10.29
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between GAHC3 Independence MOB Portfolio, LLC and Kadima Medical Properties, LLC and First American Title Insurance Company dated November 10, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2014 and incorporated herein by reference)

10.30
First Amendment to Agreement of Purchase and Sale of Real Property and Escrow Instructions by and between GAHC3 Mount Olympia MOB Portfolio, LLC and IRA Mt. Carmel, LLC, IRA Mount Dora, LLC, and IRA Holdings II, LLC, dated November 10, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2014 and incorporated herein by reference)

10.31
Real Estate Purchase Agreement and Escrow Instructions by and between GSHS Enterprises Operating #1, Inc., Good Shepherd Heath System, Inc., Good Shepherd Enterprises, Inc., El Casa Orthopaedica, Inc., Longview Casa Nueva, Inc., GAHC3 East TX MOB Portfolio, LLC, and Central Title Company, dated November 14, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014 and incorporated herein by reference)

10.32
Real Estate Purchase Agreement and Joint Escrow Instructions by and between Southlake Texas Medical Development, LP and GAHC3 Southlake TX Hospital, LLC, dated November 18, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference)

10.33
Real Estate Purchase Agreement and Escrow Instructions by and between GSHS Enterprises Operating #1, Inc., Good Shepherd Heath System, Inc., Good Shepherd Enterprises, Inc., El Casa Orthopaedica, Inc., Longview Casa Nueva, Inc., GAHC3 East Texas MOB Portfolio, LLC, and Central Title Company, dated November 18, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 25, 2014 and incorporated herein by reference)

10.34
First Amendment to Purchase and Sale Agreement by and between GSHS Enterprises Operating #1, Inc., Good Shepherd Heath System, Inc., Good Shepherd Enterprises, Inc., El Casa Orthopaedica, Inc., Longview Casa Nueva, Inc., and GAHC3 East Texas MOB Portfolio, LLC, dated November 21, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K/A filed on November 25, 2014 and incorporated herein by reference)

10.35
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between GAHC3 Southlake TX Hospital, LLC and Southlake Texas Medical Development, LP, dated December 4, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)

10.36
Assignment and Assumption of Hospital Lease by and between Southlake Texas Medical Development, LP and GAHC3 Southlake TX Hospital, LLC, dated December 4, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)

10.37
Lease Agreement by and between Southlake Texas Medical Development, LP and Forest Park Medical Center At Southlake, LLC, dated January 13, 2012 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)

10.38
First Amendment to Lease Agreement by and between GAHC3 Southlake TX Hospital, LLC and Forest Park Medical Center At Southlake, LLC, dated December 4, 2014 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)

10.39
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between GSHS Enterprises Operating #1, Inc., Good Shepherd Heath System, Inc., Good Shepherd Enterprises, Inc., El Casa Orthopaedica, Inc., Longview Casa Nueva, Inc., GAHC3 Longview TX Medical Plaza, LLC, GAHC3 Longview TX Institute MOB, LLC, GAHC3 Longview TX CSC MOB, LLC, GAHC3 Longview TX Occupational MOB, LLC, GAHC3 Longview TX Outpatient MOB I, LLC, GAHC3 Longview TX Outpatient MOB II, LLC, and GAHC Marshall TX MOB, LLC, and Central Title Company, dated December 5, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 11, 2014 and incorporated herein by reference)

10.40
Third Amendment to Purchase and Sale Agreement by and between GSHS Enterprises Operating #1, Inc., Good Shepherd Heath System, Inc., Good Shepherd Enterprises, Inc., El Casa Orthopaedica, Inc., Longview Casa Nueva, Inc., GAHC3 Longview TX Medical Plaza, LLC, GAHC3 Longview TX Institute MOB, LLC, GAHC3 Longview TX CSC MOB, LLC, GAHC3 Longview TX Occupational MOB, LLC, GAHC3 Longview TX Outpatient MOB I, LLC, GAHC3 Longview TX Outpatient MOB II, LLC, and GAHC Marshall TX MOB, LLC, and Central Title Company, dated December 11, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 11, 2014 and incorporated herein by reference)

21.1*	Subsidiaries of Griffin-American Healthcare REIT III, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
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