Form 10-Q
period 2015-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2015-05-14
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55434

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 8, 2015, there were 187,463,820 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Real estate investments, net	$518,413,000	$249,029,000
Real estate notes receivable, net	61,420,000	—
Cash and cash equivalents	1,026,387,000	504,894,000
Accounts and other receivables, net	3,869,000	40,314,000
Restricted cash	1,073,000	245,000
Real estate and escrow deposits	10,100,000	6,250,000
Identified intangible assets, net	52,952,000	29,636,000
Other assets, net	2,404,000	1,316,000
Total assets	$1,676,618,000	$831,684,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage loans payable, net	$26,735,000	$16,959,000
Accounts payable and accrued liabilities	15,389,000	5,924,000
Accounts payable due to affiliates	680,000	577,000
Identified intangible liabilities, net	1,125,000	841,000
Security deposits, prepaid rent and other liabilities	6,752,000	1,847,000
Total liabilities	50,681,000	26,148,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 11)	2,000	2,000

Stockholders' equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 186,324,917 and 91,623,241 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,863,000	916,000
Additional paid-in capital	1,673,070,000	821,043,000
Accumulated deficit	(48,998,000)	(16,425,000)
Total stockholders' equity	1,625,935,000	805,534,000
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,676,618,000	$831,684,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Real estate revenue	$12,763,000	$—
Expenses:
Rental expenses	3,640,000	—
General and administrative	2,767,000	46,000
Acquisition related expenses	9,408,000	—
Depreciation and amortization	4,673,000	—
Total expenses	20,488,000	46,000
Loss from operations	(7,725,000)	(46,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)	(397,000)	—
Interest income	24,000	—
Net loss	(8,098,000)	(46,000)
Less: net loss attributable to redeemable noncontrolling interest	—	1,000
Net loss attributable to controlling interest	$(8,098,000)	$(45,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.05)	$(2.03)
Weighted average number of common shares outstanding — basic and diluted	165,407,740	22,222
Distributions declared per common share	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$805,534,000
Issuance of common stock	93,633,371	936,000	932,914,000	—	933,850,000
Offering costs — common stock	—	—	(91,032,000)	—	(91,032,000)
Issuance of common stock under the DRIP	1,083,656	11,000	10,284,000	—	10,295,000
Repurchase of common stock	(15,351)	—	(153,000)	—	(153,000)
Amortization of nonvested common stock compensation	—	—	14,000	—	14,000
Distributions declared	—	—	—	(24,475,000)	(24,475,000)
Net loss	—	—	—	(8,098,000)	(8,098,000)
BALANCE — March 31, 2015	186,324,917	$1,863,000	$1,673,070,000	$(48,998,000)	$1,625,935,000

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Amortization of restricted common stock compensation	—	—	15,000	—	15,000	—	15,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(45,000)	(45,000)	—	(45,000)
BALANCE — March 31, 2014	22,222	$—	$215,000	$(45,000)	$170,000	$—	$170,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,098,000)	$(46,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,673,000	—
Other amortization (including deferred financing costs, above/below market leases, leasehold interests, debt premium and real estate notes receivable loan costs)	307,000	—
Deferred rent	(388,000)	—
Stock based compensation	14,000	15,000
Acquisition fees paid in stock	501,000	—
Share discounts	636,000	—
Bad debt expense	42,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,117,000)	—
Other assets, net	42,000	(153,000)
Accounts payable and accrued liabilities	2,730,000	10,000
Accounts payable due to affiliates	401,000	174,000
Security deposits, prepaid rent and other liabilities	(691,000)	—
Net cash used in operating activities	(1,948,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(282,259,000)	—
Acquisition of real estate notes receivable	(60,217,000)	—
Loan costs on real estate notes receivable	(1,205,000)	—
Capital expenditures	(43,000)	—
Restricted cash	(828,000)	—
Real estate and escrow deposits	(3,850,000)	—
Net cash used in investing activities	(348,402,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(118,000)	—
Proceeds from issuance of common stock	975,131,000	—
Deferred financing costs	(153,000)	—
Repurchase of common stock	(153,000)	—
Payment of offering costs	(95,187,000)	—
Distributions paid	(7,677,000)	—
Net cash provided by financing activities	871,843,000	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	521,493,000	—
CASH AND CASH EQUIVALENTS — Beginning of period	504,894,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$1,026,387,000	$202,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$295,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Accrued capital expenditures	$290,000	$—
Accrued loan costs — real estate notes receivable	$68,000	$—
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$41,000	$—
Other assets	$678,000	$—
Mortgage loans payable, net	$9,946,000	$—
Accounts payable and accrued liabilities	$99,000	$—
Security deposits, prepaid rent and other liabilities	$5,596,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$10,295,000	$—
Distributions declared but not paid	$9,495,000	$—
Accrued offering costs due to affiliates	$117,000	$—
Reclassification of noncontrolling interest	$—	$2,000
Accrued deferred financing costs	$9,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2015 and 2014
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
On February 26, 2014, we commenced a best efforts initial public offering, or our offering, in which we initially offered to the public up to $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
On March 12, 2015, we terminated the primary portion of our offering. As of March 31, 2015, we had received and accepted subscriptions in our offering for 184,931,598 shares of our common stock, or $1,842,628,000, excluding shares of our common stock issued pursuant to the DRIP. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. See Note 19, Subsequent Events — Status of our Offering, for a further discussion.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement is effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty, III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital, Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
We currently operate through three reportable business segments — medical office buildings, hospitals and senior housing. As of March 31, 2015, we had completed 18 real estate acquisitions comprising 40 properties, or 42 buildings, and approximately 1,882,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $571,204,000.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2015 and December 31, 2014, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner of our operating partnership, and as of March 31, 2015 and December 31, 2014, owned less than a 0.01% noncontrolling limited partnership interest therein.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 19, 2015.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors.
As of March 31, 2015 and December 31, 2014, we had $42,000 and $0, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of March 31, 2015 and December 31, 2014, we did not have any allowance for uncollectible accounts for deferred rent receivables and for the three months ended March 31, 2015 and 2014, we did not write-off any of our receivables or deferred rent receivables directly to bad debt expense.
Real Estate Notes Receivable, Net
Real estate notes receivable, net consists of mortgage loans collateralized by interests in real property. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan's effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the three months ended March 31, 2015 and 2014, there were no impairment losses recorded.
Accounts Payable and Accrued Liabilities
As of March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities consist primarily of distributions payable of $9,495,000 and $2,992,000, respectively, and accrued property taxes of $2,694,000 and $1,914,000, respectively.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of March 31, 2015, we operated through three reportable business segments — medical office buildings, hospitals and senior housing. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
See Note 16, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the consolidation analysis required under ASC Topic 810. Specifically, ASU 2015-02: (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) amends the effect of fee arrangements in the primary beneficiary determination. Further, the application of ASU 2015-02 permits the use of either the full retrospective or modified retrospective adoption approach. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 with early

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

adoption permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2015-02 on January 1, 2016 will have on our consolidated financial statements, if any.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense, which is consistent with the current presentation in our consolidated financial statements. Further, the application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of ASU 2015-03 on January 1, 2016 will have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Building and improvements	$488,983,000	$237,165,000
Land	33,901,000	12,988,000
	522,884,000	250,153,000
Less: accumulated depreciation	(4,471,000)	(1,124,000)
	$518,413,000	$249,029,000
Depreciation expense for the three months ended March 31, 2015 was $3,387,000. We did not incur any depreciation expense for the three months ended March 31, 2014. In addition to the acquisitions discussed below, for the three months ended March 31, 2015, we had capital expenditures of $333,000 on our medical office buildings. We did not have any capital expenditures on our senior housing facilities or our hospitals.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions. We did not incur such fees and expenses for the three months ended March 31, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2015
For the three months ended March 31, 2015, we completed seven property acquisitions comprising 18 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $293,504,000 and we incurred $6,603,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the three months ended March 31, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee
Delta Valley ALF Portfolio(3)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$182,000	(4)
Independence MOB Portfolio	Southgate, KY; Somerville, MA, Verona and Morristown, NJ; and Bronx, NY	Medical Office	01/13/15 and 01/26/15	135,000,000	—	3,038,000	(4)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,946,000	416,000	(4)
North Carolina ALF Portfolio	Mooresville and Raleigh, NC	Senior Housing	01/28/15	38,856,000	—	874,000	(4)
Orange Star Medical Portfolio	Durango, CO and Keller, Wharton and Friendswood, TX	Medical Office and Hospital	02/26/15	57,650,000	—	1,297,000	(5)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	336,000	(5)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	293,000	(5)
Homewood AL MOB	Homewood, AL	Medical Office	03/27/15	7,444,000	—	167,000	(5)
Total				$293,504,000	$9,946,000	$6,603,000
___________

(1)	We own 100% of our properties acquired in 2015.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	On January 8, 2015, we added one additional building to our existing Delta Valley ALF Portfolio. The other two buildings were purchased in September 2014.

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

(5)
Our advisor and its affiliates were paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price.

4. Real Estate Notes Receivable, Net
On February 4, 2015, we acquired eight promissory notes at par in the aggregate outstanding principal amount of $60,217,000, or the Notes, comprised of four fixed rate notes in the aggregate outstanding principal amount of $28,650,000, or the Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Floating Rate Notes. The Notes evidence interests in a portion of a mezzanine loan that consisted in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The mezzanine loan is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp. The interest rate on the Fixed Rate Notes is 6.75% per annum. The interest rate on the Floating Rate Notes is equal to 6.00% per annum above the 30-day LIBOR (increasing to 6.25% per annum above

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the 30-day LIBOR during the second extension period, if any). As of March 31, 2015, the interest rate in effect on the Floating Rate Notes was 6.18%.
The Notes require monthly interest only payments. The Fixed Rate Notes are scheduled to mature on December 9, 2019, at which time all unpaid principal, plus accrued and unpaid interest on the Fixed Rate Notes, shall be due in full. The Floating Rate Notes are scheduled to mature on December 9, 2016, at which time all unpaid principal, plus accrued and unpaid interest on the Floating Rate Notes, shall be due in full. The maturity date of the Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. Our advisor and its affiliates were paid, as compensation for services rendered in connection with the acquisition of the Notes, an acquisition fee of $1,204,000, or 2.00% of the aggregate principal amount.

Real estate notes receivable, net consisted of the following as of  March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Real estate notes receivable	$60,217,000	$—
Add: unamortized loan costs	1,203,000	—
Real estate notes receivable, net	$61,420,000	$—
We did not have any real estate notes receivable as of March 31, 2014. The changes in the carrying amount of real estate notes receivable, net consisted of the following for the three months ended March 31, 2015:

Amount
Real estate notes receivable, net — December 31, 2014	$—
Additions:
Acquisition of real estate notes receivable	60,217,000
Loan costs	1,273,000
Deductions:
Amortization of loan costs	(70,000)
Real estate notes receivable, net — March 31, 2015	$61,420,000
Amortization expense on loan costs for the three months ended March 31, 2015 is recorded against real estate revenue in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on loan costs for the three months ended March 31, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
In-place leases, net of accumulated amortization of $1,493,000 and $339,000 as of March 31, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 12.6 years and 15.9 years as of March 31, 2015 and December 31, 2014, respectively)	$40,815,000	$24,987,000
Leasehold interests, net of accumulated amortization of $24,000 and $1,000 as of March 31, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 56.7 years and 75.0 years as of March 31, 2015 and December 31, 2014, respectively)	7,278,000	1,492,000
Above market leases, net of accumulated amortization of $385,000 and $145,000 as of March 31, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 5.7 years and 7.0 years as of March 31, 2015 and December 31, 2014, respectively)	4,859,000	3,157,000
	$52,952,000	$29,636,000
Amortization expense for the three months ended March 31, 2015 was $1,569,000, which included $260,000 of amortization recorded against real estate revenue for above market leases and $23,000 of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible assets for the three months ended March 31, 2014.
The aggregate weighted average remaining life of the identified intangible assets was 18.0 years and 17.9 years as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$5,074,000
2016	6,334,000
2017	5,489,000
2018	4,421,000
2019	3,598,000
Thereafter	28,036,000
$52,952,000
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $172,000 and $87,000 as of March 31, 2015 and December 31, 2014, respectively	$963,000	$899,000
Prepaid expenses and deposits	813,000	177,000
Deferred rent receivables	628,000	240,000
	$2,404,000	$1,316,000
Amortization expense on deferred financing costs for the three months ended March 31, 2015 was $85,000. We did not incur any amortization expense on deferred financing costs for the three months ended March 31, 2014. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2015, estimated amortization expense on deferred financing costs for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$259,000
2016	345,000
2017	202,000
2018	32,000
2019	32,000
Thereafter	93,000
$963,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $26,192,000 ($26,735,000, net of premium) and $16,364,000 ($16,959,000, net of premium) as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had three fixed rate mortgage loans with effective interest rates ranging from 4.50% to 6.29% per annum and a weighted average effective interest rate of 5.20%. As of December 31, 2014, we had two fixed rate mortgage loans with effective interest rates ranging from 5.00% to 6.29% per annum and a weighted average effective interest rate of 5.63%.
We are required by the terms of certain loan documents to meet certain reporting requirements. As of March 31, 2015 and December 31, 2014, we were in compliance with all such requirements.
Mortgage loans payable, net consisted of the following as of March 31, 2015 and December 31, 2014:

	Contractual Interest Rate(1)	Maturity Date	March 31, 2015	December 31, 2014
Fixed Rate Debt:
Carolina Commons MOB	5.00%	01/01/23	$8,353,000	$8,426,000
Premier MOB	6.29%	01/05/17	7,910,000	7,938,000
King of Prussia PA MOB	4.50%	12/06/22	9,929,000	—
Total fixed rate debt			26,192,000	16,364,000
Add: premium			543,000	595,000
Mortgage loans payable, net			$26,735,000	$16,959,000
___________

(1)	Represents the per annum interest rate in effect as of March 31, 2015.
We did not have any mortgage loans payable as of March 31, 2014. The changes in the carrying amount of mortgage loans payable, net consisted of the following for the three months ended March 31, 2015:

Amount
Mortgage loans payable, net — December 31, 2014	$16,959,000
Additions:
Assumption of mortgage loans payable, net	9,946,000
Deductions:
Scheduled principal payments on mortgage loans payable	(118,000)
Amortization of premium on mortgage loans payable	(52,000)
Mortgage loans payable, net — March 31, 2015	$26,735,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2015, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2015	$470,000
2016	658,000
2017	8,142,000
2018	542,000
2019	569,000
Thereafter	15,811,000
$26,192,000
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
At our option, loans under the Credit Agreement, as amended, bear interest at per annum rates equal to: (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 1.95% to 2.45% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement, as amended,) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended,) plus 1.00%, plus (ii) a margin ranging from 0.75% to 1.25% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement, as amended, is payable monthly.
We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a minimum unencumbered indebtedness yield; (f) a maximum consolidated unencumbered leverage ratio; (g) a minimum consolidated unencumbered interest coverage ratio; (h) limitations on secured recourse indebtedness; and (i) limitations on consolidated unsecured indebtedness. As of March 31, 2015 and December 31, 2014, we were in compliance with all such covenants and requirements.
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
Our aggregate borrowing capacity under our line of credit was $60,000,000 as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
9. Identified Intangible Liabilities, Net
As of March 31, 2015 and December 31, 2014, identified intangible liabilities consisted of below market leases of $1,125,000 and $841,000, respectively, net of accumulated amortization of $114,000 and $35,000, respectively. Amortization expense on below market leases for the three months ended March 31, 2015 was $79,000. We did not incur any amortization expense on below market leases for the three months ended March 31, 2014. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below market leases was 4.4 years and 4.9 years as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, estimated amortization expense on below market leases for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$258,000
2016	325,000
2017	221,000
2018	128,000
2019	67,000
Thereafter	126,000
$1,125,000
10. Commitments and Contingencies
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
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred in connection with our offering (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) were paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our offering. These expenses only became our liability to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. On March 12, 2015, we terminated the primary portion of our offering. As of March 31, 2015 and December 31, 2014, our advisor and its affiliates had not incurred expenses on our behalf in excess of 2.0% of the gross offering proceeds from our offering. When recorded by us, other organizational

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expenses were expensed as incurred, as applicable, and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 13, Related Party Transactions — Offering Stage, for a further discussion of other organization and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Redeemable Noncontrolling Interest
As of March 31, 2015 and December 31, 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 12, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Beginning Balance	$2,000	$—
Reclassification from equity	—	2,000
Net loss attributable to redeemable noncontrolling interest	—	(1,000)
Ending Balance	$2,000	$1,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On each of May 14, 2014 and December 10, 2014, we granted 10,000 and 5,000 shares, respectively, of our restricted common stock to our independent directors. On March 12, 2015, we terminated the primary portion of our offering. We continued to offer shares of our common stock in our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. See Note 19, Subsequent Events — Status of our Offering, for a further discussion.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015 following the deregistration of our offering.
Through March 31, 2015, we had issued 184,931,598 shares of our common stock in connection with the primary portion of our offering and 1,371,448 shares of our common stock pursuant to the DRIP. We also repurchased 15,351 shares of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our common stock under our share repurchase plan through March 31, 2015. As of March 31, 2015 and December 31, 2014, we had 186,324,917 and 91,623,241 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager was allowed to re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2015, we incurred $62,362,000 in selling commissions to our dealer manager, which were charged to stockholders' equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive any selling commissions for the three months ended March 31, 2014.
Dealer Manager Fee
Our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2015, we incurred $27,789,000 in dealer manager fees to our dealer manager, which were charged to stockholders' equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive any dealer manager fees for the three months ended March 31, 2014.
Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, as of February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 11, Redeemable Noncontrolling Interest, for a further discussion.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering at an offering price of $9.50 per share. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015 following the deregistration of our offering. See Note 19, Subsequent Events — Status of our Offering, for a further discussion.
For the three months ended March 31, 2015, $10,295,000 in distributions were reinvested that resulted in 1,083,656 shares of our common stock being issued pursuant to the DRIP. No reinvestment of distributions was made for the three months ended March 31, 2014. As of March 31, 2015 and December 31, 2014, a total of $13,029,000 and $2,734,000, respectively, in distributions were reinvested that resulted in 1,371,448 and 287,792 shares of our common stock, respectively, being issued pursuant to the DRIP.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Share Repurchase Plan
Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder's purchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three months ended March 31, 2015, we received share repurchase requests and repurchased 15,351 shares of our common stock for an aggregate of $153,000, at an average repurchase price of $9.99 per share. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. No share repurchases were requested or made for the three months ended March 31, 2014.
As of March 31, 2015, we had received share repurchase requests and repurchased 15,351 shares of our common stock for an aggregate of $153,000 at an average price of $9.99 per share using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. As of December 31, 2014, no share repurchases were requested or made.
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
Upon the election of two of our independent directors to our board of directors on February 25, 2014, or the service inception date, each of the independent directors became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering of $2,000,000 in shares of our common stock, or the minimum offering. Having raised the minimum offering and upon the initial release from escrow on May 14, 2014, or the grant date, we granted an aggregate of 10,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Upon the election of an additional independent director to our board of directors on December 10, 2014, we granted 5,000 shares of our restricted common stock, as defined in our incentive plan, to our independent director, which will vest over the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Beginning on the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value, which we estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. ASC Topic 718, Compensation – Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2015

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and 2014, we did not assume any forfeitures. For the three months ended March 31, 2015 and 2014, we recognized stock compensation expense of $14,000 and $15,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of March 31, 2015 and December 31, 2014, there was $74,000 and $88,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of March 31, 2015, this expense is expected to be recognized over a remaining weighted average period of 1.81 years.
As of March 31, 2015 and December 31, 2014, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $120,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2015 and December 31, 2014 and the changes for the three months ended March 31, 2015, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2014	12,000	$10.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance — March 31, 2015	12,000	$10.00
Expected to vest — March 31, 2015	12,000	$10.00
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital or Griffin Securities. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2015 and 2014, we incurred $9,506,000 and $174,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2015, we incurred $519,000 in other organizational and offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our offering. We did not incur other organizational and offering expenses to our advisor for the three months ended March 31, 2014.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. Until January 30, 2015, the acquisition fee for property acquisitions was paid as follows: (i) in cash equal to 2.00% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at the established offering price as of the date of closing, net of selling commissions and dealer manager fees, which was $9.00 per share. Since January 31, 2015, the acquisition fee for property acquisitions is paid in cash equal to 2.25% of the contract purchase price. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
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
For the three months ended March 31, 2015, we incurred $7,894,000 in acquisition fees to our advisor or its affiliates, which included 55,684 shares of our common stock issued for the three months ended March 31, 2015. We did not incur any acquisition fees to our advisor or its affiliates for the three months ended March 31, 2014.
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
For the three months ended March 31, 2015 and 2014, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2015, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions. We did not incur such fees and expenses for the three months ended March 31, 2014.
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
For the three months ended March 31, 2015 and 2014, we did not incur any acquisition expenses to our advisor or its affiliates.
Operational Stage
Asset Management Fee
Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
For the three months ended March 31, 2015, we incurred $957,000 in asset management fees to our advisor or its affiliates. We did not incur any asset management fees to our advisor or its affiliates for the three months ended March 31, 2014. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract their property management duties to any third party and provide oversight of such third party property manager. Our advisor or its affiliates are paid a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant net leased property, (ii) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property, or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the three months ended March 31, 2015, we incurred $136,000 in property management fees to our advisor or its affiliates. For the three months ended March 31, 2014, we did not incur any property management fees to our advisor or its affiliates. Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended March 31, 2015 and 2014, we did not incur any lease fees to our advisor or its affiliates. When incurred by us, lease fees will be capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2015 and 2014, we did not incur any construction management fees to our advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable.
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
For the 12 months ended March 31, 2015, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.6% and (29.7)%, respectively, for the 12 months ended March 31, 2015.
For the three months ended March 31, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $0 and $174,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2015 and 2014, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2015 and 2014, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2015 and 2014, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2015 and 2014, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to the Agreement of Limited Partnership, as amended, of our operating partnership, upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of March 31, 2015 and December 31, 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2014 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President — Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar 2014 Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0%, and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2014.
Effective January 1, 2015, Messrs. Hanson, Prosky, Streiff, Oh and Rooney, and Mses. Johnson and Lo, each adopted a stock purchase plan, or the 2015 Stock Purchase Plans, on terms similar to each of the 2014 Stock Purchase Plans described above. The 2015 Stock Purchase Plans each terminated in connection with the termination of the primary portion of our offering.
Purchases of shares of our common stock pursuant to the 2014 Stock Purchase Plans commenced after the initial release from escrow of the minimum offering amount, beginning with the officers' regularly scheduled payroll payment on May 20, 2014. The shares of common stock were purchased at a price of $9.00 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee.
For the three months ended March 31, 2015, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended
		March 31, 2015
Officer's Name	Title	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$17,000	1,902
Danny Prosky	President, Chief Operating Officer and Director	20,000	2,246
Mathieu B. Streiff	Executive Vice President, General Counsel	19,000	2,062
Shannon K S Johnson	Chief Financial Officer	1,000	165
Stefan K.L. Oh	Senior Vice President — Acquisitions	2,000	168
Cora Lo	Secretary	1,000	106
Chris Rooney	Vice President — Asset Management	1,000	135
		$61,000	6,784
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Fee	2015	2014
Offering costs	$117,000	$415,000
Asset and property management fees	445,000	131,000
Acquisition fees	118,000	31,000
	$680,000	$577,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Contingent consideration assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Contingent consideration obligations	$—	$—	$5,264,000	$5,264,000
Total liabilities at fair value	$—	$—	$5,264,000	$5,264,000
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
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2015. We did not have any assets and liabilities measured at fair value on a recurring basis as of March 31, 2014.
Contingent Consideration
Asset
As of March 31, 2015, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB on January 21, 2015, there is a contingent consideration receivable in the amount of either $0 or $1,100,000. $1,100,000 would be returned to us in the event that within one year of the acquisition date certain criteria are not met, including the seller leasing 4,536 square feet of GLA meeting certain lease criteria, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. We do not believe as of March 31, 2015 that we will receive such amount and therefore we have not recorded any contingent consideration receivables.
Obligations
As of March 31, 2015 and December 31, 2014, we have accrued $5,264,000 and $1,393,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers' leasing unoccupied space, as discussed below. When recorded by us, contingent consideration assets will be included in other assets, net, in our accompanying condensed consolidated balance sheets.
Of the amount accrued as of March 31, 2015, $3,471,000 relates to our acquisition of North Carolina ALF Portfolio on January 28, 2015, $795,000 relates to our acquisition of Acworth Medical Complex and $998,000 relates to various other property acquisitions. Of the amount accrued as of December 31, 2014, $795,000 relates to our acquisition of Acworth Medical Complex and $598,000 relates to another property acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

An estimated amount of $3,471,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the acquisition date that the tenant has increased its EBITDAR, as such term is used in the lease agreement, for the preceding three months. There is no minimum required payment but the maximum is capped at $13,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that we will receive notification from the tenant for a payment three years from the date of acquisition, assumed an applicable rate, as such term is used in the lease agreement, of 7.2% and applied a discount rate of 1.25% per annum.
As of March 31, 2015, we have accrued $795,000 related to Acworth Medical Complex, and such consideration will be paid within 18 months of the acquisition date based on the seller's leasing of up to 6,767 square feet of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease 4,891 square feet of the 6,767 unoccupied square feet within the specified time frame.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration assets and obligations subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of March 31, 2015 and December 31, 2014 for the contingent consideration obligations:

		Range of Inputs/Inputs		Fair Value
Acquisition	Unobservable Inputs(4)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
North Carolina ALF Portfolio(1)	Tenant’s Annualized EBITDAR, as Defined, for the Three Months Prior to Payment	$3,516,000	N/A	$3,471,000	$—
	Timing of Payment	January 27, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	1.25%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
Acworth Medical Complex(2)	Percentage of Total Unoccupied Square Footage Leased Up	72.3%	72.3%	$795,000	$795,000
	Rental Rate per Square Foot	$16.00	$16.00
	Tenant Improvement Allowance per Square Foot	$30.00	$30.00
DeKalb Professional Center(2)	Percentage of Total Unoccupied Square Footage Leased Up	100%	100%	$598,000	$598,000
	Rental Rate per Square Foot	$15.50	$15.50
	Tenant Improvement Allowance per Square Foot	$30.00	$30.00
King of Prussia PA MOB(3)	Percentage of Total Unoccupied Square Footage Leased Up	100%	N/A	$400,000	$—
	Percentage of Allowance for Tenant Improvements and Leasing Commissions to be Paid	100%	N/A
___________

(1)
The most significant input to the valuation is the tenant’s annualized EBITDAR, as defined. An increase (decrease) in the tenant’s annualized EBITDAR, as defined, would increase (decrease) the fair value.

(2)
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(3)
The most significant input to the valuation is the percentage of total unoccupied square footage leased up. An increase (decrease) in the percentage of total unoccupied square feet leased up would increase (decrease) the fair value. An increase (decrease) in the percentage of allowance for tenant improvements and leasing commissions to be paid would increase (decrease) the fair value.

(4)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of March 31, 2015 and December 31, 2014.

We did not have any contingent consideration assets and obligations for the three months ended March 31, 2014. The following is a reconciliation of the beginning and ending balances of our contingent consideration asset and obligations for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Contingent Consideration Asset:
Beginning balance	$—
Additions to contingent consideration asset	—
Realized/unrealized (gains) losses recognized in earnings	—
Ending balance	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to asset still held	$—

Contingent Consideration Obligations:
Beginning balance	$1,393,000
Additions to contingent consideration obligations	3,871,000
Realized/unrealized (gains) losses recognized in earnings	—
Ending balance	$5,264,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$—
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures.
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates and mortgage loans payable, net.
We consider the carrying values of real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time since origination of the instruments or the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2015 and December 31, 2014, the fair value of the mortgage loans payable was $27,428,000 and $17,058,000, respectively, compared to the carrying value of $26,735,000 and $16,959,000, respectively. We have determined that the mortgage loans payable valuations are classified as Level 2 within the fair value hierarchy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Business Combinations
For the three months ended March 31, 2015, using net proceeds from our offering and the assumption of mortgage loans payable, we completed seven property acquisitions comprising 18 buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $293,504,000, plus closing costs and acquisition fees of $8,759,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and mortgage loans payable assumed. We did not complete any property acquisitions for the three months ended March 31, 2014.
Results of operations for the property acquisitions during the three months ended March 31, 2015 are reflected in our accompanying condensed consolidated statements of operations for the period from the date of acquisition of each property through March 31, 2015. We present separately Independence MOB Portfolio, which is the one individually significant property acquisition during the three months ended March 31, 2015, and aggregate the rest of the property acquisitions during the three months ended March 31, 2015. For the period from the acquisition date through March 31, 2015, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
Independence MOB Portfolio	$3,056,000	$287,000
Other 2015 Acquisitions	$1,756,000	$705,000
 The fair value of our seven property acquisitions at the time of each acquisition is shown below:

	Independence MOB Portfolio	Other 2015 Acquisitions
Building and improvements	$113,727,000	$137,800,000
Land	7,367,000	13,546,000
In-place leases	7,182,000	9,931,000
Above market leases	1,321,000	641,000
Leasehold interest	5,715,000	94,000
Total assets acquired	135,312,000	162,012,000
Mortgage loans payable, net	—	(9,946,000)
Below market leases	(350,000)	(13,000)
Other liabilities	—	(3,871,000)	(1)
Total liabilities assumed	(350,000)	(13,830,000)
Net assets acquired	$134,962,000	$148,182,000
___________

(1)
Included in other liabilities is $400,000 and $3,471,000 accrued for as contingent consideration obligations in connection with the purchase of King of Prussia PA MOB and North Carolina ALF Portfolio, respectively. For a further discussion, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the property acquisitions in 2015 discussed above had occurred on January 1, 2014, for the three months ended March 31, 2015 and 2014, unaudited pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$15,208,000	$7,251,000
Net income (loss)	$1,272,000	$(7,505,000)
Net income (loss) attributable to controlling interest	$1,272,000	$(7,504,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.01	$(0.23)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2014. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2015 and added to the 2014 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
16. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of March 31, 2015, we evaluated our business and made resource allocations based on three reportable business segments — medical office buildings, hospitals and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes our real estate notes receivable. Our hospital investments are primarily single-tenant properties which lease the facilities to unaffiliated tenants under "triple-net" and generally "master" leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
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
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2015 and 2014 was as follows:

	Medical Office Buildings	Hospitals	Senior Housing	Three Months Ended March 31, 2015
Revenue:
Real estate revenue	$8,310,000	$3,368,000	$1,085,000	$12,763,000
Expenses:
Rental expenses	2,970,000	594,000	76,000	3,640,000
Segment net operating income	$5,340,000	$2,774,000	$1,009,000	$9,123,000
Expenses:
General and administrative				$2,767,000
Acquisition related expenses				9,408,000
Depreciation and amortization				4,673,000
Loss from operations				(7,725,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(397,000)
Interest income				24,000
Net loss				$(8,098,000)

	Medical Office Buildings	Hospitals	Senior Housing	Three Months Ended March 31, 2014
Revenue:
Real estate revenue	$—	$—	$—	$—
Expenses:
Rental expenses	—	—	—	—
Segment net operating income	$—	$—	$—	$—
Expenses:
General and administrative				46,000
Net loss				$(46,000)
Assets by reportable segment as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Medical office buildings	$433,213,000	$139,425,000
Hospitals	145,202,000	129,075,000
Senior housing	63,520,000	13,580,000
Other	1,034,683,000	549,604,000
Total assets	$1,676,618,000	$831,684,000
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2015, we owned properties in two states for which each state accounted for 10.0% or more of our annualized base rent. Properties located in Texas and New Jersey accounted for 43.1% and 11.4%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economies.
Based on leases in effect as of March 31, 2015, our three reportable business segments, medical office buildings, hospitals and senior housing, accounted for 65.9%, 25.0% and 9.1%, respectively, of our annualized base rent. As of March 31, 2015, one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Forest Park Medical Center(2)	$10,844,000	22.6%	Southlake TX Hospital	Hospitals	142,000	12/31/34
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2015. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)
As of March 31, 2015, we had an outstanding receivable of $2,785,000 from Forest Park Medical Center and such outstanding receivable has increased to a total aggregate outstanding amount of $4,849,000 as of May 14, 2015.

For the three months ended March 31, 2014, we did not own any properties.
18. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 for the three months ended March 31, 2015. For the three months ended March 31, 2014, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2015 and 2014, there were 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2015 and 2014, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
19. Subsequent Events
Status of our Offering
On April 22, 2015, we terminated the DRIP portion of our offering and deregistered our offering. As of April 22, 2015, we had received and accepted subscriptions in our primary offering for 184,931,598 shares of our common stock, or $1,842,628,000, and a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Acquisitions
Subsequent to March 31, 2015, we completed three property acquisitions comprising five buildings from an unaffiliated party. The aggregate contract purchase price of these properties was $56,520,000 and we paid $1,272,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our property acquisitions subsequent to March 31, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee(3)
Paoli Medical Plaza	Paoli, PA	Medical Office	04/10/15	$24,820,000	$14,004,000	$558,000
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	05/06/15	18,650,000	—	420,000
Marietta GA MOB	Marietta, GA	Medical Office	05/07/15	13,050,000	—	294,000
				$56,520,000	$14,004,000	$1,272,000
___________

(1)	We own 100% of our properties acquired subsequent to March 31, 2015.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
Our advisor and its affiliates were paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2015. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2015 and December 31, 2014, together with our results of operations and cash flows for the three months ended March 31, 2015 and 2014.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
On February 26, 2014, we commenced a best efforts initial public offering, or our offering, in which we initially offered to the public up to $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
On March 12, 2015, we terminated the primary portion of our offering. As of March 31, 2015, we had received and accepted subscriptions in our offering for 184,931,598 shares of our common stock, or $1,842,628,000, excluding shares of our common stock issued pursuant to the DRIP. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. See Note 19, Subsequent Events — Status of our Offering, to our accompanying condensed consolidated financial statements for a further discussion.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement is effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty, III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital, Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
We currently operate through three reportable business segments — medical office buildings, hospitals and senior housing. As of March 31, 2015, we had completed 18 real estate acquisitions comprising 40 properties, or 42 buildings, and approximately 1,882,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $571,204,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 19, 2015, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 19, 2015.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2015
For a discussion of property acquisitions in 2015, see Note 3, Real Estate Investments, Net, and Note 19, Subsequent Events – Property Acquisitions, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 19, 2015.

Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
As of March 31, 2015, our properties were 95.9% leased and during the remainder of 2015, 3.4% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2015, our remaining weighted average lease term was 8.4 years.
Results of Operations
We were incorporated on January 11, 2013, but we did not commence material operations until the commencement of our offering on February 26, 2014. We purchased our first property in June 2014. Accordingly, our results of operations for the three months ended March 31, 2015 and 2014 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate and real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of March 31, 2015, we operated through three reportable business segments —medical office buildings, hospitals and senior housing. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
Except where otherwise noted, our results of operations are primarily due to owning 42 buildings as of March 31, 2015, as compared to not owning any buildings as of March 31, 2014. As of March 31, 2015, we owned the following types of properties:

	March 31, 2015
	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	35	$371,118,000	94.9%
Hospitals	2	139,780,000	100%
Senior housing	5	60,306,000	100%
Total/weighted average	42	$571,204,000	95.9%
Real Estate Revenue
For the three months ended March 31, 2015, real estate revenue was $12,763,000, and was primarily comprised of base rent of $10,038,000, expense recoveries of $1,865,000 and interest income from notes receivable of $534,000.
Real estate revenue by operating segment consisted of the following for the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
Medical office buildings	$8,310,000
Hospitals	3,368,000
Senior housing	1,085,000
Total	$12,763,000

Rental Expenses
For the three months ended March 31, 2015, rental expenses were $3,640,000. Rental expenses consisted of the following for the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
Real estate taxes	$1,426,000
Building maintenance	791,000
Utilities	774,000
Property management fees — third party	152,000
Property management fees — affiliates	136,000
Administration	92,000
Insurance	36,000
Amortization of leasehold interests	23,000
Other	210,000
Total	$3,640,000
Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
Medical office buildings	$2,970,000	35.7%
Hospitals	594,000	17.6%
Senior housing	76,000	7.0%
Total/weighted average	$3,640,000	28.5%
We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we buy in the future. Multi-tenant medical office buildings typically have a higher percentage of rental expenses to revenue than hospitals and senior housing facilities.
General and Administrative
For the three months ended March 31, 2015 and 2014, general and administrative was $2,767,000 and $46,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2015	2014
Asset management fees — affiliates	$957,000	$—
Share discounts expense	580,000	—
Transfer agent services	529,000	—
Professional and legal fees	357,000	—
Franchise taxes	109,000	—
Board of directors fees	60,000	10,000
Directors’ and officers’ liability insurance	53,000	15,000
Bad debt expense	42,000	—
Restricted stock compensation	14,000	15,000
Other	66,000	6,000
Total	$2,767,000	$46,000
The increase in general and administrative for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to the purchase of properties in 2015 and thus incurring asset management fees to our advisor or its affiliates and franchise taxes. We did not incur any asset management fees to our advisor or its affiliates or franchise taxes for the three months ended March 31, 2014 as we did not purchase our first property until June 2014. In addition, we incurred transfer agent service fees and share discounts expense for the three months ended March 31, 2015 as a result of raising the minimum offering of $2,000,000 in May 2014. We expect general and administrative to continue to increase in 2015 as we purchase additional properties in 2015.
Acquisition Related Expenses
For the three months ended March 31, 2015, acquisition related expenses were $9,408,000 and were related primarily to expenses associated with our seven property acquisitions, including acquisition fees of $6,690,000 incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended March 31, 2015, depreciation and amortization was $4,673,000 and consisted of depreciation on our operating properties of $3,387,000 and amortization on our identified intangible assets of $1,286,000.
Interest Expense
For the three months ended March 31, 2015, interest expense was $397,000, which was related to interest expense on our mortgage loans payable of $316,000, $85,000 in amortization of deferred financing costs on our mortgage loans payable and revolving line of credit with Bank of America, N.A., or Bank of America, or our line of credit, and $48,000 in unused fees on our line of credit, partially offset by amortization of debt premium of $52,000. See Note 7, Mortgage Loans Payable, Net, and Note 8, Line of Credit, to our accompanying condensed consolidated financial statements for a further discussion.
Interest Income
For the three months ended March 31, 2015, we had interest income of $24,000 related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
As of March 31, 2015, our cash on hand was $1,026,387,000. Our sources of funds will primarily be the cash on hand from the net proceeds of our offering, which we deregistered on April 22, 2015, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds are for the acquisition of real estate and real estate-related investments, payment of operating expenses, payment of distributions to our stockholders and interest on our current and future indebtedness. We estimate that we will require approximately $1,026,000 to pay interest on our outstanding indebtedness in the remainder of 2015, based on interest rates in effect as of March 31, 2015, and $470,000 to pay principal on our outstanding indebtedness in the remainder of 2015.
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
Based on the properties we owned as of March 31, 2015, we estimate that our expenditures for capital improvements will require up to $1,133,000 for the remaining nine months of 2015. As of March 31, 2015, we had $587,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2015 and 2014 were $1,948,000 and $0, respectively. For the three months ended March 31, 2015, cash flows used in operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were $348,402,000 and $0, respectively. For the three months ended March 31, 2015, cash flows used in investing activities primarily related to our seven property acquisitions in the amount of $282,259,000, our acquisition of real estate notes receivables of $60,217,000, the payment of $3,850,000 in real estate deposits and the payment of loan costs related to our acquisition of real estate notes receivable in the amount of $1,205,000. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate-related assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2015 and 2014 were $871,843,000 and $0, respectively. For the three months ended March 31, 2015, such cash flows related to funds raised from investors in our offering in the amount of $975,131,000, partially offset by the payment of offering costs of $95,187,000 in connection with our offering, distributions to our common stockholders of $7,677,000, the payment of deferred financing costs of $153,000, share repurchases of $153,000 and principal payments on our mortgage loans payable in the amount of $118,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we deregistered our offering on April 22, 2015. However, we anticipate our indebtedness to increase as we acquire additional properties and real estate-related investments.
Distributions
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000, or the Commencement Date, through June 30, 2014, as a result of our advisor advising us that it intended to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.

Having raised the minimum offering of $2,000,000 in shares of our common stock, or the minimum offering, on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date for the period from May 14, 2014 through June 30, 2014 were paid in June 2014 and July 2014 from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor waived the Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.
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
We did not pay any distributions for the three months ended March 31, 2014. The distributions paid for the three months ended March 31, 2015, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended
	March 31, 2015
Distributions paid in cash	$7,677,000
Distributions reinvested	10,295,000
	$17,972,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	17,972,000	100
	$17,972,000	100%
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
As of March 31, 2015, we had an amount payable of $563,000 to our advisor or its affiliates for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We did not pay any distributions for the three months ended March 31, 2014. The distributions paid for the three months ended March 31, 2015, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Three Months Ended
	March 31, 2015
Distributions paid in cash	$7,677,000
Distributions reinvested	10,295,000
	$17,972,000
Sources of distributions:
FFO	$—	—%
Offering proceeds	17,972,000	100
	$17,972,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2015, our aggregate borrowings were 4.1% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of May 14, 2015 and March 31, 2015, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit
For a discussion of our line of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2015, we had $26,192,000 ($26,735,000, net of premium) of fixed rate debt outstanding secured by our properties. As of March 31, 2015, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of March 31, 2015, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of March 31, 2015, the weighted average effective interest rate on our outstanding debt was 5.20% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable, (ii) interest payments on our mortgage loans payable and (iii) obligations under our ground and other leases as of March 31, 2015:

	Payments Due by Period
	Less than 1 Year (2015)	1-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 Years (after 2019)	Total
Principal payments — fixed rate debt	$470,000	$8,800,000	$1,111,000	$15,811,000	$26,192,000
Interest payments — fixed rate debt	1,026,000	2,198,000	1,559,000	2,136,000	6,919,000
Ground and other lease obligations	157,000	418,000	418,000	12,487,000	13,480,000
Total	$1,653,000	$11,416,000	$3,088,000	$30,434,000	$46,591,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,264,000, of which we expect to pay $1,793,000 in the next twelve months and $3,471,000 in 2018. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Related Party Transactions
For a discussion of related party transactions, see Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of loan costs, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2015 and 2014. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimbure acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,098,000)	$(46,000)
Add:
Depreciation and amortization — consolidated properties	4,673,000	—
Less:
Net loss attributable to redeemable noncontrolling interest	—	1,000
Depreciation and amortization related to redeemable noncontrolling interest	—	—
FFO	$(3,425,000)	$(45,000)

Acquisition related expenses(1)	$9,408,000	$—
Amortization of above and below market leases(2)	181,000	—
Amortization of loan costs(3)	70,000	—
Change in deferred rent receivables(4)	(388,000)	—
Adjustments for redeemable noncontrolling interest(5)	—	—
MFFO	$5,846,000	$(45,000)
Weighted average common shares outstanding — basic and diluted	165,407,740	22,222
Net loss per common share — basic and diluted	$(0.05)	$(2.07)
FFO per common share — basic and diluted	$(0.02)	$(2.03)
MFFO per common share — basic and diluted	$0.04	$(2.03)
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

(3)
Under GAAP, direct loan costs are amortized over the term of the notes receivable as an adjustment to the yield on the notes receivable. This may result in income recognition that is different than the contractual cash flows under the notes receivable. By adjusting for the amortization of the loan costs related to our real estate notes receivable, MFFO may provide useful supplemental information on the realized economic impact of the notes receivable terms, providing insight on the expected contractual cash flows of such notes receivable, and aligns results with our analysis of operating performance.

(4)
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

(5)	Includes all adjustments to eliminate the redeemable noncontrolling interest's share of the adjustments described in Notes (1) - (4) to convert our FFO to MFFO.
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,098,000)	$(46,000)
Acquisition related expenses	9,408,000	—
Depreciation and amortization	4,673,000	—
General and administrative	2,767,000	46,000
Interest expense	397,000	—
Interest income	(24,000)	—
Net operating income	$9,123,000	$—
Subsequent Events
For a discussion of subsequent events, see Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 19, 2015.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We are also exposed to the effects of changes in interest rates as a result of our investments in real estate notes receivable. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes.
The table below presents, as of March 31, 2015, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Fixed rate notes receivable — principal payments	$—	$—	$—	$—	$28,650,000	$—	$28,650,000	$29,238,000
Weighted average interest rate on maturing fixed rate notes receivable	—%	—%	—%	—%	6.75%	—%	6.75%	—
Variable rate notes receivable — principal payments	$—	$31,567,000	$—	$—	$—	$—	$31,567,000	$32,182,000
Weighted average interest rate on maturing variable rate notes receivable (based on rates in effect as of March 31, 2015)	—%	6.18%	—%	—%	—%	—%	6.18%	—
Liabilities
Fixed rate debt — principal payments	$470,000	$658,000	$8,142,000	$542,000	$569,000	$15,811,000	$26,192,000	$27,428,000
Weighted average interest rate on maturing debt	5.18%	5.19%	6.20%	4.82%	4.82%	4.71%	5.20%	—

Real Estate Notes Receivable
As of March 31, 2015, the carrying value of our real estate notes receivable was $61,420,000, which approximates the fair value. As we expect to hold our fixed rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. The weighted average effective interest rate on our outstanding real estate notes receivable was 6.45% per annum based on rates in effect as of March 31, 2015. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of March 31, 2015, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable rate real estate notes receivable.
Mortgage Loans Payable and Line of Credit
Mortgage loans payable were $26,192,000 ($26,735,000, net of premium) as of March 31, 2015. As of March 31, 2015, we had three fixed rate mortgage loans with effective interest rates ranging from 4.50% to 6.29% per annum and a weighted average effective interest rate of 5.20%. As of March 31, 2015, we did not have any amounts outstanding under our line of credit.
An increase in the variable interest rate on our line of credit constitutes a market risk. However, as of March 31, 2015, there were no borrowings outstanding on our line of credit.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
There were no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 19, 2015, except as noted below.
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
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date in the May 2014 and June 2014 periods were paid in June 2014 and July 2014, respectively, from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor waived Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.

We did not pay any distributions for the three months ended March 31, 2014. The distributions paid for the three months ended March 31, 2015, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended
	March 31, 2015
Distributions paid in cash	$7,677,000
Distributions reinvested	10,295,000
	$17,972,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	17,972,000	100
	$17,972,000	100%
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
As of March 31, 2015, we had an amount payable of $563,000 to our advisor or its affiliates for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay any distributions for the three months ended March 31, 2014. The distributions paid for the three months ended March 31, 2015, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended
	March 31, 2015
Distributions paid in cash	$7,677,000
Distributions reinvested	10,295,000
	$17,972,000
Sources of distributions:
FFO	$—	—%
Offering proceeds	17,972,000	100
	$17,972,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.
As of March 31, 2015, we had an outstanding receivable of $2,785,000 from one of our tenants, Forest Park Medical Center, and such outstanding receivable has increased to a total aggregate outstanding amount of $4,849,000 as of May 14, 2015. As of May 14, 2015, rental payments by Forest Park Medical Center accounted for approximately 20.9% of our tenants' aggregate annual base rent based on Forest Park Medical Center's annualized base rent of $10,844,000 as of March 31, 2015. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Forest Park Medical Center, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of May 14, 2015, properties located in Texas and New Jersey accounted for approximately 39.9% and 10.4%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
On February 26, 2014, pursuant to our Registration Statement on Form S-11 (File No. 333-186073), we commenced our offering of up to $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to the DRIP for $9.50 per share. We reserved the right to reallocate the shares of common stock we offered in our offering between the primary offering and the DRIP. As such, during our offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP. Griffin Securities is the dealer manager of our offering.
On March 12, 2015, we terminated the primary portion of our offering. As of March 31, 2015, we had received and accepted subscriptions in our primary offering for 184,931,598 shares of our common stock, or approximately $1,842,628,000, and a total of $13,029,000 in distributions were reinvested that resulted in 1,371,448 shares of our common stock being issued pursuant to the DRIP. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015.
As of March 31, 2015, we had incurred other offering expenses of $3,493,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of March 31, 2015, we had incurred selling commissions of $123,146,000 and dealer manager fees of $55,097,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 9.9% as of March 31, 2015. As of March 31, 2015, net offering proceeds in our offering were $1,673,921,000, including proceeds from the DRIP and after deducting offering expenses.
As of March 31, 2015, $117,000 remained payable to our advisor or its affiliates for costs related to our offering.
As of March 31, 2015, we had used $541,455,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $60,217,000 for real estate-related investments, $14,059,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $10,100,000 to pay real estate deposits for proposed future acquisitions, $2,315,000 to pay acquisition related expenses to unaffiliated parties, $1,126,000 to pay for deferred financing costs to unaffiliated parties in connection with our line of credit and mortgage loans payable and $1,073,000 for lender required restricted cash accounts to unaffiliated parties.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
The prices per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100% of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.
During the three months ended March 31, 2015, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	3,750	$10.00	37,000	(1)
February 1, 2015 to February 28, 2015	—	$—	—	(1)
March 1, 2015 to March 31, 2015	11,601	$9.99	116,000	(1)
Total	15,351	$9.99	153,000
___________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 14, 2015	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 14, 2015	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to Supplement No. 4 to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on August 28, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3) (File No. 333-202975) filed on March 25, 2015 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between Kadima Medical Properties, LLC, GAHC3 Sommerville MA MOB, LLC, GAHC3 Bronx NY MOB, LLC, GAHC3 Verona NJ MOB, LLC, GAHC3 Morristown NJ MOB, LLC, GAHC3 Southgate KY MOB, LLC and First American Title Insurance Company, dated January 12, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 16, 2015 and incorporated herein by reference)

10.2
Purchase and Sale Agreement by and between GAHC3 North Carolina ALF Portfolio, LLC, Carillon Assisted Living of Clemmons, LLC, Carillon Assisted Living of Huntersville, LLC, Carillon Assisted Living of Mooresville, LLC, Carillon Assisted Living of Raleigh-Old Wake Forest Road, LLC and Carillon Assisted Living of Wake Forest, LLC, dated January 28, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2015 and incorporated herein by reference)

10.3
Assignment of Purchase and Sale Agreement by and between GAHC3 North Carolina ALF Portfolio, LLC, GAHC3 North Raleigh NC ALF, LLC and GAHC3 Mooresville NC ALF, LLC, dated January 28, 2015 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on February 3, 2015 and incorporated herein by reference)

10.4
Asset Purchase Agreement by and between GAHC3 Pennsylvania Senior Housing Portfolio, LLC, Abeking Associates, L.P., Westrum Hanover LP and One Boyertown Properties LP, dated February 25, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2015 and incorporated herein by reference)

10.5
Asset Purchase Agreement by and between GAHC3 Nebraska Senior Housing Portfolio, LLC, Dial - Ridgewood Senior Living, L.L.C. and Silvercrest Fountain View Independent Living L.P., dated March 13, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2015 and incorporated herein by reference)

10.6
Purchase and Sale Agreement by and between GAHC3 Mountain Crest Senior Housing Portfolio, LLC, LaPorte Retirement L.L.C., Hobart Retirement L.L.C., Niles Retirement L.L.C., Elkhart Retirement L.L.C, CW LLC and Eastlake L.L.C., dated March 23, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2015 and incorporated herein by reference)

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