Form 10-Q
period 2015-06-30
Griffin-American Healthcare REIT III, Inc.
filed 2015-08-13
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 7, 2015, there were 189,142,731 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate investments, net	$799,519,000	$249,029,000
Real estate notes receivable, net	61,307,000	—
Cash and cash equivalents	728,026,000	504,894,000
Accounts and other receivables, net	6,100,000	40,314,000
Restricted cash	1,755,000	245,000
Real estate and escrow deposits	7,329,000	6,250,000
Identified intangible assets, net	76,720,000	29,636,000
Other assets, net	4,516,000	1,316,000
Total assets	$1,685,272,000	$831,684,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage loans payable, net	$54,014,000	$16,959,000
Accounts payable and accrued liabilities	19,778,000	5,924,000
Accounts payable due to affiliates	783,000	577,000
Identified intangible liabilities, net	1,032,000	841,000
Security deposits, prepaid rent and other liabilities	8,988,000	1,847,000
Total liabilities	84,595,000	26,148,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 11)	2,000	2,000

Stockholders' equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 187,987,190 and 91,623,241 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,879,000	916,000
Additional paid-in capital	1,688,680,000	821,043,000
Accumulated deficit	(89,884,000)	(16,425,000)
Total stockholders' equity	1,600,675,000	805,534,000
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,685,272,000	$831,684,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Real estate revenue	$15,065,000	$24,000	$27,828,000	$24,000
Resident fees and services	2,819,000	—	2,819,000	—
Total revenues	17,884,000	24,000	30,647,000	24,000
Expenses:
Property operating expenses	6,663,000	5,000	10,303,000	5,000
General and administrative	2,401,000	222,000	5,168,000	268,000
Acquisition related expenses	13,267,000	324,000	22,675,000	324,000
Depreciation and amortization	8,135,000	13,000	12,808,000	13,000
Total expenses	30,466,000	564,000	50,954,000	610,000
Loss from operations	(12,582,000)	(540,000)	(20,307,000)	(586,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)	(560,000)	—	(957,000)	—
Interest income	299,000	—	323,000	—
Net loss	(12,843,000)	(540,000)	(20,941,000)	(586,000)
Less: net income attributable to redeemable noncontrolling interest	—	(1,000)	—	—
Net loss attributable to controlling interest	$(12,843,000)	$(541,000)	$(20,941,000)	$(586,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.07)	$(0.47)	$(0.12)	$(0.99)
Weighted average number of common shares outstanding — basic and diluted	187,460,097	1,152,933	176,494,837	590,701
Distributions declared per common share	$0.15	$0.08	$0.30	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	933,840,000
Offering costs — common stock	—	—	(91,133,000)	—	(91,133,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000
Issuance of common stock under the DRIP	2,804,888	28,000	26,618,000	—	26,646,000
Repurchase of common stock	(80,810)	(1,000)	(802,000)	—	(803,000)
Amortization of nonvested common stock compensation	—	—	35,000	—	35,000
Distributions declared	—	—	—	(52,518,000)	(52,518,000)
Net loss	—	—	—	(20,941,000)	(20,941,000)
BALANCE — June 30, 2015	187,987,190	$1,879,000	$1,688,680,000	$(89,884,000)	$1,600,675,000

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	4,552,960	46,000	45,377,000	—	45,423,000	—	45,423,000
Offering costs — common stock	—	—	(5,267,000)	—	(5,267,000)	—	(5,267,000)
Issuance of vested and nonvested restricted common stock	10,000	—	20,000	—	20,000	—	20,000
Issuance of common stock under the DRIP	1,130	—	11,000	—	11,000	—	11,000
Amortization of nonvested common stock compensation	—	—	13,000	—	13,000	—	13,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(171,000)	(171,000)	—	(171,000)
Net loss	—	—	—	(586,000)	(586,000)	—	(586,000)
BALANCE — June 30, 2014	4,586,312	$46,000	$40,354,000	$(757,000)	$39,643,000	$—	$39,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,941,000)	$(586,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,808,000	13,000
Other amortization (including deferred financing costs, above/below market leases, leasehold interests, debt premium and real estate notes receivable loan costs)	676,000	(1,000)
Deferred rent	(999,000)	(1,000)
Stock based compensation	50,000	33,000
Acquisition fees paid in stock	501,000	14,000
Share discounts	636,000	90,000
Bad debt expense	42,000	—
Change in fair value of contingent consideration	(580,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(4,348,000)	(63,000)
Other assets	(484,000)	(187,000)
Accounts payable and accrued liabilities	6,486,000	248,000
Accounts payable due to affiliates	620,000	—
Security deposits, prepaid rent and other liabilities	(264,000)	(24,000)
Net cash used in operating activities	(5,797,000)	(464,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(565,472,000)	(5,502,000)
Acquisition of real estate notes receivable	(60,217,000)	—
Loan costs on real estate notes receivable	(1,273,000)	—
Capital expenditures	(544,000)	—
Restricted cash	(1,510,000)	—
Real estate and escrow deposits	(1,079,000)	(200,000)
Net cash used in investing activities	(630,095,000)	(5,702,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(313,000)	—
Proceeds from issuance of common stock	975,121,000	43,194,000
Deferred financing costs	(523,000)	—
Repurchase of common stock	(803,000)	—
Security deposits	536,000	—
Payment of offering costs	(95,404,000)	(4,856,000)
Distributions paid	(19,590,000)	(13,000)
Net cash provided by financing activities	859,024,000	38,325,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	223,132,000	32,159,000
CASH AND CASH EQUIVALENTS — Beginning of period	504,894,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$728,026,000	$32,361,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$782,000	$—
Income taxes	$9,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Accrued capital expenditures	$488,000	$—
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$41,000	$—
Other assets	$1,331,000	$2,000
Mortgage loans payable, net	$37,481,000	$—
Accounts payable and accrued liabilities	$830,000	$20,000
Security deposits, prepaid rent and other liabilities	$7,449,000	$647,000
Financing Activities:
Issuance of common stock under the DRIP	$26,646,000	$11,000
Distributions declared but not paid	$9,274,000	$147,000
Accrued offering costs due to affiliates	$1,000	$201,000
Reclassification of noncontrolling interest	$—	$2,000
Receivable from transfer agent	$—	$1,915,000
Accrued deferred financing costs	$56,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a "RIDEA" structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a real estate investment trust, or REIT, under the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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
On March 12, 2015, we terminated the primary portion of our offering. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of June 30, 2015, a total of$10,869,000 in distributions were reinvested and 1,144,117 shares of our common stock were issued pursuant to the Secondary DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital, Griffin Capital

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
We currently operate through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. As of June 30, 2015, we had completed 25 real estate acquisitions comprising 58 properties, or 60 buildings, and approximately 3,190,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $882,545,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $60,217,000.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our accompanying condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2015 and December 31, 2014, we owned greater than a 99.99% general partnership interest therein. As of June 30, 2015 and December 31, 2014, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
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
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
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
As of June 30, 2015 and December 31, 2014, we had $42,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of June 30, 2015 and December 31, 2014, we did not have any allowance for uncollectible accounts for deferred rent receivables and for the three and six months ended June 30, 2015 and 2014, we did not write-off any of our receivables or deferred rent receivables directly to bad debt expense or against the allowance for uncollectible accounts.
Real Estate Notes Receivable, Net
Real estate notes receivable, net consists of mortgage loans collateralized by interests in real property. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the interest method and is included in real estate revenue in our accompanying condensed consolidated statements of operations. Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan's effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the three and six months ended June 30, 2015 and 2014, there were no impairment losses recorded.
Accounts Payable and Accrued Liabilities
As of June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consist primarily of distributions payable of $9,274,000 and $2,992,000, respectively, and accrued property taxes of $3,364,000 and $1,914,000, respectively.
Income Taxes
We believe we currently qualify, and intend to elect to be treated, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2015 and December 31, 2014, we did not have any tax benefits and liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of intangible assets and operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax expense (benefit) in our accompanying condensed consolidated statements of operations when such changes occur. Deferred tax assets, net of valuation allowances are included in other assets, net in our accompanying condensed consolidated balance sheets. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax expense (benefit) in our accompanying condensed consolidated statements of operations. Deferred tax liabilities are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets.
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Accordingly, we recognize income tax expense (benefit) for the federal, state and local income taxes incurred by our TRSs for our real estate investments.
See Note 15, Income Taxes, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of June 30, 2015, we operated through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. Prior to May 2015, we operated through three reportable segments; however, with the addition of our first senior housing facilities owned and operated utilizing a RIDEA structure in May 2015, we segregated our operations into four reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
See Note 17, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 on January 1, 2018 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the consolidation analysis required under ASC Topic 810. Specifically, ASU 2015-02: (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; and (iii) amends the effect of fee arrangements in the primary beneficiary determination. Further, the application of ASU 2015-02 permits the use of either the full retrospective or modified retrospective adoption approach. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2015-02 on January 1, 2016 will have on our consolidated financial statements, if any.
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
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Building and improvements	$754,923,000	$237,165,000
Land	51,858,000	12,988,000
Furniture, fixtures and equipment	2,076,000	—
	808,857,000	250,153,000
Less: accumulated depreciation	(9,338,000)	(1,124,000)
	$799,519,000	$249,029,000
Depreciation expense for the three and six months ended June 30, 2015 was $4,934,000 and $8,321,000, respectively. Depreciation expense for the three and six months ended June 30, 2014 was $11,000.
For the three months ended June 30, 2015, we had capital expenditures of $673,000 on our medical office buildings and $26,000 on our hospitals. We did not have any capital expenditures on our senior housing facilities or senior housing — RIDEA facilities for the three months ended June 30, 2015.
In addition to the acquisitions discussed below, for the six months ended June 30, 2015, we had capital expenditures of $1,006,000 on our medical office buildings and $26,000 on our hospitals. We did not have any capital expenditures on our senior housing facilities or senior housing — RIDEA facilities for the six months ended June 30, 2015.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2015
For the six months ended June 30, 2015, we completed 14 property acquisitions comprising 36 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $604,845,000 and we incurred $13,609,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the six months ended June 30, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee
Delta Valley ALF Portfolio(3)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$182,000	(4)
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	01/13/15 and 01/26/15	135,000,000	—	3,038,000	(4)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,946,000	416,000	(4)
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	01/28/15 and 06/29/15	68,856,000	—	1,549,000	(5)
Orange Star Medical Portfolio	Durango, CO; and Keller, Wharton and Friendswood, TX	Medical Office and Hospital	02/26/15	57,650,000	—	1,297,000	(6)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	336,000	(6)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	293,000	(6)
Homewood AL MOB	Homewood, AL	Medical Office	03/27/15	7,444,000	—	167,000	(6)
Paoli PA Medical Plaza	Paoli, PA	Medical Office	04/10/15	24,820,000	14,004,000	558,000	(6)
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	05/06/15	18,650,000	—	420,000	(6)
Marietta GA MOB	Marietta, GA	Medical Office	05/07/15	13,050,000	—	294,000	(6)
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart and LaPorte, IN; and Niles, MI	Senior Housing — RIDEA	05/14/15 and 06/11/15	55,021,000	—	1,238,000	(6)
Mount Dora Medical Center	Mount Dora, FL	Medical Office	05/15/15	16,300,000	—	367,000	(6)
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	05/29/15	66,000,000	—	1,485,000	(6)
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	06/30/15	87,500,000	12,098,000	1,969,000	(6)
Total				$604,845,000	$36,048,000	$13,609,000
___________

(1)	We own 100% of our properties acquired in 2015.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	On January 8, 2015, we added one additional building to our existing Delta Valley ALF Portfolio. The other two buildings were purchased in September 2014.

(4)
Our advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price, which was paid as

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

follows: (i) in cash equal to 2.00% of the contract purchase price; and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees.

(5)
With respect to the acquisition of the first two buildings in North Carolina ALF Portfolio in January 2015, our advisor and its affiliates were paid an acquisition fee of 2.25% of the contract purchase price, which was paid as follows: (i) in cash equal to 2.00% of the contract purchase price; and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees. With respect to the additional two buildings added to our existing North Carolina ALF Portfolio in June 2015, our advisor was paid in cash an acquisition fee of 2.25% of the contract purchase price.

(6)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price.

4. Real Estate Notes Receivable, Net
On February 4, 2015, we acquired eight promissory notes at par in the aggregate outstanding principal amount of $60,217,000, or the Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Floating Rate Notes. The Notes evidence interests in a portion of a mezzanine loan that consisted in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The mezzanine loan is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp. The interest rate on the Fixed Rate Notes is 6.75% per annum. The interest rate on the Floating Rate Notes is equal to 6.00% per annum above the 30-day LIBOR (increasing to 6.25% per annum above the 30-day LIBOR during the second extension period, if any). As of June 30, 2015, the interest rate in effect on the Floating Rate Notes was 6.19%.
The Notes require monthly interest-only payments. The Fixed Rate Notes are scheduled to mature on December 9, 2019, at which time all unpaid principal, plus accrued and unpaid interest on the Fixed Rate Notes, shall be due in full. The Floating Rate Notes are scheduled to mature on December 9, 2016, at which time all unpaid principal, plus accrued and unpaid interest on the Floating Rate Notes, shall be due in full. The maturity date of the Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. Our advisor was paid, as compensation for services rendered in connection with the acquisition of the Notes, an acquisition fee of $1,204,000, or 2.00% of the aggregate principal amount.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions.

Real estate notes receivable, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Real estate notes receivable	$60,217,000	$—
Add: unamortized loan costs, net	1,090,000	—
Real estate notes receivable, net	$61,307,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not have any real estate notes receivable as of June 30, 2014. The changes in the carrying amount of real estate notes receivable, net consisted of the following for the six months ended June 30, 2015:

Amount
Real estate notes receivable, net — December 31, 2014	$—
Additions:
Acquisition of real estate notes receivable	60,217,000
Loan costs	1,273,000
Deductions:
Amortization of loan costs	(183,000)
Real estate notes receivable, net — June 30, 2015	$61,307,000
Amortization expense on loan costs for the three and six months ended June 30, 2015 was $113,000 and $183,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on loan costs for the three and six months ended June 30, 2014.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
In-place leases, net of accumulated amortization of $4,530,000 and $339,000 as of June 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 9.0 years and 15.9 years as of June 30, 2015 and December 31, 2014, respectively)	$64,809,000	$24,987,000
Leasehold interests, net of accumulated amortization of $58,000 and $1,000 as of June 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 56.5 years and 75.0 years as of June 30, 2015 and December 31, 2014, respectively)	7,245,000	1,492,000
Above market leases, net of accumulated amortization of $683,000 and $145,000 as of June 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 5.6 years and 7.0 years as of June 30, 2015 and December 31, 2014, respectively)	4,666,000	3,157,000
	$76,720,000	$29,636,000
Amortization expense for the three months ended June 30, 2015 and 2014 was $3,532,000 and $2,000, respectively, which included $298,000 and $0, respectively, of amortization recorded against real estate revenue for above market leases and $34,000 and $0, respectively, of amortization recorded to property operating expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
Amortization expense for the six months ended June 30, 2015 and 2014 was $5,101,000 and $2,000, respectively, which included $558,000 and $0, respectively, of amortization recorded against real estate revenue for above market leases and $57,000 and $0, respectively, of amortization recorded to property operating expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 13.2 years and 17.9 years as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Year	Amount
2015	$13,555,000
2016	15,750,000
2017	6,926,000
2018	5,152,000
2019	4,287,000
Thereafter	31,050,000
$76,720,000
6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $266,000 and $87,000 as of June 30, 2015 and December 31, 2014, respectively	$1,286,000	$899,000
Prepaid expenses and deposits	1,888,000	177,000
Deferred rent receivables	1,239,000	240,000
Lease commissions, net of accumulated amortization of $1,000 and $0 as of June 30, 2015 and December 31, 2014, respectively	103,000	—
	$4,516,000	$1,316,000
Amortization expense on lease commissions for the three and six months ended June 30, 2015 was $1,000. We did not incur any amortization expense on lease commissions for the three and six months ended June 30, 2014.
Amortization expense on deferred financing costs for the three and six months ended June 30, 2015 was $94,000 and $179,000, respectively. We did not incur any amortization expense on deferred financing costs for the three and six months ended June 30, 2014. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.
As of June 30, 2015, estimated amortization expense on deferred financing costs and lease commissions for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$218,000
2016	437,000
2017	293,000
2018	121,000
2019	119,000
Thereafter	201,000
$1,389,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $52,098,000 ($54,014,000, including premium) and $16,364,000 ($16,959,000, including premium) as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had five fixed-rate mortgage loans with effective interest rates ranging from 4.31% to 6.29% per annum and a weighted average effective interest rate of 5.16%. As of December 31, 2014, we had two fixed-rate mortgage loans with effective interest rates ranging from 5.00% to 6.29% per annum and a weighted average effective interest rate of 5.63%.
We are required by the terms of certain loan documents to meet certain reporting requirements. As of June 30, 2015 and December 31, 2014, we were in compliance with all such requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of June 30, 2015 and December 31, 2014:

	Contractual Interest Rate(1)	Maturity Date	June 30, 2015	December 31, 2014
Fixed-Rate Debt:
Carolina Commons SC MOB	5.00%	01/01/23	$8,280,000	$8,426,000
Premier MOB	6.29%	01/05/17	7,872,000	7,938,000
King of Prussia PA MOB	4.50%	12/06/22	9,886,000	—
Paoli PA Medical Plaza	4.31%	03/05/23	13,962,000	—
Pennsylvania Senior Housing Portfolio	6.07%	01/01/20	12,098,000	—
Total fixed-rate debt			52,098,000	16,364,000
Add: premium			1,916,000	595,000
Mortgage loans payable, net			$54,014,000	$16,959,000
___________

(1)	Represents the per annum interest rate in effect as of June 30, 2015.
We did not have any mortgage loans payable as of June 30, 2014. The changes in the carrying amount of mortgage loans payable, net consisted of the following for the six months ended June 30, 2015:

Amount
Mortgage loans payable, net — December 31, 2014	$16,959,000
Additions:
Assumption of mortgage loans payable, net	37,481,000
Deductions:
Scheduled principal payments on mortgage loans payable	(313,000)
Amortization of premium on mortgage loans payable	(113,000)
Mortgage loans payable, net — June 30, 2015	$54,014,000
As of June 30, 2015, the principal payments due on our mortgage loans payable for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2015	$525,000
2016	1,128,000
2017	8,640,000
2018	1,067,000
2019	1,122,000
Thereafter	39,616,000
$52,098,000
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
On August 18, 2014, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America and KeyBank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement. The proceeds

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of loans made under our line of credit may be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions and repayment of debt). Our operating partnership may obtain up to $20,000,000 in the form of standby letters of credit and up to the greater of $25,000,000 or 10.0% of the maximum principal amount in the form of swingline loans. Our line of credit matures on August 18, 2017 and may be extended for two one-year periods subject to satisfaction of certain conditions, including payment of an extension fee.
The maximum principal amount of the Credit Agreement, as amended, may be increased up to a total principal amount of $350,000,000, subject to (a) the terms of the Credit Agreement, as amended, and (b) such additional financing being offered and provided by existing lenders or new lenders under the Credit Agreement, as amended.
At our option, loans under the Credit Agreement, as amended, bear interest at per annum rates equal to: (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 1.95% to 2.45% based on our consolidated leverage ratio; or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement, as amended,) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended,) plus 1.00%, plus (ii) a margin ranging from 0.75% to 1.25% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement, as amended, is payable monthly.
We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a minimum unencumbered indebtedness yield; (f) a maximum consolidated unencumbered leverage ratio; (g) a minimum consolidated unencumbered interest coverage ratio; (h) limitations on secured recourse indebtedness; and (i) limitations on consolidated unsecured indebtedness. As of June 30, 2015 and December 31, 2014, we were in compliance with all such covenants and requirements.
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
Our aggregate borrowing capacity under our line of credit was $60,000,000 as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
9. Identified Intangible Liabilities, Net
As of June 30, 2015 and December 31, 2014, identified intangible liabilities consisted of below market leases of $1,032,000 and $841,000, respectively, net of accumulated amortization of $198,000 and $35,000, respectively. Amortization expense on below market leases for the three months ended June 30, 2015 and 2014 was $109,000 and $1,000, respectively, and for the six months ended June 30, 2015 and 2014 was $188,000 and $1,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The weighted average remaining life of below market leases was 4.3 years and 4.9 years as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, estimated amortization expense on below market leases for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$170,000
2016	326,000
2017	215,000
2018	128,000
2019	67,000
Thereafter	126,000
$1,032,000
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
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred in connection with our offering (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) were paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our offering. These expenses only became our liability to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. On March 12, 2015, we terminated the primary portion of our offering. As of June 30, 2015 and December 31, 2014, our advisor and its affiliates had not incurred expenses on our behalf in excess of 2.0% of the gross offering proceeds from our offering. When recorded by us, other organizational expenses were expensed as incurred, as applicable, and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 13, Related Party Transactions — Offering Stage, for a further discussion of other organization and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Redeemable Noncontrolling Interest
As of June 30, 2015 and December 31, 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 12, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interest — Subordinated Distribution Upon Listing and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Beginning Balance	$2,000	$—
Reclassification from equity	—	2,000
Net income attributable to redeemable noncontrolling interest	—	—
Ending Balance	$2,000	$2,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.
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
Through June 30, 2015, we granted an aggregate of 22,500 shares of our restricted common stock to our independent directors. Through June 30, 2015, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our offering and 3,092,680 shares of our common stock pursuant to the DRIP and the Secondary DRIP. We also repurchased 80,810 shares of our common stock under our share repurchase plan through June 30, 2015. As of June 30, 2015 and December 31, 2014, we had 187,987,190 and 91,623,241 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager was allowed to re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2015, we incurred $0 and $62,362,000, respectively, in selling commissions to our dealer manager. For the three and six months ended June 30, 2014, we incurred $3,017,000 in selling commissions to our dealer manager. Such commissions were charged to stockholders' equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2015, we incurred $0 and $27,789,000, respectively, in dealer manager fees to our dealer manager. For the three and six months ended June 30, 2014, we incurred $1,339,000 in dealer manager fees to our dealer manager. Such fees

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

were charged to stockholders' equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
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
Distribution Reinvestment Plan
We adopted the DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering at an offering price of $9.50 per share, which we terminated on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering.
For the three and six months ended June 30, 2015, $16,351,000 and $26,646,000, respectively, in distributions were reinvested that resulted in 1,721,232 and 2,804,888 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP. For the three and six months ended June 30, 2014, $11,000 in distributions were reinvested that resulted in 1,130 shares of our common stock being issued pursuant to the DRIP. As of June 30, 2015 and December 31, 2014, a total of $29,380,000 and $2,734,000, respectively, in distributions were reinvested that resulted in 3,092,680 and 287,792 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP.
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
For the three and six months ended June 30, 2015, we received share repurchase requests and repurchased 65,459 and 80,810 shares of our common stock, respectively, for an aggregate of $650,000 and $803,000, respectively, at an average repurchase price of $9.94 and $9.95 per share, respectively. No share repurchases were requested or made for the three and six months ended June 30, 2014. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2015, we had received share repurchase requests and had repurchased 80,810 shares of our common stock for an aggregate of $803,000 at an average price of $9.95 per share using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP. As of December 31, 2014, no share repurchases were requested or made.
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
Through June 30, 2015, we granted an aggregate of 22,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
From the applicable service inception dates to the applicable grant dates, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the then most recent price paid to acquire a share of common stock in our offering. Beginning on the applicable grant dates, compensation cost related to the shares of our restricted common stock is measured based on the applicable grant date fair value, which we estimated at $10.00 per share, the then most recent price paid to acquire a share of common stock in our offering. Stock compensation expense is recognized from the applicable service inception dates to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method.
For the three months ended June 30, 2015 and 2014, we recognized compensation expense of $36,000 and $18,000, respectively, and for the six months ended June 30, 2015 and 2014, we recognized stock compensation expense of $50,000 and $33,000, respectively. ASC Topic 718, Compensation – Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2015 and 2014, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of June 30, 2015 and December 31, 2014, there was $188,000 and $88,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of June 30, 2015, this expense is expected to be recognized over a remaining weighted average period of 2.08 years.
As of June 30, 2015 and December 31, 2014, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $160,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2015 and December 31, 2014 and the changes for the six months ended June 30, 2015, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2014	12,000	$10.00
Granted	7,500	$10.00
Vested	(3,500)	$10.00
Forfeited	—	$—
Balance — June 30, 2015	16,000	$10.00
Expected to vest — June 30, 2015	16,000	$10.00
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin Securities, NSAM or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended June 30, 2015 and 2014, we incurred $8,654,000 and $1,046,000, respectively, and for the six months ended June 30, 2015 and 2014, we incurred $18,160,000 and $1,220,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2015 and 2014, we incurred $0 and $911,000, respectively, and for the six months ended June 30, 2015 and 2014, we incurred $519,000 and $911,000, respectively, in other organizational and offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor from the gross proceeds of our offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. Until January 30, 2015, the acquisition fee for property acquisitions was paid as follows: (i) in cash equal to 2.00% of the contract purchase price; and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at the established offering price as of the date of closing, net of selling commissions and dealer manager fees, which was $9.00 per share. Since January 31, 2015, the acquisition fee for property acquisitions is paid in cash equal to 2.25% of the contract purchase price. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
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
For the three months ended June 30, 2015 and 2014, we incurred $7,006,000 and $126,000, respectively, and for the six months ended June 30, 2015 and 2014, we incurred $14,900,000 and $126,000, respectively, in acquisition fees to our advisor or its affiliates, which included 0 shares and 1,557 shares of our common stock issued for the three months ended June 30, 2015 and 2014, respectively, and 55,684 shares and 1,557 shares of common stock for the six months ended June 30, 2015 and 2014, respectively.
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
For the three and six months ended June 30, 2015 and 2014, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and six months ended June 30, 2015 and 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions.
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
For the three and six months ended June 30, 2015, we incurred $30,000 in acquisition expenses to our advisor or its affiliates. For the three and six months ended June 30, 2014, we incurred $3,000 in acquisition expenses to our advisor or its affiliates.
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
For the three and six months ended June 30, 2015, we incurred $1,417,000 and $2,374,000 respectively, in asset management fees to our advisor or its affiliates. We did not incur any asset management fees for the three and six months ended June 30, 2014 as a result of our advisor waiving $2,000 in asset management fees for June 2014. Our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise have been due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, the asset management fees of $2,000 that would have been incurred in June 2014 were waived by our advisor and an additional $35,000 in acquisition fees and/or asset management fees were waived in subsequent months. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract their property management duties to any third party and provide oversight of such third party property manager. Our advisor or its affiliates are paid a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property; (ii) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the three and six months ended June 30, 2015, we incurred $175,000 and $311,000, respectively, in property management fees to our advisor or its affiliates. For the three and six months ended June 30, 2014, we did not incur any property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease. For the three and six months ended June 30, 2015, we incurred $12,000 in lease fees to our advisor or its affiliates. For the three and six months ended June 30, 2014, we did not incur any lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three and six months ended June 30, 2015 and 2014, we did not incur any construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable.
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
For the 12 months ended June 30, 2015, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and (37.2)%, respectively, for the 12 months ended June 30, 2015.
For the three months ended June 30, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $14,000 and $6,000, respectively, and for the six months ended June 30, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $14,000 and $180,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2015 and 2014, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2015 and 2014, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2015 and 2014, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2015 and 2014, we did not incur any such distributions to our advisor.
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
As of June 30, 2015 and 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President, Chief Operating Officer and Interim Chief Financial Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2014 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President — Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar 2014 Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2014.
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
For the three and six months ended June 30, 2015 and 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended June 30,				Six Months Ended June 30,
		2015		2014		2015		2014
Officer's Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$—	—	$10,000	1,103	$17,000	1,902	$10,000	1,103
Danny Prosky	President, Chief Operating Officer, Interim Chief Financial Officer and Director	—	—	14,000	1,597	20,000	2,246	14,000	1,597
Mathieu B. Streiff	Executive Vice President, General Counsel	—	—	13,000	1,421	19,000	2,062	13,000	1,421
Shannon K S Johnson	Chief Financial Officer	—	—	3,000	290	1,000	165	3,000	290
Stefan K.L. Oh	Senior Vice President — Acquisitions	—	—	3,000	290	2,000	168	3,000	290
Cora Lo(1)	Secretary	—	—	—	—	1,000	106	—	—
Chris Rooney	Vice President — Asset Management	—	—	2,000	271	1,000	135	2,000	271
		$—	—	$45,000	4,972	$61,000	6,784	$45,000	4,972
___________

(1)	Actual investment aggregating $2,000 for 174 shares for the three and six months ended June 30, 2014 was made on July 18, 2014 pursuant to payroll procedures.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
Fee	2015	2014
Asset and property management fees	$627,000	$131,000
Acquisition fees	119,000	31,000
Acquisition expenses	28,000	—
Operating expenses	5,000	—
Lease commissions	3,000	—
Offering costs	1,000	415,000
	$783,000	$577,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Contingent consideration assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Contingent consideration obligations	$—	$—	$5,280,000	$5,280,000
Total liabilities at fair value	$—	$—	$5,280,000	$5,280,000
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
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2015 and 2014.
Contingent Consideration
Assets
As of June 30, 2015, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB in January 2015, there is a contingent consideration receivable in the amount of either $0 or $1,100,000. We would receive $1,100,000 in the event that within one year of the acquisition date certain criteria are not met, including the seller leasing 4,536 square feet of GLA meeting certain lease terms, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. In addition, in connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $634,000. We would receive payment in the event that a tenant occupying 6,611 square feet of GLA terminates their lease early, prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. We do not believe as of June 30, 2015 that we will receive such amounts and therefore we have not recorded any contingent consideration receivables. When recorded by us, contingent consideration assets will be included in other assets, net in our accompanying condensed consolidated balance sheets.
Obligations
As of June 30, 2015 and December 31, 2014, we have accrued $5,280,000 and $1,393,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers' leasing unoccupied space, as discussed below.
Of the amount accrued as of June 30, 2015, $4,085,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $795,000 relates to our acquisition of Acworth Medical Complex in July 2014 and $400,000 relates to

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

another property acquisition. Of the amount accrued as of December 31, 2014, $795,000 relates to our acquisition of Acworth Medical Complex and $598,000 relates to another property acquisition, whose contingency expired and no payment was required in 2015.
An estimated total amount of $4,085,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or "EBITDAR" as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that we will receive notification from the tenant for a payment three years from the date of acquisition and assumed an applicable rate, as such term is used in the lease agreement, of 7.2%. In addition, we applied a discount rate of 1.32% per annum for the buildings acquired in January 2015 and 1.62% per annum for the buildings acquired in June 2015.
As of June 30, 2015, we have accrued $795,000 related to Acworth Medical Complex, and such consideration will be paid within 18 months of the acquisition date based on the seller's leasing of up to 6,767 square feet of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease 4,891 square feet of the 6,767 unoccupied square feet within the specified time frame.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of June 30, 2015 and December 31, 2014 for the contingent consideration obligations:

		Range of Inputs/Inputs		Fair Value
Acquisition	Unobservable Inputs(4)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
North Carolina ALF Portfolio — North Raleigh and Mooresville(1)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,516,000	N/A	$3,489,000	$—
	Timing of Payment	January 27, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	1.32%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
Acworth Medical Complex(2)	Percentage of Total Unoccupied Square Footage Leased Up	72.3%	72.3%	$795,000	$795,000
	Rental Rate per Square Foot	$16.00	$16.00
	Tenant Improvement Allowance per Square Foot	$30.00	$30.00
DeKalb Professional Center(2)	Percentage of Total Unoccupied Square Footage Leased Up	N/A	100%	$—	$598,000
	Rental Rate per Square Foot	N/A	$15.50
	Tenant Improvement Allowance per Square Foot	N/A	$30.00
King of Prussia PA MOB(3)	Percentage of Total Unoccupied Square Footage Leased Up	100%	N/A	$400,000	$—
	Percentage of Allowance for Tenant Improvements and Leasing Commissions to be Paid	100%	N/A
North Carolina ALF Portfolio — Clemmons and Wake Forest(1)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$1,491,000	N/A	$596,000	$—
	Timing of Payment	June 28, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	1.62%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
___________

(1)
The most significant input to the valuation is the tenant’s annualized EBITDAR, as defined in the lease agreement. An increase (decrease) in the tenant’s annualized EBITDAR, as defined, would increase (decrease) the fair value.

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

(4)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of June 30, 2015 and December 31, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contingent Consideration Assets:
Beginning balance	$—	$—	$—	$—
Additions to contingent consideration assets	—	—	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—	—	—
Ending balance	$—	$—	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$5,264,000	$—	$1,393,000	$—
Additions to contingent consideration obligations	596,000	598,000	4,467,000	598,000
Realized/unrealized (gains) losses recognized in earnings	(580,000)	—	(580,000)	—
Ending balance	$5,280,000	$598,000	$5,280,000	$598,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$18,000	$—	$18,000	$—
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
The fair value of the mortgage loans payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2015 and December 31, 2014, the fair value of the mortgage loans payable was $54,385,000 and $17,058,000, respectively, compared to the carrying value of $54,014,000 and $16,959,000, respectively. We have determined that the mortgage loans payable valuations are classified as Level 2 within the fair value hierarchy.
15. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We intend to elect to treat certain of our consolidated subsidiaries as TRSs pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not incur income taxes for the three and six months ended June 30, 2014. The components of income tax expense (benefit) for the three and six months ended June 30, 2015 were as follows:

Amount
Federal deferred	$(568,000)
State deferred	(79,000)
Valuation allowances	647,000
Total income tax expense (benefit)	$—
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of June 30, 2015, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax expense (benefit) in our condensed consolidated statements of operations. We did not have any deferred tax assets and liabilities as of December 31, 2014. The components of deferred tax assets and liabilities as of June 30, 2015 were as follows:

Amount
Deferred income tax assets:
Net operating loss	$647,000
Valuation allowances	(647,000)
Total deferred income tax assets	$—
16. Business Combinations
2015
For the six months ended June 30, 2015, using net proceeds from our offering and the assumption of mortgage loans payable, we completed 14 property acquisitions comprising 36 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $604,845,000, plus closing costs and acquisition fees of $18,966,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and mortgage loans payable assumed.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Results of operations for the property acquisitions during the six months ended June 30, 2015 are reflected in our accompanying condensed consolidated statements of operations for the period from the date of acquisition of each property through June 30, 2015. We present separately Independence MOB Portfolio and Pennsylvania Senior Housing Portfolio, which are individually significant property acquisitions during the six months ended June 30, 2015, and aggregate the rest of the property acquisitions during the six months ended June 30, 2015. For the period from the acquisition date through June 30, 2015, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
Independence MOB Portfolio	$6,552,000	$904,000
Pennsylvania Senior Housing Portfolio	$—	$(3,000)
Other 2015 Acquisitions	$9,582,000	$1,244,000
The fair value of our 14 property acquisitions at the time of each acquisition is shown below:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$326,134,000
Land	7,367,000	2,994,000	28,509,000
Furniture, fixtures and equipment	—	635,000	1,441,000
In-place leases	7,182,000	8,057,000	29,069,000
Above market leases	1,321,000	—	746,000
Leasehold interest	5,715,000	—	95,000
Total assets acquired	135,312,000	88,656,000	385,994,000
Mortgage loans payable, net	—	(13,254,000)	(24,227,000)
Below market leases	(350,000)	—	(27,000)
Other liabilities	—	—	(4,467,000)	(1)
Total liabilities assumed	(350,000)	(13,254,000)	(28,721,000)
Net assets acquired	$134,962,000	$75,402,000	$357,273,000
___________

(1)
Included in other liabilities is $4,067,000 and $400,000 accrued for as contingent consideration obligations in connection with the purchase of North Carolina ALF Portfolio and King of Prussia PA MOB, respectively. For a further discussion, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration.

Assuming the property acquisitions in 2015 discussed above had occurred on January 1, 2014, for the three and six months ended June 30, 2015 and 2014, unaudited pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$27,009,000	$20,466,000	$55,382,000	$40,880,000
Net income (loss)	$647,000	$(9,774,000)	$4,985,000	$(21,531,000)
Net income (loss) attributable to controlling interest	$647,000	$(9,775,000)	$4,985,000	$(21,531,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$—	$(0.15)	$0.02	$(0.33)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 1, 2014. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2015 and added to the 2014 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2014
For the six months ended June 30, 2014, using net proceeds from our offering, we completed two property acquisitions comprising two buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $5,605,000, plus closing costs and acquisition fees of $226,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Results of operations for the property acquisitions during the six months ended June 30, 2014 are reflected in our accompanying condensed consolidated statements of operations for the period from the date of acquisition of each property through June 30, 2014. For the period from the acquisition date through June 30, 2014, we recognized the following amounts of revenue and net income for the property acquisitions:

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
___________

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
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 11, 2013 (Date of Inception). In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2014 and added to the 2013 pro forma results. The pro forma

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of June 30, 2015, we evaluated our business and made resource allocations based on four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes our real estate notes receivable. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2015 and 2014 was as follows:

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Three Months Ended June 30, 2015
Revenues:
Real estate revenue	$12,095,000	$1,622,000	$1,348,000	$—	$15,065,000
Resident fees and services	—	—	—	2,819,000	2,819,000
Total revenues	12,095,000	1,622,000	1,348,000	2,819,000	17,884,000
Expenses:
Property operating expenses	4,235,000	636,000	91,000	1,701,000	6,663,000
Segment net operating income	$7,860,000	$986,000	$1,257,000	$1,118,000	$11,221,000
Expenses:
General and administrative					$2,401,000
Acquisition related expenses					13,267,000
Depreciation and amortization					8,135,000
Loss from operations					(12,582,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)					(560,000)
Interest income					299,000
Net loss					$(12,843,000)

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Three Months Ended June 30, 2014
Revenues:
Real estate revenue	$24,000	$—	$—	$—	$24,000
Expenses:
Property operating expenses	5,000	—	—	—	5,000
Segment net operating income	$19,000	$—	$—	$—	$19,000
Expenses:
General and administrative					$222,000
Acquisition related expenses					324,000
Depreciation and amortization					13,000
Net loss					$(540,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Six Months Ended June 30, 2015
Revenues:
Real estate revenue	$20,405,000	$4,990,000	$2,433,000	$—	$27,828,000
Resident fees and services	—	—	—	2,819,000	2,819,000
Total revenues	20,405,000	4,990,000	2,433,000	2,819,000	30,647,000
Expenses:
Property operating expenses	7,205,000	1,230,000	167,000	1,701,000	10,303,000
Segment net operating income	$13,200,000	$3,760,000	$2,266,000	$1,118,000	$20,344,000
Expenses:
General and administrative					$5,168,000
Acquisition related expenses					22,675,000
Depreciation and amortization					12,808,000
Loss from operations					(20,307,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)					(957,000)
Interest income					323,000
Net loss					$(20,941,000)

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Six Months Ended June 30, 2014
Revenues:
Real estate revenue	$24,000	$—	$—	$—	$24,000
Expenses:
Property operating expenses	5,000	—	—	—	5,000
Segment net operating income	$19,000	$—	$—	$—	$19,000
Expenses:
General and administrative					$268,000
Acquisition related expenses					324,000
Depreciation and amortization					13,000
Net loss					$(586,000)
Assets by reportable segment as of June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Medical office buildings	$505,170,000	$139,425,000
Senior housing — RIDEA	210,953,000	—
Hospitals	144,539,000	129,075,000
Senior housing	93,789,000	13,580,000
Other	730,821,000	549,604,000
Total assets	$1,685,272,000	$831,684,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits. Cash and cash equivalents are

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2015, we owned properties in two states which accounted for 10.0% or more of our annualized base rent. Properties located in Texas and Pennsylvania accounted for 28.6% and 14.0%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Based on leases in effect as of June 30, 2015, our four reportable business segments, medical office buildings, senior housing — RIDEA, hospitals and senior housing, accounted for 51.1%, 23.3%, 16.6% and 9.0%, respectively, of our annualized base rent. As of June 30, 2015, one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Forest Park Medical Center(2)	$10,844,000	15.0%	Southlake TX Hospital	Hospitals	142,000	12/31/34
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2015. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)
As of June 30, 2015, we had an outstanding receivable of $5,887,000 from Forest Park Medical Center, of which we recognized $4,074,000 in our accompanying condensed consolidated financial statements that we believe to be collectible, and payments due to us from this tenant have increased to a total aggregate outstanding amount of $7,952,000 as of August 13, 2015. As is typical in real estate leases, the tenant's lease allows for us to have the ability to pursue remedies in regards to any outstanding receivables. Due to the tenant's delinquency, we ceased accruing rental income from this tenant starting in May 2015.

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 and $4,000, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2015 and 2014, there were 16,000 and 8,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2015 and 2014, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

20. Subsequent Events
Property Acquisitions
Subsequent to June 30, 2015, we completed two property acquisitions comprising six buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $47,951,000 and we paid $1,079,000 in acquisition fees to our advisor in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our property acquisitions subsequent to June 30, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee(3)
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	07/01/15	$12,272,000	$—	$276,000
Napa Medical Center	Napa, CA	Medical Office	07/02/15	15,700,000	—	353,000
Mountain Crest Senior Housing Portfolio(4)	Mishawaka, IN	Senior Housing — RIDEA	07/14/15	19,979,000	10,318,000	450,000
				$47,951,000	$10,318,000	$1,079,000
___________

(1)	We own 100% of our properties acquired subsequent to June 30, 2015.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price.

(4)	On July 14, 2015, we added one additional building to our existing Mountain Crest Senior Housing Portfolio. The other five buildings were acquired in May and June 2015.
2013 Incentive Plan Grants
On July 1, 2015, we granted 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration of their services previously performed. The restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2015. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2015 and December 31, 2014, together with our results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014.
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
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a "RIDEA" structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a REIT under the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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
On March 12, 2015, we terminated the primary portion of our offering. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of June 30, 2015, a total of $10,869,000 in distributions were reinvested and 1,144,117 shares of our common stock were issued pursuant to the Secondary DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 24, 2015 and expires on February 26, 2016. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective December 8, 2014, NorthStar Asset Management Group Inc., or NSAM, through certain of its subsidiaries, and James F. Flaherty III, one of NSAM's partners, acquired ownership interests in American Healthcare Investors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. We are not affiliated with Griffin Capital, Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor and American Healthcare Investors.
We currently operate through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. As of June 30, 2015, we had completed 25 real estate acquisitions comprising 58 properties, or 60 buildings, and approximately 3,190,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $882,545,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $60,217,000.
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
Acquisitions in 2015
For a discussion of property acquisitions in 2015, see Note 3, Real Estate Investments, Net, and Note 20, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our properties operated utilizing a RIDEA structure, as of June 30, 2015, our properties were 95.5% leased and during the remainder of 2015, 2.3% of the leased GLA is scheduled to expire. Our senior housing — RIDEA properties were 86.8% leased as of June 30, 2015 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2015, our remaining weighted average lease term was 8.3 years, excluding our properties operated utilizing a RIDEA structure.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
We were incorporated on January 11, 2013, but we did not commence material operations until the commencement of our offering on February 26, 2014. We purchased our first property in June 2014. Accordingly, our results of operations for the three and six months ended June 30, 2015 and 2014 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate and real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of June 30, 2015, we operated through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. Prior to May 2015, we operated through three reportable business segments; however, with the addition of our first senior housing — RIDEA portfolio in May 2015, we segregated our operations into four reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
Except where otherwise noted, our results of operations are primarily due to owning 60 buildings as of June 30, 2015, as compared to owning two buildings as of June 30, 2014. As of June 30, 2015 and 2014, we owned the following types of properties:

	June 30,
	2015			2014
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	41	$443,938,000	94.4%	2	$5,605,000	82.6%
Senior housing — RIDEA	10	208,521,000	(1)	—	—	—%
Hospitals	2	139,780,000	100%	—	—	—%
Senior housing	7	90,306,000	100%	—	—	—%
Total/weighted average(2)	60	$882,545,000	95.5%	2	$5,605,000	82.6%
___________

(1)	The leased percentage for these 1,051 resident units was 86.8% as of June 30, 2015.

(2)	Leased percentage excludes properties operated utilizing a RIDEA structure.

Real Estate Revenue
For the three months ended June 30, 2015 and 2014, real estate revenue was $15,065,000 and $24,000, respectively, and primarily comprised base rent of $11,096,000 and $19,000, respectively, expense recoveries of $2,525,000 and $3,000, respectively, and interest income from notes receivable of $868,000 and $0, respectively.
For the six months ended June 30, 2015 and 2014, real estate revenue was $27,828,000 and $24,000, respectively, and primarily comprised base rent of $21,134,000 and $19,000, respectively, expense recoveries of $4,390,000 and $3,000, respectively, and interest income from notes receivable of $1,403,000 and $0, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medical office buildings	$12,095,000	$24,000	$20,405,000	$24,000
Hospitals	1,622,000	—	4,990,000	—
Senior housing	1,348,000	—	2,433,000	—
Total	$15,065,000	$24,000	$27,828,000	$24,000
Resident Fees and Services
For the three and six months ended June 30, 2015, resident fees and services were $2,819,000 and related to revenue earned from our operations of senior housing facilities operated utilizing a RIDEA structure. We did not own or operate any real estate investments utilizing a RIDEA structure prior to May 2015.
Property Operating Expenses
For the three months ended June 30, 2015 and 2014, property operating expenses were $6,663,000 and $5,000, respectively. For the six months ended June 30, 2015 and 2014, property operating expenses were $10,303,000 and $5,000, respectively. Property operating expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate taxes	$2,234,000	$2,000	$3,660,000	$2,000
Building maintenance	1,453,000	1,000	2,244,000	1,000
Administration	1,041,000	—	1,133,000	—
Utilities	1,019,000	1,000	1,793,000	1,000
Property management fees — third party	237,000	1,000	389,000	1,000
Property management fees — affiliates	175,000	—	311,000	—
RIDEA operating management fees	130,000	—	130,000	—
Insurance	74,000	—	110,000	—
Amortization of leasehold interests	34,000	—	57,000	—
Other	266,000	—	476,000	—
Total	$6,663,000	$5,000	$10,303,000	$5,000
Property operating expenses and property operating expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Medical office buildings	$4,235,000	35.0%	$5,000	20.8%	$7,205,000	35.3%	$5,000	20.8%
Senior housing — RIDEA	1,701,000	60.3%	—	—%	1,701,000	60.3%	—	—%
Hospitals	636,000	39.2%	—	—%	1,230,000	24.6%	—	—%
Senior housing	91,000	6.8%	—	—%	167,000	6.9%	—	—%
Total/weighted average	$6,663,000	37.3%	$5,000	20.8%	$10,303,000	33.6%	$5,000	20.8%

We anticipate that the percentage of property operating expenses to revenue will fluctuate based on the types of property we buy in the future. Multi-tenant medical office buildings typically have a higher percentage of property operating expenses to revenue than hospitals and senior housing facilities. In addition, the percentage of rental expenses as a percentage of revenue in 2015 was higher than in 2014 due to the acquisition of senior housing facilities operated utilizing a RIDEA structure beginning in May 2015.
General and Administrative
For the three months ended June 30, 2015 and 2014, general and administrative was $2,401,000 and $222,000, respectively. For the six months ended June 30, 2015 and 2014, general and administrative was $5,168,000 and $268,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset management fees — affiliates	$1,417,000	$—	$2,374,000	$—
Transfer agent services	421,000	4,000	950,000	4,000
Professional and legal fees	248,000	32,000	605,000	36,000
Share discounts expense	—	89,000	580,000	89,000
Franchise taxes	96,000	3,000	205,000	3,000
Directors’ and officers’ liability insurance	73,000	42,000	126,000	57,000
Board of directors fees	69,000	31,000	129,000	41,000
Restricted stock compensation	36,000	18,000	50,000	33,000
Bank charges	17,000	2,000	17,000	2,000
Bad debt expense	—	—	42,000	—
Other	24,000	1,000	90,000	3,000
Total	$2,401,000	$222,000	$5,168,000	$268,000
The increase in general and administrative for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily due to the purchase of additional properties in 2015 and thus incurring asset management fees to our advisor or its affiliates and higher professional and legal fees. We did not incur any asset management fees to our advisor or its affiliates for the three and six months ended June 30, 2014 as a result of our advisor waiving $2,000 in asset management fees for June 2014. See Note 13, Related Party Transactions — Operational Stage — Asset Management Fee, for a further discussion of the waiver. In addition, we incurred higher transfer agent service fees and share discounts expense for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2014 and 2015. We expect general and administrative to continue to increase in 2015 as we purchase additional properties in 2015.
Acquisition Related Expenses
For the three months ended June 30, 2015 and 2014, acquisition related expenses were $13,267,000 and $324,000, respectively, and were related primarily to expenses associated with our seven and two property acquisitions, respectively, including acquisition fees of $7,006,000 and $126,000, respectively, incurred to our advisor and its affiliates.
For the six months ended June 30, 2015 and 2014, acquisition related expenses were $22,675,000 and $324,000, respectively, and were related primarily to expenses associated with our 14 and two property acquisitions, respectively, including acquisition fees of $13,696,000 and $126,000, respectively, incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended June 30, 2015 and 2014, depreciation and amortization was $8,135,000 and $13,000, respectively, and consisted primarily of depreciation on our operating properties of $4,934,000 and $11,000, respectively, and amortization on our identified intangible assets of $3,200,000 and $2,000, respectively.
For the six months ended June 30, 2015 and 2014, depreciation and amortization was $12,808,000 and $13,000, respectively, and consisted primarily of depreciation on our operating properties of $8,321,000 and $11,000, respectively, and amortization on our identified intangible assets of $4,486,000 and $2,000, respectively.

Interest Expense
For the three months ended June 30, 2015, interest expense was $560,000, which was related to interest expense on our mortgage loans payable of $480,000, $94,000 in amortization of deferred financing costs on our mortgage loans payable and revolving line of credit with Bank of America, N.A., or Bank of America, or our line of credit, and $47,000 in unused fees on our line of credit, partially offset by amortization of debt premium on mortgage loans payable of $61,000.
For the six months ended June 30, 2015, interest expense was $957,000, which was related to interest expense on our mortgage loans payable of $796,000, $179,000 in amortization of deferred financing costs on our mortgage loans payable and our line of credit with Bank of America and $95,000 in unused fees on our line of credit, partially offset by amortization of debt premium on mortgage loans payable of $113,000. See Note 7, Mortgage Loans Payable, Net, and Note 8, Line of Credit, to our accompanying condensed consolidated financial statements for a further discussion.
Interest Income
For the three and six months ended June 30, 2015, we had interest income of $299,000 and $323,000, respectively, related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
As of June 30, 2015, our cash on hand was $728,026,000. Our sources of funds will primarily be the cash on hand from the net proceeds of our offering, which we deregistered on April 22, 2015, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds are for the acquisition of real estate and real estate-related investments, payment of operating expenses, payment of distributions to our stockholders and interest on our current and future indebtedness. We estimate that we will require approximately $1,297,000 to pay interest on our outstanding indebtedness in the remainder of 2015, based on interest rates in effect as of June 30, 2015, and $525,000 to pay principal on our outstanding indebtedness in the remainder of 2015.
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
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
Based on the properties we owned as of June 30, 2015, we estimate that our expenditures for capital improvements and tenant improvements will require up to $1,463,000 for the remaining six months of 2015. As of June 30, 2015, we had

$951,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewed leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity, tenant delinquencies and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2015 and 2014 were $5,797,000 and $464,000, respectively. For the six months ended June 30, 2015, cash flows used in operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. For the six months ended June 30, 2014, cash flows used in operating activities related to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were $630,095,000 and $5,702,000, respectively. For the six months ended June 30, 2015, cash flows used in investing activities related to our 14 property acquisitions in the amount of $565,472,000, our acquisition of real estate notes receivables of $60,217,000, an increase in restricted cash in the amount of $1,510,000, the payment of loan costs related to our acquisition of real estate notes receivable in the amount of $1,273,000, the payment of $1,079,000 in real estate and escrow deposits and capital expenditures of $544,000. For the six months ended June 30, 2014, cash flows used in investing activities related primarily to the acquisition of our two property acquisitions in the amount of $5,502,000 and the payment of $200,000 in real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate-related assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2015 and 2014 were $859,024,000 and $38,325,000, respectively. For the six months ended June 30, 2015, such cash flows primarily related to funds raised from investors in our offering in the amount of $975,121,000, partially offset by the payment of offering costs of $95,404,000 in connection with our offering, distributions to our common stockholders of $19,590,000, share repurchases of $803,000 and principal payments on our mortgage loans payable in the amount of $313,000. For the six months ended June 30, 2014, such cash flows related to funds raised from investors in our offering in the amount of $43,194,000, partially offset by the payment of offering costs of $4,856,000 in connection with our offering and distributions to our common stockholders of $13,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we deregistered our offering on April 22, 2015. However, we anticipate our indebtedness to increase as we acquire additional properties and real estate-related investments.
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
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on September 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.
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
The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2015		2014
Distributions paid in cash	$19,590,000		$13,000
Distributions reinvested	26,646,000		11,000
	$46,236,000		$24,000
Sources of distributions:
Cash flows from operations	$—	—%	$—	—%
Offering proceeds	46,236,000	100	24,000	100
	$46,236,000	100%	$24,000	100%
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
As of June 30, 2015, we had an amount payable of $782,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees and expenses, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Six Months Ended June 30,
	2015		2014
Distributions paid in cash	$19,590,000		$13,000
Distributions reinvested	26,646,000		11,000
	$46,236,000		$24,000
Sources of distributions:
FFO	$—	—%	$—	—%
Offering proceeds	46,236,000	100	24,000	100
	$46,236,000	100%	$24,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2015, our aggregate borrowings were 5.5% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of August 13, 2015 and June 30, 2015, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2015, we had $52,098,000 ($54,014,000, including premium) of fixed-rate debt outstanding secured by our properties. As of June 30, 2015, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of June 30, 2015, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2015, the weighted average effective interest rate on our outstanding debt was 5.16% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable; (ii) interest payments on our mortgage loans payable; and (iii) obligations under our ground and other leases as of June 30, 2015:

	Payments Due by Period
	Less than 1 Year (2015)	1-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 Years (after 2019)	Total
Principal payments — fixed-rate debt	$525,000	$9,768,000	$2,189,000	$39,616,000	$52,098,000
Interest payments — fixed-rate debt	1,297,000	4,842,000	4,095,000	3,928,000	14,162,000
Ground and other lease obligations	105,000	418,000	418,000	12,487,000	13,428,000
Total	$1,927,000	$15,028,000	$6,702,000	$56,031,000	$79,688,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,280,000, of which we expect to pay $1,195,000 in the next twelve months and $4,085,000 in 2018. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of loan costs, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2015 and 2014. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence, that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(12,843,000)	$(540,000)	$(20,941,000)	$(586,000)
Add:
Depreciation and amortization — consolidated properties	8,135,000	13,000	12,808,000	13,000
Less:
Net income attributable to redeemable noncontrolling interest	—	(1,000)	—	—
Depreciation and amortization related to redeemable noncontrolling interest	—	—	—	—
FFO	$(4,708,000)	$(528,000)	$(8,133,000)	$(573,000)

Acquisition related expenses(1)	$13,267,000	$324,000	$22,675,000	$324,000
Amortization of above and below market leases(2)	189,000	(1,000)	370,000	(1,000)
Amortization of loan costs(3)	113,000	—	183,000	—
Change in deferred rent receivables(4)	(611,000)	(1,000)	(999,000)	(1,000)
Adjustments for redeemable noncontrolling interest(5)	—	—	—	—
MFFO	$8,250,000	$(206,000)	$14,096,000	$(251,000)
Weighted average common shares outstanding — basic and diluted	187,460,097	1,152,933	176,494,837	590,701
Net loss per common share — basic and diluted	$(0.07)	$(0.47)	$(0.12)	$(0.99)
FFO per common share — basic and diluted	$(0.03)	$(0.46)	$(0.05)	$(0.97)
MFFO per common share — basic and diluted	$0.04	$(0.18)	$0.08	$(0.42)
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

(2)
Under GAAP, above and below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above and below market leases, MFFO may provide useful supplemental information on the performance of the real estate.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(12,843,000)	$(540,000)	$(20,941,000)	$(586,000)
General and administrative	2,401,000	222,000	5,168,000	268,000
Acquisition related expenses	13,267,000	324,000	22,675,000	324,000
Depreciation and amortization	8,135,000	13,000	12,808,000	13,000
Interest expense	560,000	—	957,000	—
Interest income	(299,000)	—	(323,000)	—
Net operating income	$11,221,000	$19,000	$20,344,000	$19,000
Subsequent Events
For a discussion of subsequent events, see Note 20, Subsequent Events, to our accompanying condensed consolidated financial statements.
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
The table below presents, as of June 30, 2015, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$—	$—	$—	$28,650,000	$—	$28,650,000	$29,212,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	—%	—%	—%	6.75%	—%	6.75%	—
Variable rate notes receivable — principal payments	$—	$31,567,000	$—	$—	$—	$—	$31,567,000	$32,095,000
Weighted average interest rate on maturing variable rate notes receivable (based on rates in effect as of June 30, 2015)	—%	6.19%	—%	—%	—%	—%	6.19%	—
Liabilities
Fixed-rate debt — principal payments	$525,000	$1,128,000	$8,640,000	$1,067,000	$1,122,000	$39,616,000	$52,098,000	$54,385,000
Weighted average interest rate on maturing debt	5.11%	5.15%	6.13%	4.96%	4.96%	4.96%	5.16%	—

Real Estate Notes Receivable, Net
As of June 30, 2015, the carrying value of our real estate notes receivable was $61,307,000, which approximates the fair value. As we expect to hold our fixed-rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. The weighted average effective interest rate on our outstanding real estate notes receivable was 6.45% per annum based on rates in effect as of June 30, 2015. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of June 30, 2015, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable rate real estate notes receivable.
Mortgage Loans Payable, Net and Line of Credit
Mortgage loans payable were $52,098,000 ($54,014,000, including premium) as of June 30, 2015. As of June 30, 2015, we had five fixed-rate mortgage loans with effective interest rates ranging from 4.31% to 6.29% per annum and a weighted average effective interest rate of 5.16%. As of June 30, 2015, we did not have any amounts outstanding under our line of credit.
An increase in the variable interest rate on our line of credit constitutes a market risk. However, as of June 30, 2015, there were no borrowings outstanding on our line of credit.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have used, and in the future may use, the net proceeds from our offering, borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use offering proceeds to fund a majority of our initial distributions. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board of directors in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the Commencement Date through June 30, 2014. This was the result of our advisor advising us that it intended to waive the Advisory Fees that may otherwise be due to our advisor pursuant to the Advisory Agreement in order to provide us with additional funds to pay distributions to our stockholders. Our advisor agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014, and the distributions declared for each record date in the May 2014 and June 2014 periods were paid in June 2014 and July 2014, respectively, from legally available funds. We acquired our first property on June 6, 2014, and, as such, our advisor waived Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on September 30, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.

The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2015		2014
Distributions paid in cash	$19,590,000		$13,000
Distributions reinvested	26,646,000		11,000
	$46,236,000		$24,000
Sources of distributions:
Cash flows from operations	$—	—%	$—	—%
Offering proceeds	46,236,000	100	24,000	100
	$46,236,000	100%	$24,000	100%
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
As of June 30, 2015, we had an amount payable of $782,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees and expenses, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to FFO, were as follows:

	Six Months Ended June 30,
	2015		2014
Distributions paid in cash	$19,590,000		$13,000
Distributions reinvested	26,646,000		11,000
	$46,236,000		$24,000
Sources of distributions:
FFO	$—	—%	$—	—%
Offering proceeds	46,236,000	100	24,000	100
	$46,236,000	100%	$24,000	100%
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

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of June 30, 2015, we had an outstanding receivable from one of our tenants, Forest Park Medical Center, of $5,887,000, of which we recognized $4,074,000 in our accompanying condensed consolidated financial statements, and payments due to us from this tenant have increased to a total aggregate outstanding amount of $7,952,000 as of August 13, 2015. As of August 13, 2015, rental payments by Forest Park Medical Center accounted for approximately 14.1% of our tenants' aggregate annual base rent based on Forest Park Medical Center's annualized base rent of $10,844,000 as of June 30, 2015. Due to the tenant's delinquency, we ceased accruing rental income from this tenant starting in May 2015. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Forest Park Medical Center, would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of August 13, 2015, properties located in Texas and Pennsylvania accounted for approximately 26.8% and 13.2%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 17, 2015, we issued 7,500 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
On March 12, 2015, we terminated the primary portion of our offering. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP.
As of June 30, 2015, we had incurred other offering expenses of $3,493,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of June 30, 2015, we had incurred selling commissions of $123,146,000 and dealer manager fees of $55,097,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 9.9% as of June 30, 2015. As of June 30, 2015, net offering proceeds in our offering were $1,679,393,000, including proceeds from the DRIP and after deducting offering expenses.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of June 30, 2015, a total of $10,869,000 in distributions were reinvested and 1,144,117 shares of our common stock were issued pursuant to the Secondary DRIP.
As of June 30, 2015, $1,000 remained payable to our advisor or its affiliates for costs related to our offering.
As of June 30, 2015, we had used $824,668,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $60,217,000 for real estate-related investments, $21,066,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $7,329,000 to pay real estate deposits for proposed future acquisitions, $7,667,000 to pay acquisition related expenses to unaffiliated parties, $1,755,000 to pay for lender required restricted cash accounts to unaffiliated parties, $1,496,000 to pay for deferred financing costs to unaffiliated parties in connection with our line of credit and mortgage loans payable and $373,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions.
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
During the three months ended June 30, 2015, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	—	$—	—	(1)
May 1, 2015 to May 31, 2015	—	$—	—	(1)
June 1, 2015 to June 30, 2015	65,459	$9.94	65,459	(1)
Total	65,459	$9.94	65,459
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective on August 11, 2015, our Board of Directors appointed Danny Prosky, our President, Chief Operating Officer and director, to also serve as our Interim Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer during the maternity leave of absence of Shannon K S Johnson, our Chief Financial Officer. Mr. Prosky shall serve as Interim Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer until Ms. Johnson’s return from maternity leave or until his removal from office.

Mr. Prosky, age 50, has served as our President and Chief Operating Officer since January 2013 and as one of our directors since December 2014. He is also one of the founders and owners of AHI Group Holdings, LLC, which owns 47.1% of American Healthcare Investors, LLC, one of our our co-sponsors. Since December 2014, Mr. Prosky has also served as a Managing Director of American Healthcare Investors. Mr. Prosky previously served as President, Chief Operating Officer and a director of Griffin-American Healthcare REIT II, Inc. from January 2009 to December 2014 and has also served as Executive Vice President of Griffin-American Healthcare REIT Advisor, LLC since January 2012. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT Advisor, LLC from January 2009 to November 2011 and as Executive Vice President and Secretary of Grubb & Ellis Equity Advisors Property Management, Inc. from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors, LLC from September 2009 to November 2011, having served as Executive Vice President, Healthcare Real Estate and Managing Director, Healthcare Properties of several investment management subsidiaries within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
There are no arrangements or understandings between Mr. Prosky and any other person pursuant to which he was appointed to serve as our Interim Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer, nor are there any family relationships between Mr. Prosky and any of our other directors or executive officers. A description of the material transactions between us and entities that may be considered to be affiliated with Mr. Prosky is provided in Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Griffin-American Healthcare REIT III, Inc. (Registrant)

August 13, 2015	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 13, 2015	By:	/s/ DANNY PROSKY
Date		Danny Prosky
President, Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to Supplement No. 4 to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on August 28, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3) (File No. 333-202975) filed on March 25, 2015 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Second Amendment to Asset Purchase Agreement by and between GAHC3 Nebraska Senior Housing Portfolio, LLC, and Dial - Ridgewood Senior Living, L.L.C. and Silvercrest Fountain View Independent Living L.P., dated April 30, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2015 and incorporated herein by reference)

10.2
Asset Purchase Agreement by and between GAHC3 Chorus Senior Housing Portfolio, LLC, CABA SH Investors, LLC and CABA Operations, LLC, dated May 6, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.3
Amendment to Purchase and Sale Agreement by and between GAHC3 Mountain Crest Senior Housing Portfolio, LLC, LaPorte Retirement L.L.C., Hobart Retirement L.L.C., Niles Retirement L.L.C., Elkhart Retirement L.L.C., CW LLC and Eastlake L.L.C., dated June 10, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference)

10.4
Reinstatement of and First Amendment to Asset Purchase Agreement by and between GAHC3 Chorus Senior Housing Portfolio, LLC, CABA SH Investors, LLC and CABA Operations, LLC, dated June 24, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2015 and incorporated herein by reference)

10.5
Third Amendment to Asset Purchase Agreement by and between GAHC3 Pennsylvania Senior Housing Portfolio, LLC, Abeking Associates, L.P., Westrum Hanover LP, One Boyertown Properties LP, and Two Boyertown Properties LP, dated June 30, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference)

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