Form 10-Q
period 2015-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2015-11-13
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 6, 2015, there were 190,664,687 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Real estate investments, net	$938,136,000	$249,029,000
Real estate notes receivable, net	82,835,000	—
Cash and cash equivalents	587,294,000	504,894,000
Accounts and other receivables, net	7,662,000	40,314,000
Restricted cash	2,038,000	245,000
Real estate and escrow deposits	2,700,000	6,250,000
Identified intangible assets, net	80,887,000	29,636,000
Other assets, net	7,072,000	1,316,000
Total assets	$1,708,624,000	$831,684,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Mortgage loans payable, net	$101,335,000	$16,959,000
Accounts payable and accrued liabilities	27,061,000	5,924,000
Accounts payable due to affiliates	880,000	577,000
Identified intangible liabilities, net	946,000	841,000
Security deposits, prepaid rent and other liabilities	10,009,000	1,847,000
Total liabilities	140,231,000	26,148,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 11)	2,000	2,000

Equity:
Stockholders' equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 189,519,428 and 91,623,241 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,895,000	916,000
Additional paid-in capital	1,703,080,000	821,043,000
Accumulated deficit	(133,920,000)	(16,425,000)
Accumulated other comprehensive loss	(160,000)	—
Total stockholders' equity	1,570,895,000	805,534,000
Noncontrolling interest (Note 12)	(2,504,000)	—
Total equity	1,568,391,000	805,534,000
Total liabilities, redeemable noncontrolling interest and equity	$1,708,624,000	$831,684,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Real estate revenue	$16,586,000	$496,000	$44,414,000	$520,000
Resident fees and services	12,694,000	—	15,513,000	—
Total revenues	29,280,000	496,000	59,927,000	520,000
Expenses:
Property operating expenses	14,335,000	128,000	24,638,000	133,000
General and administrative	3,184,000	281,000	8,352,000	549,000
Acquisition related expenses	11,953,000	1,400,000	34,628,000	1,724,000
Depreciation and amortization	14,986,000	255,000	27,794,000	268,000
Total expenses	44,458,000	2,064,000	95,412,000	2,674,000
Loss from operations	(15,178,000)	(1,568,000)	(35,485,000)	(2,154,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(898,000)	(44,000)	(1,855,000)	(44,000)
Foreign currency loss	(1,887,000)	—	(1,887,000)	—
Interest income	352,000	19,000	675,000	19,000
Loss before income taxes	(17,611,000)	(1,593,000)	(38,552,000)	(2,179,000)
Income tax expense	(330,000)	—	(330,000)	—
Net loss	(17,941,000)	(1,593,000)	(38,882,000)	(2,179,000)
Less: net loss attributable to noncontrolling interests	2,504,000	—	2,504,000	—
Net loss attributable to controlling interest	$(15,437,000)	$(1,593,000)	$(36,378,000)	$(2,179,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.08)	$(0.13)	$(0.20)	$(0.49)
Weighted average number of common shares outstanding — basic and diluted	189,099,028	11,935,505	180,742,403	4,413,858
Distributions declared per common share	$0.15	$0.15	$0.45	$0.23

Net loss	$(17,941,000)	$(1,593,000)	$(38,882,000)	$(2,179,000)
Other comprehensive loss:
Foreign currency translation adjustments	(160,000)	—	(160,000)	—
Total other comprehensive loss	(160,000)	—	(160,000)	—
Comprehensive loss	(18,101,000)	(1,593,000)	(39,042,000)	(2,179,000)
Less: comprehensive loss attributable to noncontrolling interests	2,504,000	—	2,504,000	—
Comprehensive loss attributable to controlling interest	$(15,597,000)	$(1,593,000)	$(36,538,000)	$(2,179,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$—	$805,534,000	$—	$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	—	933,840,000	—	933,840,000
Offering costs — common stock	—	—	(91,148,000)	—	—	(91,148,000)	—	(91,148,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—	30,000
Issuance of common stock under the DRIP	4,535,536	46,000	43,041,000	—	—	43,087,000	—	43,087,000
Repurchase of common stock	(286,720)	(3,000)	(2,843,000)	—	—	(2,846,000)	—	(2,846,000)
Amortization of nonvested common stock compensation	—	—	53,000	—	—	53,000	—	53,000
Distributions declared	—	—	—	(81,117,000)	—	(81,117,000)	—	(81,117,000)
Net loss	—	—	—	(36,378,000)	—	(36,378,000)	(2,504,000)	(38,882,000)
Other comprehensive loss	—	—	—	—	(160,000)	(160,000)	—	(160,000)
BALANCE — September 30, 2015	189,519,428	$1,895,000	$1,703,080,000	$(133,920,000)	$(160,000)	$1,570,895,000	$(2,504,000)	$1,568,391,000

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	20,952,360	210,000	208,884,000	—	209,094,000	—	209,094,000
Offering costs — common stock	—	—	(22,567,000)	—	(22,567,000)	—	(22,567,000)
Issuance of vested and nonvested restricted common stock	10,000	—	20,000	—	20,000	—	20,000
Issuance of common stock under the DRIP	63,641	—	604,000	—	604,000	—	604,000
Amortization of nonvested common stock compensation	—	—	22,000	—	22,000	—	22,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(1,979,000)	(1,979,000)	—	(1,979,000)
Net loss	—	—	—	(2,179,000)	(2,179,000)	—	(2,179,000)
BALANCE — September 30, 2014	21,048,223	$210,000	$187,163,000	$(4,158,000)	$183,215,000	$—	$183,215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,882,000)	$(2,179,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,794,000	268,000
Other amortization (including deferred financing costs, above/below market leases, leasehold interests, debt discount/premium and real estate notes receivable loan costs)	1,098,000	36,000
Deferred rent	(2,134,000)	(72,000)
Stock based compensation	83,000	42,000
Acquisition fees paid in stock	501,000	103,000
Share discounts	636,000	115,000
Bad debt expense	76,000	—
Unrealized foreign currency loss	1,631,000	—
Change in fair value of contingent consideration	(551,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(5,958,000)	(137,000)
Other assets	(1,350,000)	(125,000)
Accounts payable and accrued liabilities	13,884,000	760,000
Accounts payable due to affiliates	717,000	4,000
Security deposits, prepaid rent and other liabilities	208,000	(166,000)
Net cash used in operating activities	(2,247,000)	(1,351,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(675,794,000)	(40,431,000)
Acquisition of real estate notes receivable	(81,805,000)	—
Loan costs on real estate notes receivable	(1,705,000)	—
Capital expenditures	(944,000)	—
Restricted cash	(1,793,000)	—
Real estate and escrow deposits	3,550,000	(300,000)
Net cash used in investing activities	(758,491,000)	(40,731,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(577,000)	—
Proceeds from issuance of common stock	975,121,000	206,339,000
Deferred financing costs	(1,156,000)	(703,000)
Repurchase of common stock	(2,846,000)	—
Security deposits	948,000	—
Payment of offering costs	(95,420,000)	(22,108,000)
Distributions paid	(31,666,000)	(489,000)
Net cash provided by financing activities	844,404,000	183,039,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	83,666,000	140,957,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(1,266,000)	—
CASH AND CASH EQUIVALENTS — Beginning of period	504,894,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$587,294,000	$141,159,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,471,000	$—
Income taxes	$9,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$691,000	$22,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$41,000	$—
Other assets	$1,429,000	$14,000
Mortgage loans payable, net	$85,194,000	$—
Accounts payable and accrued liabilities	$1,308,000	$148,000
Security deposits, prepaid rent and other liabilities	$7,557,000	$1,690,000
Financing Activities:
Issuance of common stock under the DRIP	$43,087,000	$604,000
Distributions declared but not paid	$9,356,000	$886,000
Accrued offering costs due to affiliates	$—	$205,000
Reclassification of noncontrolling interest	$—	$2,000
Receivable from transfer agent	$—	$2,283,000
Accrued deferred financing costs	$2,000	$33,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of September 30, 2015, a total of$27,310,000 in distributions were reinvested and 2,874,765 shares of our common stock were issued pursuant to the Secondary DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. As of September 30, 2015, we had completed 30 real estate acquisitions comprising 66 properties, or 69 buildings, and approximately 3,933,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,041,067,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $81,805,000.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any variable interest entities, or VIEs, in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity's economic performance as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2015 and December 31, 2014, we owned greater than a 99.99% general partnership interest therein. As of September 30, 2015 and December 31, 2014, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Tenant receivables are placed on nonaccrual status when management determines that collectability is not reasonably assured, and thus revenue is recognized using the cash basis method. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors.
As of September 30, 2015 and December 31, 2014, we had $76,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of September 30, 2015 and December 31, 2014, we did not have any allowance for uncollectible accounts for deferred rent receivables and for the three and nine months ended September 30, 2015 and 2014, we did not write-off any of our receivables or deferred rent receivables directly to bad debt expense or against the allowance for uncollectible accounts.
Real Estate Notes Receivable, Net
Real estate notes receivable, net consists of mortgage loans collateralized by interests in real property. We record loans at cost. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the interest method and is included in real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan's effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the three and nine months ended September 30, 2015 and 2014, there were no impairment losses recorded.
See Note 4, Real Estate Notes Receivable, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consist primarily of distributions payable of $9,356,000 and $2,992,000, respectively, accrued acquisition expenses of $7,446,000 and $403,000, respectively, and accrued property taxes of $4,967,000 and $1,914,000, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Foreign Currency
We have real estate and real estate-related investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate and real estate-related investments into United States, or U.S., Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders' equity in our accompanying condensed consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rate. We also have an intercompany note and payables denominated in GBP with one of our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany note and payables into USD at the end of each reporting period are reflected in our accompanying condensed consolidated statements of operations and comprehensive loss. When such intercompany note and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying condensed consolidated balance sheets.
Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains or losses are generally included in our condensed consolidated statements of operations and comprehensive loss.
Income Taxes
We qualified and elected to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate and real estate-related investments in the UK and Isle of Man, which do not accord REIT status to United States REITs under their tax laws. Accordingly, we recognize income tax benefit (expense) for the federal, state and local income taxes incurred by our TRSs and foreign income taxes on our real estate and real estate-related investments in the UK and Isle of Man.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2015 and December 31, 2014, we did not have any tax benefits and liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit (expense) in our accompanying condensed consolidated statements of operations and comprehensive loss when such changes occur. Deferred tax assets, net of valuation allowances are included in other assets, net in our accompanying condensed consolidated balance sheets. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit (expense) in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Deferred tax liabilities are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets.
See Note 15, Income Taxes, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of September 30, 2015, we operated through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. Prior to May 2015, we operated through three reportable segments; however, with the addition of our first senior housing — RIDEA portfolio in May 2015, we segregated our operations into four reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
See Note 17, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. In July 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 on January 1, 2018 will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense, which is consistent with the current presentation in our consolidated financial statements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of ASU 2015-03 on January 1, 2016 will have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. The cumulative effect of a measurement period adjustment as a result of a change in the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, is required to be recorded in the reporting period in which the adjustment amount is determined, rather than retrospectively. Further, ASU 2015-16 requires

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not yet been made available for issuance. We have not determined the impact the adoption of ASU 2015-16 on January 1, 2016 will have on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Building and improvements	$883,398,000	$237,165,000
Land	68,826,000	12,988,000
Furniture, fixtures and equipment	2,340,000	—
	954,564,000	250,153,000
Less: accumulated depreciation	(16,428,000)	(1,124,000)
	$938,136,000	$249,029,000
Depreciation expense for the three months ended September 30, 2015 and 2014 was $7,112,000 and $174,000, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $15,433,000 and $185,000, respectively.
For the three months ended September 30, 2015, we had capital expenditures of $535,000 on our medical office buildings and $69,000 on our senior housing — RIDEA facilities. We did not have any capital expenditures on our senior housing facilities and hospitals for the three months ended September 30, 2015.
In addition to the acquisitions discussed below, for the nine months ended September 30, 2015, we had capital expenditures of $1,541,000 on our medical office buildings, $69,000 on our senior housing — RIDEA facilities and $25,000 on our hospitals. We did not have any capital expenditures on our senior housing facilities for the nine months ended September 30, 2015.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisition of the first senior housing facility in Crown Senior Care Portfolio on September 15, 2015. Pursuant to our charter, prior to the acquisition of the Crown Senior Care Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of Crown Senior Care Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Acquisitions in 2015
For the nine months ended September 30, 2015, we completed 19 property acquisitions comprising 45 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $763,367,000 and we incurred $17,176,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the nine months ended September 30, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee
Delta Valley ALF Portfolio(3)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$182,000	(4)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	01/13/15 and 01/26/15	$135,000,000	$—	$3,038,000	(4)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,946,000	416,000	(4)
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	01/28/15 and 06/29/15	68,856,000	—	1,549,000	(5)
Orange Star Medical Portfolio	Durango, CO; and Keller, Wharton and Friendswood, TX	Medical Office and Hospital	02/26/15	57,650,000	—	1,297,000	(6)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	336,000	(6)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	293,000	(6)
Homewood AL MOB	Homewood, AL	Medical Office	03/27/15	7,444,000	—	167,000	(6)
Paoli PA Medical Plaza	Paoli, PA	Medical Office	04/10/15	24,820,000	14,004,000	558,000	(6)
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	05/06/15	18,650,000	—	420,000	(6)
Marietta GA MOB	Marietta, GA	Medical Office	05/07/15	13,050,000	—	294,000	(6)
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	05/14/15 06/11/15 and 07/14/15	75,000,000	10,318,000	1,688,000	(6)
Mount Dora Medical Center	Mount Dora, FL	Medical Office	05/15/15	16,300,000	—	367,000	(6)
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	05/29/15	66,000,000	—	1,485,000	(6)
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	06/30/15	87,500,000	12,098,000	1,969,000	(6)
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	07/01/15	12,272,000	—	276,000	(6)
Napa Medical Center	Napa, CA	Medical Office	07/02/15	15,700,000	—	353,000	(6)
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	08/14/15	36,000,000	—	810,000	(6)
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	09/11/15	64,000,000	37,643,000	1,440,000	(6)
Crown Senior Care Portfolio(7)	Peel, Isle of Man	Senior Housing	09/15/15	10,571,000	—	238,000	(6)
Total				$763,367,000	$84,009,000	$17,176,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(1)	We own 100% of our properties acquired in 2015.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	On January 8, 2015, we added one additional building to our existing Delta Valley ALF Portfolio. The other two buildings were purchased in September 2014.

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

(7)
On September 15, 2015, we purchased our first senior housing facility comprising Crown Senior Care Portfolio for a net contract price of £6,850,000, or approximately $10,571,000, based on the currency exchange rate on the acquisition date. We anticipate acquiring the remaining four senior housing facilities that comprise Crown Senior Care Portfolio by the third quarter of 2016. See Note 4, Real Estate Notes Receivable, Net and Note 20, Subsequent Events, for a further discussion.

4. Real Estate Notes Receivable, Net

Real estate notes receivable, net consisted of the following as of September 30, 2015 and December 31, 2014:

					Outstanding Balance(2)
Notes Receivable Location of Related Property or Collateral	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	September 30, 2015	December 31, 2014	Acquisition Fee(3)
Mezzanine Floating Rate Notes(4)
United States	02/04/15	12/09/16	6.21%	$31,567,000	$31,567,000	$—	$631,000
Mezzanine Fixed Rate Notes(4)
United States	02/04/15	12/09/19	6.75%	28,650,000	28,650,000	—	573,000
Crown Senior Care Facility(5)
United Kingdom	09/16/15	various	6.50%	24,262,000	21,253,000	—	432,000
					81,470,000	—	$1,636,000
Unamortized loan costs, net					1,365,000	—
Real estate notes receivable, net					$82,835,000	$—
___________

(1)	Represents the per annum interest rate in effect as of September 30, 2015.

(2)
Outstanding balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns, and only requires monthly interest payments. The Mezzanine Fixed Rate Notes, Mezzanine Floating Rate Notes and Crown Senior Care Facility are subject to certain prepayment restrictions if repaid on or before the maturity date. Based on the currency exchange rate as of September 30, 2015, approximately $3,009,000 remained available for future funding under our real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(3)	Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced through September 30, 2015.

(4)
On February 4, 2015, we acquired eight promissory notes at par in the aggregate outstanding principal amount of $60,217,000, or the Mezzanine Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Mezzanine Floating Rate Notes. The Mezzanine Notes evidence interests in a portion of a mezzanine loan that consisted in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The mezzanine loan is secured by pledges of equity interests in the owners of a portfolio of U.S. domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp. The maturity date of the Mezzanine Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions.

(5)
We entered into a facility agreement with Caring Homes (TFP) Group Limited, or the Borrower, an unaffiliated third party, on September 16, 2015. There are various maturity dates depending on the timing of advances; however, the maturity date will be no later than March 17, 2016, which may be extended for one six-month period subject to the satisfaction of certain conditions. The facility agreement is collateralized by two senior housing facilities in the UK and the income from the Borrower's operations. We anticipate acquiring these two senior housing facilities of the remaining four senior housing facilities that will comprise Crown Senior Care Portfolio by the third quarter of 2016. Based on the currency exchange rate as of September 30 2015, the maximum amount of advances available was £16,000,000, or approximately $24,262,000, and the outstanding balance as of September 30, 2015 was £14,015,000, or approximately $21,253,000. As of September 30, 2015, the Borrower has been identified as a VIE. We do not consolidate such VIE because we do not have the ability to control the activities that most significantly impact the VIE’s economic performance. Our exposure to loss as a result of involvement with such VIE is limited to the outstanding balance of Crown Senior Care Facility.

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.
We did not have any real estate notes receivable as of September 30, 2014. The changes in the carrying amount of real estate notes receivable, net consisted of the following for the nine months ended September 30, 2015:

Amount
Real estate notes receivable, net — December 31, 2014	$—
Additions:
Acquisition of real estate notes receivable	81,805,000
Loan costs	1,705,000
Foreign currency translation adjustments	(342,000)
Deductions:
Amortization of loan costs	(333,000)
Real estate notes receivable, net — September 30, 2015	$82,835,000
Amortization expense on loan costs for the three and nine months ended September 30, 2015 was $150,000 and $333,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We did not incur any amortization expense on loan costs for the three and nine months ended September 30, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
In-place leases, net of accumulated amortization of $12,339,000 and $339,000 as of September 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 8.9 years and 15.9 years as of September 30, 2015 and December 31, 2014, respectively)	$68,994,000	$24,987,000
Leasehold interests, net of accumulated amortization of $91,000 and $1,000 as of September 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 56.3 years and 75.0 years as of September 30, 2015 and December 31, 2014, respectively)	7,212,000	1,492,000
Above market leases, net of accumulated amortization of $1,022,000 and $145,000 as of September 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 5.2 years and 7.0 years as of September 30, 2015 and December 31, 2014, respectively)	4,681,000	3,157,000
	$80,887,000	$29,636,000
Amortization expense for the three months ended September 30, 2015 and 2014 was $8,240,000 and $105,000, respectively, which included $339,000 and $24,000, respectively, of amortization recorded against real estate revenue for above market leases and $33,000 and $0, respectively, of amortization recorded to property operating expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
Amortization expense for the nine months ended September 30, 2015 and 2014 was $13,341,000 and $107,000, respectively, which included $897,000 and $24,000, respectively, of amortization recorded against real estate revenue for above market leases and $90,000 and $0, respectively, of amortization recorded to property operating expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 12.9 years and 17.9 years as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$9,039,000
2016	21,028,000
2017	7,019,000
2018	5,675,000
2019	4,737,000
Thereafter	33,389,000
$80,887,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $380,000 and $87,000 as of September 30, 2015 and December 31, 2014, respectively	$1,751,000	$899,000
Prepaid expenses, deposits and other assets	2,772,000	177,000
Deferred rent receivables	2,374,000	240,000
Lease commissions, net of accumulated amortization of $7,000 and $0 as of September 30, 2015 and December 31, 2014, respectively	175,000	—
	$7,072,000	$1,316,000
Amortization expense on lease commissions for the three and nine months ended September 30, 2015 was $6,000 and $7,000, respectively. We did not incur any amortization expense on lease commissions for the three and nine months ended September 30, 2014.
Amortization expense on deferred financing costs for the three and nine months ended September 30, 2015 was $114,000 and $293,000, respectively. Amortization expense on deferred financing costs for the three and nine months ended September 30, 2014 was $21,000. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2015, estimated amortization expense on deferred financing costs and lease commissions for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$132,000
2016	531,000
2017	388,000
2018	216,000
2019	212,000
Thereafter	447,000
$1,926,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $99,795,000 ($101,335,000, including discount/premium) and $16,364,000 ($16,959,000, including premium) as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had seven fixed-rate mortgage loans with effective interest rates ranging from 4.13% to 6.29% per annum and a weighted average effective interest rate of 4.71%. As of December 31, 2014, we had two fixed-rate mortgage loans with effective interest rates ranging from 5.00% to 6.29% per annum and a weighted average effective interest rate of 5.63%.
We are required by the terms of certain loan documents to meet certain reporting requirements. As of September 30, 2015 and December 31, 2014, we were in compliance with all such requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of September 30, 2015 and December 31, 2014:

	Contractual Interest Rate(1)	Maturity Date	September 30, 2015	December 31, 2014
Fixed-Rate Debt:
Carolina Commons SC MOB	5.00%	01/01/23	$8,206,000	$8,426,000
Premier MOB	6.29%	01/05/17	7,833,000	7,938,000
King of Prussia PA MOB	4.50%	12/06/22	9,843,000	—
Paoli PA Medical Plaza	4.31%	03/05/23	13,900,000	—
Pennsylvania Senior Housing Portfolio	6.07%	01/01/20	12,067,000	—
Mountain Crest Senior Housing Portfolio	4.13%	12/01/22	10,303,000	—
Richmond VA ALF	4.25%	08/01/22	37,643,000	—
Total fixed-rate debt			99,795,000	16,364,000
Add: premium			2,050,000	595,000
Less: discount			(510,000)	—
Mortgage loans payable, net			$101,335,000	$16,959,000
___________

(1)	Represents the per annum interest rate in effect as of September 30, 2015.
We did not have any mortgage loans payable as of September 30, 2014. The changes in the carrying amount of mortgage loans payable, net consisted of the following for the nine months ended September 30, 2015:

Amount
Mortgage loans payable, net — December 31, 2014	$16,959,000
Additions:
Assumption of mortgage loans payable, net	85,194,000
Deductions:
Scheduled principal payments on mortgage loans payable	(577,000)
Amortization of discount/premium on mortgage loans payable	(241,000)
Mortgage loans payable, net — September 30, 2015	$101,335,000
As of September 30, 2015, the principal payments due on our mortgage loans payable for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2015	$509,000
2016	2,072,000
2017	9,631,000
2018	2,101,000
2019	2,201,000
Thereafter	83,281,000
$99,795,000
8. Line of Credit
On August 18, 2014, we, through our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swing line lender and issuer of letters of credit; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint bookrunners; and KeyBank, National Association, or KeyBank, as lender and syndication agent, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or our line of credit.

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
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a minimum unencumbered indebtedness yield; (f) a maximum consolidated unencumbered leverage ratio; (g) a minimum consolidated unencumbered interest coverage ratio; (h) limitations on secured recourse indebtedness; and (i) limitations on consolidated unsecured indebtedness. As of September 30, 2015 and December 31, 2014, we were in compliance with all such covenants and requirements.
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
Our aggregate borrowing capacity under our line of credit was $60,000,000 as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
9. Identified Intangible Liabilities, Net
As of September 30, 2015 and December 31, 2014, identified intangible liabilities consisted of below market leases of $946,000 and $841,000, respectively, net of accumulated amortization of $271,000 and $35,000, respectively. Amortization expense on below market leases for the three months ended September 30, 2015 and 2014 was $86,000 and $8,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $274,000 and $9,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The weighted average remaining life of below market leases was 4.1 years and 4.9 years as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, estimated amortization expense on below market leases for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2015	$84,000
2016	326,000
2017	215,000
2018	128,000
2019	67,000
Thereafter	126,000
$946,000
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
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred in connection with our offering (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) were paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our offering. These expenses only became our liability to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. On March 12, 2015, we terminated the primary portion of our offering. As of September 30, 2015 and December 31, 2014, our advisor and its affiliates had not incurred expenses on our behalf in excess of 2.0% of the gross offering proceeds from our offering. When recorded by us, other organizational expenses were expensed as incurred, as applicable, and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 13, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Redeemable Noncontrolling Interest
As of September 30, 2015 and December 31, 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying condensed consolidated balance sheets. See Note 12, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interest — Subordinated Distribution Upon Listing and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Beginning Balance	$2,000	$—
Reclassification from equity	—	2,000
Net loss attributable to redeemable noncontrolling interest	—	—
Ending Balance	$2,000	$2,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.
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
Through September 30, 2015, we granted an aggregate of 30,000 shares of our restricted common stock to our independent directors. Through September 30, 2015, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our offering and 4,823,328 shares of our common stock pursuant to the DRIP and the Secondary DRIP. We also repurchased 286,720 shares of our common stock under our share repurchase plan through September 30, 2015. As of September 30, 2015 and December 31, 2014, we had 189,519,428 and 91,623,241 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager was allowed to re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2015, we incurred $0 and $62,362,000, respectively, in selling commissions to our dealer manager. For the three and nine months ended September 30, 2014, we incurred $11,139,000 and $14,156,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders' equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

months ended September 30, 2015, we incurred $0 and $27,789,000, respectively, in dealer manager fees to our dealer manager. For the three and nine months ended September 30, 2014, we incurred $4,913,000 and $6,252,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interest, by component consisted of the following for the nine months ended September 30, 2015:

	Foreign Currency Translation Adjustments	Total
Balance — December 31, 2014	$—	$—
Net change in current period	(160,000)	(160,000)
Balance — September 30, 2015	$(160,000)	$(160,000)
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

Noncontrolling Interest in Joint Venture
On September 11, 2015, we, through a wholly-owned subsidiary of a joint venture, or the Joint Venture, in which we indirectly hold a 70.0% ownership interest, entered into an equity purchase agreement with Trilogy Investors, LLC, or Trilogy, and the other sellers party thereto, to acquire approximately 96.0% of the outstanding equity interests of Trilogy for a purchase price of $1.125 billion, subject to certain adjustments set forth therein. The Joint Venture is a VIE, which we consolidate as such VIE's primary beneficiary. As of September 30, 2015, we owned a 70.0% interest in the Joint Venture, and NorthStar Healthcare Income, Inc., or NHI, through certain of its subsidiaries owned a 30.0% interest in the Joint Venture. As such, for the three and nine months ended September 30, 2015, 30.0% of the net earnings of the Joint Venture were allocated to noncontrolling interest.
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
For the three and nine months ended September 30, 2015, $16,441,000 and $43,087,000, respectively, in distributions were reinvested that resulted in 1,730,648 and 4,535,536 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP. For the three and nine months ended September 30, 2014, $593,000 and $604,000, respectively, in distributions were reinvested and 62,511 and 63,641 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2015 and December 31, 2014, a total of $45,821,000 and $2,734,000, respectively, in distributions were reinvested that resulted in 4,823,328 and 287,792 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP.

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
For the three and nine months ended September 30, 2015, we received share repurchase requests and repurchased 205,910 and 286,720 shares of our common stock, respectively, for an aggregate of $2,043,000 and $2,846,000, respectively, at an average repurchase price of $9.92 and $9.93 per share, respectively. No share repurchases were requested or made for the three and nine months ended September 30, 2014. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
As of September 30, 2015, we had received share repurchase requests and had repurchased 286,720 shares of our common stock for an aggregate of $2,846,000 at an average price of $9.93 per share using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP. As of December 31, 2014, no share repurchases were requested or made.
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
Through September 30, 2015, we granted an aggregate of 22,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, on July 1, 2015, we granted an aggregate of 7,500 shares of restricted common stock to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
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
For the three months ended September 30, 2015 and 2014, we recognized compensation expense of $33,000 and $9,000, respectively, and for the nine months ended September 30, 2015 and 2014, we recognized stock compensation expense of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$83,000 and $42,000, respectively. ASC Topic 718, Compensation – Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2015 and 2014, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2015 and December 31, 2014, there was $155,000 and $88,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of September 30, 2015, this expense is expected to be recognized over a remaining weighted average period of 1.97 years.
As of September 30, 2015 and December 31, 2014, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $220,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2015 and December 31, 2014 and the changes for the nine months ended September 30, 2015, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2014	12,000	$10.00
Granted	15,000	$10.00
Vested	(5,000)	$10.00
Forfeited	—	$—
Balance — September 30, 2015	22,000	$10.00
Expected to vest — September 30, 2015	22,000	$10.00
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin Securities, NSAM or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2015 and 2014, we incurred $6,145,000 and $2,052,000, respectively, and for the nine months ended September 30, 2015 and 2014, we incurred $24,305,000 and $3,272,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2015 and 2014, we incurred $14,000 and $1,248,000, respectively, and for the nine months ended September 30, 2015 and 2014, we incurred $533,000 and $2,159,000, respectively, in other organizational and offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor from the gross proceeds of our offering.
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
Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three months ended September 30, 2015 and 2014, we incurred $3,998,000 and $797,000, respectively, and for the nine months ended September 30, 2015 and 2014, we incurred $18,898,000 and $923,000, respectively, in acquisition fees to our advisor or its affiliates, which included 0 shares and 9,839 shares of our common stock issued for the three months ended September 30, 2015 and 2014, respectively, and 55,684 shares and 11,396 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively.
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
For the three and nine months ended September 30, 2015 and 2014, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2015 and 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of Crown Senior Care Portfolio. For further discussion, please see Note 3, Real Estate Investments, Net.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
For the three months ended September 30, 2015 and 2014, we did not incur any acquisition expenses to our advisor or its affiliates. For the nine months ended September 30, 2015 and 2014, we incurred $30,000 and $3,000, respectively, in acquisition expenses to our advisor or its affiliates.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2015, we incurred $1,912,000 and $4,286,000 respectively, in asset management fees to our advisor or its affiliates. We did not incur any asset management fees for the three and nine months ended September 30, 2014 as a result of our advisor waiving $29,000 and $31,000, respectively, in asset management fees. Our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise have been due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, the asset management fees of $31,000 that would have been incurred through September 2014 were waived by our advisor and an additional $6,000 in acquisition fees and/or asset management fees were waived in subsequent months. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
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
For the three and nine months ended September 30, 2015, we incurred $198,000 and $509,000, respectively, in property management fees to our advisor or its affiliates. For the three and nine months ended September 30, 2014, we incurred $7,000 in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease. For the three and nine months ended September 30, 2015, we incurred $10,000 and $22,000, respectively, in lease fees to our advisor or its affiliates. For the three and nine months ended September 30, 2014, we did not incur any lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three and nine months ended September 30, 2015, we incurred $2,000 in construction management fees to our advisor or its affiliates. For the three and nine months ended September 30, 2014, we did not incur any construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations and comprehensive loss, as applicable.
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
For the 12 months ended September 30, 2015, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and (62.3)%, respectively, for the 12 months ended September 30, 2015.
For the three months ended September 30, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $11,000 and $0, respectively, and for the nine months ended September 30, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $25,000 and $180,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and nine months ended September 30, 2015 and 2014, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2015 and 2014, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2015 and 2014, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2015 and 2014, we did not incur any such distributions to our advisor.
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
As of September 30, 2015 and 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President, Chief Operating Officer and Interim Chief Financial Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2014 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on March 5, 2014, our Chief Financial Officer, Shannon K S Johnson, our Executive Vice President — Acquisitions, Stefan K.L. Oh, our Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar 2014 Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2014.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2015 and 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended September 30,				Nine Months Ended September 30,
		2015		2014		2015		2014
Officer's Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$—	—	$22,000	2,446	$17,000	1,902	$32,000	3,549
Danny Prosky	President, Chief Operating Officer, Interim Chief Financial Officer and Director	—	—	31,000	3,435	20,000	2,246	45,000	5,032
Mathieu B. Streiff	Executive Vice President, General Counsel	—	—	28,000	3,084	19,000	2,062	41,000	4,505
Shannon K S Johnson	Chief Financial Officer	—	—	5,000	584	1,000	165	8,000	874
Stefan K.L. Oh	Executive Vice President — Acquisitions	—	—	5,000	632	2,000	168	8,000	922
Cora Lo	Secretary	—	—	5,000	533	1,000	106	5,000	533
Chris Rooney	Vice President — Asset Management	—	—	6,000	565	1,000	135	8,000	836
		$—	—	$102,000	11,279	$61,000	6,784	$147,000	16,251
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Fee	2015	2014
Asset and property management fees	$746,000	$131,000
Acquisition fees	119,000	31,000
Lease commissions	10,000	—
Operating expenses	4,000	—
Construction management fees	1,000	—
Offering costs	—	415,000
	$880,000	$577,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Contingent consideration assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Contingent consideration obligations	$—	$—	$5,309,000	$5,309,000
Total liabilities at fair value	$—	$—	$5,309,000	$5,309,000
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
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2015 and 2014.
Contingent Consideration
Assets
As of September 30, 2015, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB in January 2015, there is a contingent consideration receivable in the amount of either $0 or $1,100,000. We would receive $1,100,000 in the event that within one year of the acquisition date certain criteria are not met, including the seller leasing 4,536 square feet of GLA meeting certain lease terms, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. In addition, in connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $634,000. We would receive payment in the event that a tenant occupying 6,611 square feet of GLA terminates their lease early, prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of September 30, 2015, we do not believe that we will receive such amounts and therefore we have not recorded any contingent consideration receivables. When recorded by us, contingent consideration assets will be included in other assets, net in our accompanying condensed consolidated balance sheets.
Obligations
As of September 30, 2015 and December 31, 2014, we have accrued $5,309,000 and $1,393,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers' leasing unoccupied space, as discussed below.
Of the amount accrued as of September 30, 2015, $4,150,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $759,000 relates to our acquisition of Acworth Medical Complex in July 2014 and $400,000 relates

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

to another property acquisition. Of the amount accrued as of December 31, 2014, $795,000 relates to our acquisition of Acworth Medical Complex and $598,000 relates to another property acquisition, which contingency expired without any payment required in 2015.
An estimated total amount of $4,150,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or “EBITDAR” as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that we will receive notification from the tenant for a payment three years from the date of acquisition and assumed an applicable rate, as such term is used in the lease agreement, of 7.2%. In addition, we applied a discount rate of 0.92% per annum for the buildings.
As of September 30, 2015, we have accrued $759,000 related to Acworth Medical Complex, and such consideration will be paid within 18 months of the acquisition date based on the seller's leasing of up to 6,767 square feet of unoccupied space and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. There is no minimum or maximum required payment and we have assumed that the seller will lease 4,891 square feet of the 6,767 unoccupied square feet within the specified time frame.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration assets and obligations subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of September 30, 2015 and December 31, 2014 for the contingent consideration obligations:

		Range of Inputs/Inputs		Fair Value
Acquisition	Unobservable Inputs(4)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
North Carolina ALF Portfolio — North Raleigh and Mooresville(1)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,516,000	N/A	$3,538,000	$—
	Timing of Payment	January 27, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	0.92%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
Acworth Medical Complex(2)	Percentage of Total Unoccupied Square Footage Leased Up	72.3%	72.3%	$759,000	$795,000
	Rental Rate per Square Foot	$16.00	$16.00
	Tenant Improvement Allowance per Square Foot	$30.00	$30.00
DeKalb Professional Center(2)	Percentage of Total Unoccupied Square Footage Leased Up	N/A	100%	$—	$598,000
	Rental Rate per Square Foot	N/A	$15.50
	Tenant Improvement Allowance per Square Foot	N/A	$30.00
King of Prussia PA MOB(3)	Percentage of Total Unoccupied Square Footage Leased Up	100%	N/A	$400,000	$—
	Percentage of Allowance for Tenant Improvements and Leasing Commissions to be Paid	100%	N/A
North Carolina ALF Portfolio — Clemmons and Wake Forest(1)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$1,491,000	N/A	$612,000	$—
	Timing of Payment	June 28, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	0.92%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
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

(4)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of September 30, 2015 and December 31, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contingent Consideration Assets:
Beginning balance	$—	$—	$—	$—
Additions to contingent consideration assets	—	—	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—	—	—
Ending balance	$—	$—	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$5,280,000	$598,000	$1,393,000	$—
Additions to contingent consideration obligations	—	795,000	4,467,000	1,393,000
Realized/unrealized losses (gains) recognized in earnings	29,000	—	(551,000)	—
Ending balance	$5,309,000	$1,393,000	$5,309,000	$1,393,000
Amount of total losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$29,000	$—	$83,000	$—
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
The fair value of the mortgage loans payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2015 and December 31, 2014, the fair value of the mortgage loans payable was $100,428,000 and $17,058,000, respectively, compared to the carrying value of $101,335,000 and $16,959,000, respectively. We have determined that the mortgage loans payable valuations are classified as Level 2 within the fair value hierarchy.
15. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRSs pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not incur income taxes for the three and nine months ended September 30, 2014. Components of loss before taxes for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Domestic	$(15,942,000)	$(36,883,000)
Foreign	(1,669,000)	(1,669,000)
Loss before income taxes	$(17,611,000)	$(38,552,000)
The components of income tax expense for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Federal deferred	$2,547,000	$3,115,000
State deferred	383,000	462,000
Federal current	(326,000)	(326,000)
Foreign current	(4,000)	(4,000)
Valuation allowances	(2,930,000)	(3,577,000)
Total income tax expense	$(330,000)	$(330,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs. Foreign income taxes are generally a function of our income on our real estate and real estate-related investments located in the UK and Isle of Man.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2015, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax expense in our condensed consolidated statements of operations and comprehensive loss. We did not have any deferred tax assets and liabilities as of December 31, 2014. The components of deferred tax assets and liabilities as of September 30, 2015 were as follows:

Amount
Deferred income tax assets:
Net operating loss	$3,577,000
Valuation allowances	(3,577,000)
Total deferred income tax assets	$—
Deferred income tax liabilities:
Foreign – built-in-gains, real estate properties	$—
Other – temporary differences	—
Total deferred income tax liabilities	$—
16. Business Combinations
2015
For the nine months ended September 30, 2015, using net proceeds from our offering and the assumption of mortgage loans payable, we completed 19 property acquisitions comprising 45 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $763,367,000, plus closing costs and acquisition fees of $24,445,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and mortgage loans payable assumed.
Results of operations for the property acquisitions during the nine months ended September 30, 2015 are reflected in our accompanying condensed consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through September 30, 2015. We present separately Independence MOB Portfolio and Pennsylvania Senior Housing Portfolio, which are individually significant property acquisitions during the nine months ended September 30, 2015, and aggregate the rest of the property acquisitions during the nine months ended September 30, 2015. For the period from the acquisition date through September 30, 2015, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
Independence MOB Portfolio	$10,516,000	$2,039,000
Pennsylvania Senior Housing Portfolio	$4,261,000	$(1,454,000)
Other 2015 Acquisitions	$25,874,000	$(401,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our 19 property acquisitions at the time of each acquisition is shown below:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$445,801,000
Land	7,367,000	2,994,000	44,089,000
Furniture, fixtures and equipment	—	635,000	1,654,000
In-place leases	7,182,000	8,057,000	40,418,000
Above market leases	1,321,000	—	1,099,000
Leasehold interest	5,715,000	—	95,000
Total assets acquired	135,312,000	88,656,000	533,156,000
Mortgage loans payable, net	—	(13,254,000)	(71,940,000)
Below market leases	(350,000)	—	(27,000)
Other liabilities	—	—	(4,467,000)	(1)
Total liabilities assumed	(350,000)	(13,254,000)	(76,434,000)
Net assets acquired	$134,962,000	$75,402,000	$456,722,000
___________

(1)
Included in other liabilities is $4,067,000 and $400,000 accrued for as contingent consideration obligations in connection with the purchase of North Carolina ALF Portfolio and King of Prussia PA MOB, respectively. For a further discussion, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration.

Assuming the property acquisitions in 2015 discussed above had occurred on January 1, 2014, for the three and nine months ended September 30, 2015 and 2014, unaudited pro forma revenue, net loss, net (loss) income attributable to controlling interest and net (loss) income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$32,065,000	$27,149,000	$99,096,000	$76,261,000
Net loss	$(5,749,000)	$(4,812,000)	$(997,000)	$(37,867,000)
Net (loss) income attributable to controlling interest	$(3,245,000)	$(4,813,000)	$1,507,000	$(37,867,000)
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.01)	$(0.06)	$0.01	$(0.48)
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
2014
For the nine months ended September 30, 2014, using net proceeds from our offering, we completed six property acquisitions comprising nine buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $41,025,000, plus closing costs and acquisition fees of $1,410,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Results of operations for the property acquisitions during the nine months ended September 30, 2014 are reflected in our accompanying condensed consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through September 30, 2014. For the period from the acquisition date through September 30, 2014, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

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
___________

(1)
Included in other liabilities is $598,000 and $795,000 accrued for as a contingent consideration obligation in connection with the purchase of DeKalb Professional Center and Acworth Medical Complex, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

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
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of September 30, 2015, we evaluated our business and made resource allocations based on four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. The lease structures for our senior housing facilities are similar to our hospital investments. In addition, our senior housing segment includes Crown Senior Care Facility. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency loss, interest income and income tax expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Three Months Ended September 30, 2015
Revenues:
Real estate revenue	$14,579,000	$(10,000)	$2,017,000	$—	$16,586,000
Resident fees and services	—	—	—	12,694,000	12,694,000
Total revenues	14,579,000	(10,000)	2,017,000	12,694,000	29,280,000
Expenses:
Property operating expenses	4,842,000	109,000	100,000	9,284,000	14,335,000
Segment net operating income (loss)	$9,737,000	$(119,000)	$1,917,000	$3,410,000	$14,945,000
Expenses:
General and administrative					$3,184,000
Acquisition related expenses					11,953,000
Depreciation and amortization					14,986,000
Loss from operations					(15,178,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(898,000)
Foreign currency loss					(1,887,000)
Interest income					352,000
Loss before income taxes					(17,611,000)
Income tax expense					(330,000)
Net loss					$(17,941,000)

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Three Months Ended September 30, 2014
Revenues:
Real estate revenue	$423,000	$—	$73,000	$—	$496,000
Expenses:
Property operating expenses	120,000	—	8,000	—	128,000
Segment net operating income	$303,000	$—	$65,000	$—	$368,000
Expenses:
General and administrative					$281,000
Acquisition related expenses					1,400,000
Depreciation and amortization					255,000
Loss from operations					(1,568,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)					(44,000)
Interest Income					19,000
Net loss					$(1,593,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Nine Months Ended September 30, 2015
Revenues:
Real estate revenue	$34,985,000	$4,980,000	$4,449,000	$—	$44,414,000
Resident fees and services	—	—	—	15,513,000	15,513,000
Total revenues	34,985,000	4,980,000	4,449,000	15,513,000	59,927,000
Expenses:
Property operating expenses	12,047,000	1,339,000	267,000	10,985,000	24,638,000
Segment net operating income	$22,938,000	$3,641,000	$4,182,000	$4,528,000	$35,289,000
Expenses:
General and administrative					$8,352,000
Acquisition related expenses					34,628,000
Depreciation and amortization					27,794,000
Loss from operations					(35,485,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(1,855,000)
Foreign currency loss					(1,887,000)
Interest income					675,000
Loss before income taxes					(38,552,000)
Income tax expense					(330,000)
Net loss					$(38,882,000)

	Medical Office Buildings	Hospitals	Senior Housing	Senior Housing — RIDEA	Nine Months Ended September 30, 2014
Revenues:
Real estate revenue	$447,000	$—	$73,000	$—	$520,000
Expenses:
Property operating expenses	125,000	—	8,000	—	133,000
Segment net operating income	$322,000	$—	$65,000	$—	$387,000
Expenses:
General and administrative					$549,000
Acquisition related expenses					1,724,000
Depreciation and amortization					268,000
Loss from operations					(2,154,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)					(44,000)
Interest income					19,000
Net loss					$(2,179,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets by reportable segment as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Medical office buildings	$568,418,000	$139,425,000
Senior housing — RIDEA	294,323,000	—
Hospitals	142,813,000	129,075,000
Senior housing	165,540,000	13,580,000
Other	537,530,000	549,604,000
Total assets	$1,708,624,000	$831,684,000
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
United States	$29,220,000	$496,000	$59,867,000	$520,000
Isle of Man	38,000	—	38,000	—
United Kingdom	22,000	—	22,000	—
Total revenues	$29,280,000	$496,000	$59,927,000	$520,000

	September 30,	December 31,
	2015	2014
Real estate investments, net:
United States	$928,489,000	$249,029,000
Isle of Man	9,647,000	—
Total real estate investments, net	$938,136,000	$249,029,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate notes receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2015, two states in the United States accounted for 10.0% or more of our annualized base rent. Properties located in Texas and Pennsylvania accounted for 24.9% and 12.3%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Based on leases in effect as of September 30, 2015, our four reportable business segments, medical office buildings, senior housing — RIDEA, hospitals, and senior housing, accounted for 54.1%, 22.8%, 14.4%, and 8.7%, respectively, of our annualized base rent. As of September 30, 2015, one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Forest Park Medical Center(2)	$10,844,000	13.1%	Southlake TX Hospital	Hospitals	142,000	12/31/34
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of September 30, 2015. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)
Due to the tenant's delinquency, we ceased accruing rental income from this tenant starting in May 2015 and continuing to the present. As of September 30, 2015, we had $8,984,000 of outstanding payments due under the lease from Forest Park Medical Center, of which we recognized $3,745,000 as real estate revenue in our accompanying condensed consolidated financial statements that we believe to be collectible. As of November 13, 2015, payments due to us from this tenant have increased to a total aggregate outstanding amount of $11,049,000. As is typical in real estate leases, the tenant's lease allows for us to have the ability to pursue remedies in regards to any outstanding payments due under the terms of the lease agreement.

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 and $1,000, respectively for the three months ended September 30, 2015 and 2014, and $6,000 and $1,000, respectively, for the nine months ended September 30, 2015 and 2014. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2015 and 2014, there were 22,000 and 8,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2015 and 2014, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Events
Property Acquisitions
Subsequent to September 30, 2015, we completed the acquisition of two buildings from unaffiliated parties. The aggregate contract purchase price of these acquisitions was $57,309,000 and we paid $1,289,000 in acquisition fees to our advisor in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of these acquisitions. The following is a summary of our acquisitions subsequent to September 30, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Acquisition Fee(2)
Crown Senior Care Portfolio(3)	Hertfordshire, UK	Senior Housing	10/08/15	$17,309,000	$389,000
Washington DC SNF	Washington, D.C.	Skilled Nursing	10/29/15	40,000,000	900,000
				$57,309,000	$1,289,000
___________

(1)	We own 100% of our properties acquired subsequent to September 30, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price.

(3)
On October 8, 2015, we added an additional senior housing facility to our existing Crown Senior Care Portfolio, for a net contract price of £11,300,000, or approximately $17,309,000 based on the currency exchange rate on the acquisition date. We anticipate acquiring the remaining three senior housing facilities that will comprise Crown Senior Care Portfolio by the third quarter of 2016.

Investment in Debt Security
On October 15, 2015, we acquired a commercial mortgage-backed debt security for a purchase price of $60,429,000, or the debt security, from an unaffiliated third party. The debt security was issued by FREMF 2015-KS03 Mortgage Trust, or the Mortgage Trust, and represents a 10.0% beneficial ownership interest in the Mortgage Trust. The Mortgage Trust owns a pool of 59 mortgage loans that are secured by 59 U.S. domestic senior housing facilities. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures in August 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.00% per annum. The debt security is subordinate to all other interests in the Mortgage Trust and is not guaranteed by a government-sponsored entity. Our advisor was paid in cash, as compensation for services rendered in connection with the acquisition of the debt security, an acquisition fee of $1,209,000, or 2.00% of the purchase price of the debt security.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2015. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2015 and December 31, 2014, together with our results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; our ability to acquire properties pursuant to our investment strategies; the availability of capital and debt financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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

On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of September 30, 2015, a total of $27,310,000 in distributions were reinvested and 2,874,765 shares of our common stock were issued pursuant to the Secondary DRIP.
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
We currently operate through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. As of September 30, 2015, we had completed 30 real estate acquisitions comprising 66 properties, or 69 buildings, and approximately 3,933,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,041,067,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $81,805,000.
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
Scheduled Lease Expirations
Excluding our properties operated utilizing a RIDEA structure, as of September 30, 2015, our properties were 95.0% leased and during the remainder of 2015, 1.5% of the leased GLA is scheduled to expire. Our senior housing — RIDEA properties were 88.2% leased as of September 30, 2015 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2015, our remaining weighted average lease term was 8.1 years, excluding our properties operated utilizing a RIDEA structure.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
We were incorporated on January 11, 2013, but we did not commence material operations until the commencement of our offering on February 26, 2014. We purchased our first property in June 2014. Accordingly, our results of operations for the three and nine months ended September 30, 2015 and 2014 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate and real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of September 30, 2015, we operated through four reportable business segments: medical office buildings, hospitals, senior housing and senior housing — RIDEA. Prior to May 2015, we operated through three reportable business segments; however, with the addition of our first senior housing — RIDEA portfolio in May 2015, we segregated our operations into four reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to December 2014, we operated through two reportable business segments; however, with the addition of our first hospital in December 2014, we segregated our operations into three reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Prior to September 2014, we operated through one reportable business segment; however, with the addition of our first senior housing facility in September 2014, we segregated our operations into two reporting segments to assess the performance of our business in the same way that management reviews our performance and makes operating decisions.
Except where otherwise noted, our results of operations are primarily due to owning 69 buildings as of September 30, 2015, as compared to owning nine buildings as of September 30, 2014. As of September 30, 2015 and 2014, we owned the following types of properties:

	September 30,
	2015			2014
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	47	$507,910,000	93.8%	7	$27,680,000	88.7%
Senior housing — RIDEA	12	292,500,000	(1)	—	—	—%
Senior housing	8	100,877,000	100%	2	13,345,000	100%
Hospitals	2	139,780,000	100%	—	—	—%
Total/weighted average(2)	69	$1,041,067,000	95.0%	9	$41,025,000	92.4%
___________

(1)	The leased percentage for these 1,466 resident units was 88.2% as of September 30, 2015.

(2)	Leased percentage excludes properties operated utilizing a RIDEA structure.

Real Estate Revenue
For the three months ended September 30, 2015 and 2014, real estate revenue was $16,586,000 and $496,000, respectively, and primarily comprised base rent of $12,147,000 and $347,000, respectively, expense recoveries of $2,397,000 and $93,000, respectively, and interest income from notes receivable of $899,000 and $0, respectively.
For the nine months ended September 30, 2015 and 2014, real estate revenue was $44,414,000 and $520,000, respectively, and primarily comprised base rent of $33,281,000 and $366,000, respectively, expense recoveries of $6,787,000 and $96,000, respectively, and interest income from notes receivable of $2,302,000 and $0, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medical office buildings	$14,579,000	$423,000	$34,985,000	$447,000
Hospitals	(10,000)	—	4,980,000	—
Senior housing	2,017,000	73,000	4,449,000	73,000
Total	$16,586,000	$496,000	$44,414,000	$520,000
Resident Fees and Services
For the three and nine months ended September 30, 2015, resident fees and services were $12,694,000 and $15,513,000, respectively, related to revenue earned from our operations of senior housing facilities operated utilizing a RIDEA structure. We did not own or operate any real estate investments utilizing a RIDEA structure prior to May 2015.
Property Operating Expenses
For the three months ended September 30, 2015 and 2014, property operating expenses were $14,335,000 and $128,000, respectively. For the nine months ended September 30, 2015 and 2014, property operating expenses were $24,638,000 and $133,000, respectively. Property operating expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate taxes	$2,650,000	$44,000	$6,310,000	$46,000
Administration	5,213,000	2,000	6,346,000	2,000
Building maintenance	3,259,000	30,000	5,503,000	31,000
Utilities	1,787,000	28,000	3,580,000	29,000
RIDEA operating management fees	564,000	—	694,000	—
Property management fees — third party	273,000	10,000	662,000	11,000
Insurance	251,000	2,000	361,000	2,000
Property management fees — affiliates	198,000	6,000	509,000	7,000
Amortization of leasehold interests	33,000	—	90,000	—
Other	107,000	6,000	583,000	5,000
Total	$14,335,000	$128,000	$24,638,000	$133,000
Property operating expenses and property operating expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Medical office buildings	$4,842,000	33.2%	$120,000	28.4%	$12,047,000	34.4%	$125,000	28.0%
Senior housing — RIDEA	9,284,000	73.1%	—	—%	10,985,000	70.8%	—	—%
Hospitals	109,000	(1,090.0)%	—	—%	1,339,000	26.9%	—	—%
Senior housing	100,000	5.0%	8,000	11.0%	267,000	6.0%	8,000	11.0%
Total/weighted average	$14,335,000	49.0%	$128,000	25.8%	$24,638,000	41.1%	$133,000	25.6%

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
General and Administrative
For the three months ended September 30, 2015 and 2014, general and administrative was $3,184,000 and $281,000, respectively. For the nine months ended September 30, 2015 and 2014, general and administrative was $8,352,000 and $549,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset management fees — affiliates	$1,912,000	$—	$4,286,000	$—
Transfer agent services	402,000	36,000	1,352,000	40,000
Professional and legal fees	302,000	108,000	907,000	144,000
Share discounts expense	—	15,000	580,000	104,000
Franchise taxes	159,000	14,000	364,000	18,000
Board of directors fees	88,000	34,000	217,000	75,000
Bank charges	84,000	22,000	101,000	24,000
Directors’ and officers’ liability insurance	72,000	43,000	198,000	100,000
Bad debt expense	34,000	—	76,000	—
Restricted stock compensation	33,000	9,000	83,000	42,000
Other	98,000	—	188,000	2,000
Total	$3,184,000	$281,000	$8,352,000	$549,000
The increase in general and administrative for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was primarily due to the purchase of additional properties in 2015 and thus incurring asset management fees to our advisor or its affiliates and higher professional and legal fees. We did not incur any asset management fees to our advisor or its affiliates for the three and nine months ended September 30, 2014 as a result of our advisor waiving $29,000 and $31,000, respectively, in asset management fees. See Note 13, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements for a further discussion of the waiver. In addition, we incurred higher transfer agent service fees and share discounts expense for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2014 and 2015. We expect general and administrative to continue to increase in 2015 as we purchase additional properties in 2015.
Acquisition Related Expenses
For the three months ended September 30, 2015 and 2014, acquisition related expenses were $11,953,000 and $1,400,000, respectively, and were related primarily to expenses associated with our five and six property acquisitions, respectively, including acquisition fees of $3,566,000 and $797,000, respectively, incurred to our advisor and its affiliates.
For the nine months ended September 30, 2015 and 2014, acquisition related expenses were $34,628,000 and $1,724,000, respectively, and were related primarily to expenses associated with our 19 and six property acquisitions, respectively, including acquisition fees of $17,262,000 and $923,000, respectively, incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended September 30, 2015 and 2014, depreciation and amortization was $14,986,000 and $255,000, respectively, and consisted primarily of depreciation on our operating properties of $7,112,000 and $174,000, respectively, and amortization on our identified intangible assets of $7,868,000 and $81,000, respectively.
For the nine months ended September 30, 2015 and 2014, depreciation and amortization was $27,794,000 and $268,000, respectively, and consisted primarily of depreciation on our operating properties of $15,433,000 and $185,000, respectively, and amortization on our identified intangible assets of $12,354,000 and $83,000, respectively.

Interest Expense
For the three months ended September 30, 2015, interest expense was $898,000, which was related to interest expense on our mortgage loans payable of $864,000, $114,000 in amortization of deferred financing costs on our mortgage loans payable and revolving line of credit with Bank of America, N.A., or Bank of America, or our line of credit, and $48,000 in unused fees on our line of credit, partially offset by amortization of debt discount/premium on mortgage loans payable of $128,000. For the nine months ended September 30, 2015, interest expense was $1,855,000, which was related to interest expense on our mortgage loans payable of $1,660,000, $293,000 in amortization of deferred financing costs on our mortgage loans payable and our line of credit with Bank of America and $143,000 in unused fees on our line of credit, partially offset by amortization of debt discount/premium on mortgage loans payable of $241,000. See Note 7, Mortgage Loans Payable, Net, and Note 8, Line of Credit, to our accompanying condensed consolidated financial statements for a further discussion.
For the three and nine months ended September 30, 2014, interest expense was $44,000 and related primarily to the unused fee and to amortization of deferred financing costs on our line of credit with Bank of America. See Note 8, Line of Credit, for a further discussion.
Foreign Currency Loss
For the three and nine months ended September 30, 2015, we had $1,887,000 in net losses resulting from foreign currency transactions as compared to $0 for the three and nine months ended September 30, 2014. The net losses on foreign currency transactions for the three and nine months ended September 30, 2015 were primarily related to $1,631,000 in re-measurement of our intercompany note and payables denominated in UK Pound Sterling, or GBP.
Significant fluctuations in foreign currency exchange rates between GBP and United States, or U.S., Dollars, or USD, have material effects on our results of operations and financial position.
Interest Income
For the three and nine months ended September 30, 2015, we had interest income of $352,000 and $675,000, respectively, related to interest earned on funds held in cash accounts. For the three and nine months ended September 30, 2014, we had interest income of $19,000 related to interest earned on funds held in cash accounts.
Income Tax Expense
For the three and nine months ended September 30, 2015, we had an income tax expense of $330,000 as compared to $0 for the three and nine months ended September 30, 2014. The income tax expense for the three and nine months ended September 30, 2015 was primarily due to $326,000 associated with the operations of our U.S. domestic taxable REIT subsidiaries. For a further discussion of our income taxes, see Note 15, Income Taxes, to our accompanying condensed consolidated financial statements.
Liquidity and Capital Resources
As of September 30, 2015, our cash on hand was $587,294,000. Our sources of funds will primarily be the cash on hand from the net proceeds of our offering, which we deregistered on April 22, 2015, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds are for the acquisition of real estate and real estate-related investments, payment of operating expenses, payment of distributions to our stockholders and interest on our current and future indebtedness. We estimate that we will require approximately $1,141,000 to pay interest on our outstanding indebtedness in the remainder of 2015, based on interest rates in effect as of September 30, 2015, and $509,000 to pay principal on our outstanding indebtedness in the remainder of 2015.
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
Based on the properties we owned as of September 30, 2015, we estimate that our expenditures for capital improvements and tenant improvements will require up to $1,726,000 for the remaining three months of 2015. As of September 30, 2015, we had $1,346,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2015 and 2014 were $2,247,000 and $1,351,000, respectively. For the nine months ended September 30, 2015 and 2014, cash flows used in operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we acquire additional real estate and real estate-related investments.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were $758,491,000 and $40,731,000, respectively. For the nine months ended September 30, 2015, cash flows used in investing activities primarily related to our 19 property acquisitions in the amount of $675,794,000 and our acquisition of real estate notes receivables of $81,805,000. For the nine months ended September 30, 2014, cash flows used in investing activities related primarily to the acquisition of our six property acquisitions in the amount of $40,431,000 and the payment of $300,000 in real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate-related assets. We anticipate cash flows used in investing activities to increase as we acquire additional real estate and real estate-related investments.
Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014 were $844,404,000 and $183,039,000, respectively. For the nine months ended September 30, 2015, such cash flows primarily related to funds raised from investors in our offering in the amount of $975,121,000, partially offset by the payment of offering costs of $95,420,000 in connection with our offering, distributions to our common stockholders of $31,666,000, share repurchases of $2,846,000 and principal payments on our mortgage loans payable in the amount of $577,000. For the nine months ended September 30, 2014, such cash flows related to funds raised from investors in our offering in the amount of $206,339,000, partially offset by the payment of offering costs of $22,108,000 in connection with our offering, the payment of deferred financing costs of $703,000 and distributions to our common stockholders of $489,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we deregistered our offering on April 22, 2015. However, we anticipate our indebtedness to increase as we acquire additional real estate and real estate-related investments.
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
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on December 31, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.
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
The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$31,666,000		$489,000
Distributions reinvested	43,087,000		604,000
	$74,753,000		$1,093,000
Sources of distributions:
Cash flows from operations	$—	—%	$—	—%
Offering proceeds	74,753,000	100	1,093,000	100
	$74,753,000	100%	$1,093,000	100%
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

As of September 30, 2015, we had an amount payable of $879,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$31,666,000		$489,000
Distributions reinvested	43,087,000		604,000
	$74,753,000		$1,093,000
Sources of distributions:
FFO	$—	—%	$—	—%
Offering proceeds	74,753,000	100	1,093,000	100
	$74,753,000	100%	$1,093,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2015, our aggregate borrowings were 8.9% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 13, 2015 and September 30, 2015, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit
For a discussion of our line of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2015, we had $99,795,000 ($101,335,000, including discount/premium) of fixed-rate debt outstanding secured by our properties. As of September 30, 2015, there were no borrowings outstanding and $60,000,000 remained available under our line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of September 30, 2015, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2015, the weighted average effective interest rate on our outstanding debt was 4.71% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable; (ii) interest payments on our mortgage loans payable; and (iii) obligations under our ground and other leases as of September 30, 2015:

	Payments Due by Period
	Less than 1 Year (2015)	1-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 Years (after 2019)	Total
Principal payments — fixed-rate debt	$509,000	$11,703,000	$4,302,000	$83,281,000	$99,795,000
Interest payments — fixed-rate debt	1,141,000	8,857,000	7,930,000	8,871,000	26,799,000
Ground and other lease obligations	53,000	413,000	410,000	12,313,000	13,189,000
Total	$1,703,000	$20,973,000	$12,642,000	$104,465,000	$139,783,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,309,000, of which we expect to pay $1,159,000 in the next twelve months and $4,150,000 in 2018. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of loan costs, change in deferred rent receivables, gains or losses on foreign currency transactions, and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2015 and 2014. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(17,941,000)	$(1,593,000)	$(38,882,000)	$(2,179,000)
Add:
Depreciation and amortization — consolidated properties	14,986,000	255,000	27,794,000	268,000
Less:
Net loss attributable to noncontrolling interests	2,504,000	—	2,504,000	—
Depreciation and amortization related to noncontrolling interests	—	—	—	—
FFO	$(451,000)	$(1,338,000)	$(8,584,000)	$(1,911,000)

Acquisition related expenses(1)	$11,953,000	$1,400,000	$34,628,000	$1,724,000
Amortization of above and below market leases(2)	253,000	16,000	623,000	15,000
Amortization of loan costs(3)	150,000	—	333,000	—
Change in deferred rent receivables(4)	(1,135,000)	(71,000)	(2,134,000)	(72,000)
Foreign currency loss(5)	1,887,000	—	1,887,000	—
Adjustments for noncontrolling interests(6)	(2,504,000)	—	(2,504,000)	—
MFFO	$10,153,000	$7,000	$24,249,000	$(244,000)
Weighted average common shares outstanding — basic and diluted	189,099,028	11,935,505	180,742,403	4,413,858
Net loss per common share — basic and diluted	$(0.09)	$(0.13)	$(0.22)	$(0.49)
FFO per common share — basic and diluted	$—	$(0.11)	$(0.05)	$(0.43)
MFFO per common share — basic and diluted	$0.05	$—	$0.13	$(0.06)
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

(4)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, excluding the impact of foreign currency translation adjustments, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(5)	We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.

(6)	Includes all adjustments to eliminate the noncontrolling interests' share of the adjustments described in Notes (1) - (5) to convert our FFO to MFFO.
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency loss and interest income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(17,941,000)	$(1,593,000)	$(38,882,000)	$(2,179,000)
General and administrative	3,184,000	281,000	8,352,000	549,000
Acquisition related expenses	11,953,000	1,400,000	34,628,000	1,724,000
Depreciation and amortization	14,986,000	255,000	27,794,000	268,000
Interest expense	898,000	44,000	1,855,000	44,000
Foreign currency loss	1,887,000	—	1,887,000	—
Interest income	(352,000)	(19,000)	(675,000)	(19,000)
Income tax expense	330,000	—	330,000	—
Net operating income	$14,945,000	$368,000	$35,289,000	$387,000
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
The table below presents, as of September 30, 2015, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$21,253,000	$—	$—	$28,650,000	$—	$49,903,000	$50,828,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	6.50%	—%	—%	6.75%	—%	6.64%	—
Variable rate notes receivable — principal payments	$—	$31,567,000	$—	$—	$—	$—	$31,567,000	$32,007,000
Weighted average interest rate on maturing variable rate notes receivable (based on rates in effect as of September 30, 2015)	—%	6.21%	—%	—%	—%	—%	6.21%	—
Liabilities
Fixed-rate debt — principal payments	$509,000	$2,072,000	$9,631,000	$2,101,000	$2,201,000	$83,281,000	$99,795,000	$100,428,000
Weighted average interest rate on maturing debt	4.73%	4.73%	5.94%	4.60%	4.60%	4.58%	4.71%	—

Real Estate Notes Receivable, Net
As of September 30, 2015, the carrying value of our real estate notes receivable was $82,835,000, which approximates the fair value. As we expect to hold our fixed-rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. The weighted average effective interest rate on our outstanding real estate notes receivable was 6.47% per annum based on rates in effect as of September 30, 2015. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of September 30, 2015, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable rate real estate notes receivable.
Mortgage Loans Payable, Net and Line of Credit
Mortgage loans payable were $99,795,000 ($101,335,000, including discount/premium) as of September 30, 2015. As of September 30, 2015, we had seven fixed-rate mortgage loans with effective interest rates ranging from 4.13% to 6.29% per annum and a weighted average effective interest rate of 4.71%. As of September 30, 2015, we did not have any amounts outstanding under our line of credit.
An increase in the variable interest rate on our line of credit constitutes a market risk. However, as of September 30, 2015, there were no borrowings outstanding on our line of credit.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2015, if foreign currency exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by approximately $16,000 for the same period.
Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have used, and in the future may use, the net proceeds from our offering, borrowed funds or other sources to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use offering proceeds to fund a majority of our initial distributions. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board of directors in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
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
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on December 31, 2015. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.

The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$31,666,000		$489,000
Distributions reinvested	43,087,000		604,000
	$74,753,000		$1,093,000
Sources of distributions:
Cash flows from operations	$—	—%	$—	—%
Offering proceeds	74,753,000	100	1,093,000	100
	$74,753,000	100%	$1,093,000	100%
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
As of September 30, 2015, we had an amount payable of $879,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to FFO, were as follows:

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$31,666,000		$489,000
Distributions reinvested	43,087,000		604,000
	$74,753,000		$1,093,000
Sources of distributions:
FFO	$—	—%	$—	—%
Offering proceeds	74,753,000	100	1,093,000	100
	$74,753,000	100%	$1,093,000	100%
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
As of September 30, 2015, we had an outstanding receivable from one of our tenants, Forest Park Medical Center, of $8,984,000, of which we recognized $3,745,000 in our accompanying condensed consolidated financial statements, and payments due to us from this tenant have increased to a total aggregate outstanding amount of $11,049,000 as of November 13, 2015. As of November 13, 2015, rental payments by Forest Park Medical Center accounted for approximately 12.5% of our tenants' aggregate annual base rent based on Forest Park Medical Center's annualized base rent of $10,844,000 as of September 30, 2015. Due to the tenant's delinquency, we ceased accruing rental income from this tenant starting in May 2015. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Forest Park Medical Center, would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of November 13, 2015, properties located in Texas and Pennsylvania accounted for approximately 23.6% and 12.0%, respectively, of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Ownership of investments outside the U.S. may subject us to different or greater risks than those associated with our domestic operations.
We have operations in the Isle of Man and the United Kingdom. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Investments in properties or other real estate-related investments outside the U.S. would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We generate a portion of our revenue in such foreign currencies as the United Kingdom Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the U.S. likely will be denominated in the local currency. Therefore, any investments we make outside the U.S. may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2015, we issued an aggregate of 7,500 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
As of September 30, 2015, we had incurred other offering expenses of $3,507,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of September 30, 2015, we had incurred selling commissions of $123,146,000 and dealer manager fees of $55,097,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 9.9% as of September 30, 2015. As of September 30, 2015, net offering proceeds in our offering were $1,679,379,000, including proceeds from the DRIP and after deducting offering expenses.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of September 30, 2015, a total of $27,310,000 in distributions were reinvested and 2,874,765 shares of our common stock were issued pursuant to the Secondary DRIP.
As of September 30, 2015, no fees remained payable to our advisor or its affiliates for costs related to our offering.
As of September 30, 2015, we had used $934,990,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $81,805,000 for real estate-related investments, $25,092,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $12,292,000 to pay acquisition related expenses to unaffiliated parties, $2,129,000 to pay for deferred financing costs to unaffiliated parties in connection with our line of credit and mortgage loans payable, $2,038,000 to pay for lender required restricted cash accounts to unaffiliated parties and $637,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions.
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

During the three months ended September 30, 2015, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	—	$—	—	(1)
August 1, 2015 to August 31, 2015	—	$—	—	(1)
September 1, 2015 to September 30, 2015	205,910	$9.92	205,910	(1)
Total	205,910	$9.92	205,910
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

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 13, 2015	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 13, 2015	By:	/s/ DANNY PROSKY
Date		Danny Prosky
President, Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to Supplement No. 4 to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on August 28, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3) (File No. 333-202975) filed on March 25, 2015 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Equity Purchase Agreement by and among Trilogy Investors, LLC, Trilogy Holdings LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, the sellers identified therein and Trilogy Real Estate Investment Trust, dated September 11, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.2
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC by and between GAHC3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC, dated September 11, 2015 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

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