Form 10-K
period 2015-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2016-03-30
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Common Stock, $0.01 par value per share
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the registrant conducted a public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. Such offering terminated on April 22, 2015. There were approximately 187,168,342 shares of common stock held by non-affiliates as of June 30, 2015, excluding shares owned by officers of American Healthcare Investors, LLC, our affiliated co-sponsor of our offering of securities, for an aggregate market value of $1,871,683,000, assuming a market value as of that date of $10.00 per share.
As of March 25, 2016, there were 192,830,184 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT III, Inc. definitive proxy statement for the 2016 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
Company
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of December 31, 2015, a total of $43,558,000 in distributions were reinvested and 4,584,704 shares of our common stock were issued pursuant to the Secondary DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 25, 2016 and expires on February 26, 2017. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM's partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.

Key Developments during 2015 and 2016

•
On February 4, 2015, we acquired eight promissory notes at par value in the aggregate outstanding principal amount of $60,217,000, or the Mezzanine Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Mezzanine Floating Rate Notes. The Mezzanine Notes evidence interests in a portion of a mezzanine loan that consisted in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The Mezzanine Notes are secured by pledges of equity interests in the owners of a portfolio of United States domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp, or NorthStar Realty Finance.

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

•
On May 14, 2015 we purchased Mountain Crest Senior Housing Portfolio, our first acquisition of a senior housing facility operated utilizing a RIDEA structure located in Indiana, for a contract purchase price of $48,000,000.

•
On September 15, 2015, we expanded our real estate portfolio internationally through the acquisition of one senior housing facility in the Crown Senior Care Portfolio located in the Isle of Man. On October 8, 2015 and December 8, 2015, we acquired an additional two senior housing facilities in the Crown Senior Care Portfolio located in the United Kingdom. The aggregate contract purchase price for the Crown Senior Care Portfolio was £29,250,000, or $44,554,000, based on the currency exchange rate on the applicable acquisition dates.

•
On September 16, 2015, we entered into a facility agreement, or the Crown Senior Care Facility, with Caring Homes (TFP) Group Limited, or the CHG Borrower, an unaffiliated third party, to lend a maximum amount to the CHG Borrower of £16,000,000, or $23,683,000, based on the currency exchange rate as of December 31, 2015, and the maturity date is September 21, 2016. The facility agreement is collateralized by two senior housing facilities in the United Kingdom and the income from the CHG Borrower's operations.

•
On October 15, 2015, we acquired a commercial mortgage-backed debt security for a purchase price of $60,429,000, or the debt security, from an unaffiliated third party. The debt security was issued by FREMF 2015-KS03 Mortgage Trust, or the Mortgage Trust, and represents a 10.0% beneficial ownership interest in the Mortgage Trust. The Mortgage Trust owns a pool of 59 mortgage loans that are secured by 59 United States domestic senior housing facilities. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security is subordinate to all other interests in the Mortgage Trust and is not guaranteed by a government-sponsored entity.

•	On October 29, 2015, we acquired our first skilled nursing facility located in Washington D.C. for a contract purchase price of $40,000,000.

•
On November 30, 2015, we entered into a Commitment Increase Amendment Agreement, with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as lenders and the subsidiary guarantors named therein, to increase the aggregate maximum principal amount of our revolving line of credit, or the 2014 Corporate Line of Credit, from $60,000,000 to $200,000,000. See Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On December 1, 2015, we completed the acquisition of Trilogy Investors, LLC, or Trilogy, the parent company of Trilogy Health Services, LLC, or Trilogy Health Services, through our majority-owned subsidiary, Trilogy Holdings, LLC, or Trilogy Holdings. NorthStar Healthcare Income, Inc., or NHI, owns a minority interest in Trilogy Holdings. Trilogy Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership in Trilogy is approximately 67.6%. Our portion of the purchase price for Trilogy was approximately $760,356,000. Trilogy operates 97 integrated senior health campuses. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. In connection with the acquisition of Trilogy, we entered into a $300,000,000 revolving credit facility, or the Trilogy PropCo Line of Credit, pursuant to a senior secured credit agreement with KeyBank and certain other parties. As of December 31, 2015, we had borrowed $273,000,000 under the Trilogy PropCo Line of Credit.

•
On February 3, 2016, we terminated the 2014 Corporate Line of Credit as described above and also entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, KeyBank and other financial institutions, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Credit Facilities. See Note 8, Lines of Credit and Note 22, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
As of March 30, 2016, we had completed 40 acquisitions comprising 79 properties, or 82 buildings and 97 integrated senior health campuses, and approximately 10,747,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $2,343,520,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $144,176,000.

Our Structure
The following is a summary of our organizational structure as of March 30, 2016:
Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereitiii.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports and all amendments to those reports and to our registration statement and supplements to our prospectus, available at http://www.healthcarereitiii.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.
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
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to approval by our advisor's investment committee and oversight and approval by our board of directors.
Investment Strategy
We have and we may continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, such as long-term acute care centers, surgery centers, memory care facilities, specialty medical and diagnostic service facilities, laboratories and research facilities, pharmaceutical and medical supply facilities and offices leased to tenants in healthcare-related industries. We generally seek investments that produce current income. We have acquired properties either alone or jointly with another party and may continue to acquire properties either alone or jointly with another party. We also have originated and acquired and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities and certain other securities, including collateralized debt obligations and foreign securities.
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
In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our advisor will make this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:

•
Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•
Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to United States properties, we also seek to acquire international properties that meet our investment criteria.

•
Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.

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

We will not invest more than 10.0% of the proceeds available for investment from our offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property is considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income; or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We will not invest more than 10.0% of the proceeds available for investment from our offering in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment, except that we will not invest more than 25.0% of the proceeds available for investment from our offering in international properties. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of debt financing available.
Real Estate Investments
We have invested, and will continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

•	medical office buildings;

•	hospitals;

•	skilled nursing facilities;

•	senior housing facilities;

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply facilities; and

•	offices leased to tenants in healthcare-related industries.
Our advisor generally seeks to acquire real estate on our behalf of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.
The consideration for each real estate investment must be authorized by a majority of our independent directors or a duly authorized committee of our board of directors and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board of directors so determines, or if the investment is to be acquired from an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

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
In addition, we may participate in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use their best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.
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
In determining whether to purchase a particular real estate investment, we may, in circumstances in which our advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flows level, subject in some cases to negotiated dollar limitations.
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
We have and we intend to continue to acquire leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
Joint Ventures
We may enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may continue to enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
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
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, on an infrequent and opportunistic basis, we have invested, and may continue to invest, in real estate-related investments, including loans (mortgage, mezzanine, bridge and other loans) and securities investments (common and preferred stock of or other interests in public or private unaffiliated real estate companies, commercial mortgage-backed securities and certain other securities, including collateralized debt obligations and foreign securities).
Investing In and Originating Loans
Our criteria for making or investing in loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We have invested, and we may continue to invest, in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms generally ranging from six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of from six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. We may purchase existing loans from affiliates and we may make or invest in loans in which the borrower is an affiliate. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We are not limited as to the amount of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans and we have not established a portfolio turnover policy with respect to such loans.
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

Investing in Securities
We have and may continue to invest in the following types of securities: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-United States dollar denominated securities.
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:

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
Our Strategies and Policies With Respect to Borrowing
We have used and intend to continue to use, secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We may also utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We generally anticipate that after an initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 45.0% of the combined market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2015, our aggregate borrowings were 28.4% of the combined market value of all of our real estate and real estate-related investments.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 30, 2016 and December 31, 2015, our leverage did not exceed 300% of our net assets.
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
Board Review of Our Investment Policies and Report of Independent Directors
Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis therefore is required to be set forth in the minutes of the applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.
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
Tax Status
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our offering and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net offering proceeds and thus, constitute a return of capital to our stockholders.
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
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board of directors.
Competition
We compete with other REITs, healthcare operators, private equity and hedge fund investors, pension funds, investment companies, lenders, developers and other institutional investors in the acquisition, development, leasing and financing of healthcare and seniors housing properties. Some of our competitors are significantly larger than us and have greater financial resources and lower costs of capital than we do. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
In addition, income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties. For additional information on the risks associated with our business, please see Item 1A. Risk Factors.
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
Significant Tenants
As of December 31, 2015, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA and integrated senior health campuses operations as of December 31, 2015.
Geographic Concentration
Based on leases in effect as of December 31, 2015, two states in the United States accounted for 10.0% or more of the annualized base rent of our total property portfolio. Properties located in Indiana and Texas accounted for 41.4% and 12.6%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy. For a further discussion, see Item 2. Properties – Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2015, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2015, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time.
Medical Office Buildings. As of December 31, 2015, we owned 49 medical office buildings, or MOBs. These properties typically contain physicians' offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on square footage, approximately 38.2% of our MOBs are located on hospital campuses and 4.2% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 31.0% and 60.8% of total revenues for the years ended December 31, 2015 and 2014, respectively. We did not own any MOBs for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Hospitals. As of December 31, 2015, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations, or HMOs), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 3.3% and 26.5% of total revenues for the years ended December 31, 2015 and 2014, respectively. We did not own any hospitals for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Skilled Nursing Facilities. As of December 31, 2015, we owned one skilled nursing facility, or SNF. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenant in this SNF is primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNF is leased to a single tenant under a triple-net lease structure. Our skilled nursing facilities segment accounted for approximately 0.5% of total revenues for the year ended December 31, 2015. We did not own any skilled nursing facilities for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Senior Housing. As of December 31, 2015, we owned 10 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. All of our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 5.3% and 12.7% of total revenues for the years ended December 31, 2015 and 2014, respectively. We did not own any senior housing facilities for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Senior Housing — RIDEA. As of December 31, 2015, we owned and operated 12 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above, however we enter into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. For the year ended December 31, 2015, our senior housing — RIDEA segment accounted for approximately 18.7% of total revenues. We did not own and operate any senior housing — RIDEA for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Integrated Senior Health Campuses. As of December 31, 2015, we owned and/or operated 97 integrated senior health campuses, a majority of which is operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. For the year ended December 31, 2015, our integrated senior health campuses segment accounted for approximately 41.2% of total revenues. We did not own and/or operate any integrated senior health campuses for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
For a further discussion of our segment reporting for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, see Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 26, 2014 and terminated the primary portion of our offering on March 12, 2015. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock and these restrictions may inhibit our stockholders' ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 12.0% of the gross offering proceeds, which amounts have been used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also are required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have experienced losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid distributions from the net proceeds of our offering, and in the future, may pay distributions from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders' investment and may cause subsequent investors to experience dilution.
We have used the net proceeds from our offering, borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board of directors in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.

On April 10, 2014, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000, or the Commencement Date, through June 30, 2014. This was the result of our advisor advising us that it intended to waive a combination of certain acquisition fees and/or asset management fees, or collectively, the Advisory Fees, that may otherwise be due to our advisor pursuant to the Advisory Agreement in order to provide us with additional funds to pay distributions to our stockholders. Our advisor agreed to waive the Advisory Fees only until such time as the amount of such waived Advisory Fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date for the period May 14, 2014 through June 30, 2014 were paid in June 2014 and July 2014, from legally available funds. We acquired our first property on June 6, 2014 and as such our advisor waived Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2016. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds.
We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the years ended December 31, 2015 and 2014 along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2015		2014
Distributions paid in cash	$43,869,000		$2,101,000
Distributions reinvested	59,335,000		2,734,000
	$103,204,000		$4,835,000
Sources of distributions:
Cash flows from operations	$—	—%	$—	—%
Offering proceeds	103,204,000	100	4,835,000	100
	$103,204,000	100%	$4,835,000	100%
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
As of December 31, 2015, we had an amount payable of $1,248,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor as discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We did not pay distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the years ended December 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2015		2014
Distributions paid in cash	$43,869,000		$2,101,000
Distributions reinvested	59,335,000		2,734,000
	$103,204,000		$4,835,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%	$—	—%
Offering proceeds	103,204,000	100	4,835,000	100
	$103,204,000	100%	$4,835,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Part II, Item 6. Selected Financial Data.
We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2013, did not engage in any material business operations prior to the effective date of our offering and acquired our first property in June 2014. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to the challenging economic conditions in recent years, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:

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
American Healthcare Investors and its key personnel provide certain asset management and property management services to certain of NSAM’s managed companies, and may sponsor or co-sponsor additional real estate programs in the future. In addition, Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors of 13 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset REIT II, Inc., Griffin-Benefit Street Partners BDC Corp., or GB-BDC, and Griffin Institutional Access Real Estate Fund, or GIREX, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders' investment may suffer.

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
Our share repurchase plan includes significant restrictions and limitations. Except in the cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 26, 2017 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP and the Secondary DRIP, or that are limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
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
To assist members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons, pursuant to FINRA Conduct Rule 5110, we intend to prepare annual estimations of our value per outstanding share of common stock. For this purpose, we intend to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. This approach to valuing our shares may bear little relationship and may exceed what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.
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
The price at which a stockholder purchases shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organizational and offering expense reimbursements and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and at least annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done at least annually and may be done on a quarterly basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
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
We use mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders' investment.
We have financed, and will continue to finance, a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
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
The integrated senior health campuses managed by TMS account for a significant portion of our revenues and/or operating income. Adverse developments in TMS's business or financial condition could have a material adverse effect on us.
As of December 31, 2015, Trilogy Management Services, LLC, or TMS, managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or net operating income. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
We have rights to terminate our management agreements with TMS for our integrated senior health campuses under any circumstances, however we may be unable to replace TMS in the event that our management agreements are terminated or not renewed.
We continually monitor and assess our contractual rights and remedies under our management agreements with TMS. When determining whether to pursue any existing or future rights or remedies under those agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate management agreements with TMS for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected integrated senior health campuses with another manager. Although we believe that many qualified national and regional operators would be interested in managing our integrated senior health campuses, we cannot assure you that we would be able to locate another suitable manager or, if we were successful in locating such a manager, that it would manage the integrated senior health campuses effectively or that any such transition would be completed timely. Any such transition would likely result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement manager may require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders including the mortgage lenders for the integrated senior health campuses, and we cannot assure you that such approvals would be granted on a timely basis, if at all. Any inability to replace, or delay in replacing TMS as the manager of integrated senior health campuses could have a material adverse effect on us.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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

We face potential adverse consequences of bankruptcy or insolvency by our operators, borrowers, managers and other obligors.

We are exposed to the risk that our operators, borrowers, managers or other obligors may become bankrupt or insolvent. Although our loan, management and other agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, federal laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the United States Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations, e.g., real estate taxes, debt costs and maintenance expenses, to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new operator or manager. Furthermore, many of our facilities are leased to healthcare providers who provide long-term custodial care to the elderly. Evicting such operators for failure to pay rent while the facility is occupied may involve specific procedural requirements and may not be successful. Additionally, the financial weakness or other inability of our operators, borrowers or managers to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such operators or managers or otherwise adversely affect our results of operations. Under certain conditions, defaults under the underlying mortgages may result in cross default under our other indebtedness. Although we may be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator, borrower or manager may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other materially adverse consequences.
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
If our advisor were to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find new advisors or employees or enter into agreements for such services on acceptable terms.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors owns a 75% interest and Griffin Capital indirectly owns a 25.0% interest. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with NSAM and Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry or American Healthcare Investors, NSAM and Mr. Flaherty having overlapping interests that could exacerbate potential conflicts or disputes. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

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
We use modified funds from operations attributable to controlling interest, or MFFO, and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.
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
Risks Related to Conflicts of Interest
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders' best interest, which may adversely affect our results of operations and the value of their investment.
All of our officers also are managing directors, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offering and our operations. These persons are not precluded from working with, being employed by, or investing in, any program American Healthcare Investors sponsors or may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, such persons may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
Our co-sponsors and their affiliates also sponsor and/or advise other real estate programs that use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our co-sponsors and their affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its wholly-owned subsidiary Griffin Capital REIT Holdings, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and NSAM is the indirect owner of approximately 45.1% of American Healthcare Investors. American Healthcare Investors and Griffin Capital co-sponsor Griffin-American Healthcare REIT IV, Inc. that also intends to invest in healthcare and healthcare-related properties. Griffin Capital currently sponsors other real estate programs, and NSAM and its affiliates serve as the advisor and/or sponsor to other programs, including NHI and NorthStar Realty Finance, that invest in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one of our co-sponsors or advised or sponsored by NSAM or its affiliates, including NHI and NorthStar Realty Finance, and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and NSAM and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and NSAM have established general allocation policies to allocate healthcare real estate investment opportunities among such real estate programs, however such general allocation principles may be amended at any time and have not been adopted by our board of directors. Nevertheless, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our advisor faces conflicts of interest relating to its compensation structure, including the payment of acquisition fees and asset management fees, which could result in actions that are not necessarily in our stockholders' long-term best interest.
Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders' long-term best interests. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership of our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor will be entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with our stockholders' interests. In that regard, our advisor or its affiliates will receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and capital expenditures and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions. Furthermore, our advisor or its affiliates will receive an acquisition fee that is based on the contract purchase price of each property acquired or the origination or acquisition price of any real estate-related investment, rather than the performance of those investments. Therefore, our advisor or its affiliates may have an incentive to recommend investments more quickly or with a higher purchase price or investments that may not produce the maximum risk adjusted returns in order to receive such acquisition fees.
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
Our stockholders' investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the Secondary DRIP and up to 200,000,000 shares of any class or series of preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our 2013 Incentive Plan, or our incentive plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.
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
Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the first right to purchase the shares of our stock at the tender offer price offered in such non-compliant tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent our stockholders from receiving a premium price for their shares of our common stock in such a transaction.
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

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” excludes United States government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

Risks Related to Investments in Real Estate
Changes in national, international, regional or local economic, demographic or real estate market conditions, including a rise in interest rates, may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of our stockholders' investment.
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
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations. As of March 30, 2016 and December 31, 2015, no single tenant accounted for more than 10.0% of our annualized base rent inclusive of our senior housing — RIDEA and integrated senior health campuses operations.
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
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multi-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.
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
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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

Our real estate investments may be concentrated in medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we acquire or intend to selectively develop and own medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 30, 2016, properties located in Indiana and Texas accounted for approximately 39.1% and 12.1%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.

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
Our medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities and tenants may be unable to compete successfully.
Our medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities often will face competition from nearby medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
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
The change in accounting standards in the United States for leases could reduce the overall demand to lease our properties.
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancelable lease term is more than 75.0% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.
Our costs associated with complying with the ADA may reduce our cash available for distributions.
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
We generate a portion of our revenue in such foreign currencies as the United Kingdom Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the United States Dollar. As a result, changes in exchange rates of any such foreign currency to United States Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or our tenants' failure to comply with these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.
Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from the Centers for Medicare and Medicaid Services to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and no increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with a new methodology that will focus upon payment based upon quality outcomes. Specifically, the Merit-Based Incentive Payment System, or MIPS, will combine the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (1) quality, (2) resource use, (3) clinical practice improvement and (4) meaningful use of certified Electronic Health Record, or EHR, technology. Therefore, this change in reimbursement models may impact our tenants' payments and create uncertainty in the tenants' financial condition.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments. In 2014, state insurance exchanges were implemented which provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
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
Furthermore, in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.

Some tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy individual state law requirements that vary from state to state, the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.

These federal laws include:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by state or federal healthcare programs;

•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•
the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;

•
the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;

•	the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, Fraud Statute, which makes it a federal crime to defraud any health benefit plan, including private payers; and

•
the Exclusions Law, which authorizes the United States Department of Health and Human Services to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts.

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
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payors to reduce payments to providers of services;

•	increased scrutiny of billing, referral and other practices by federal and state authorities;

•	changes in federal and state healthcare program payment models;

•	increased emphasis on compliance with privacy and security requirements related to personal health information;

•	increased acquisitions and consolidation of providers in the healthcare industry; and

•	increases and expansion of government audits related to compliance with the HIPAA privacy and security rules.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not always available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the United States. The acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018, although several provisions of the legislation have been delayed, and additional delays are being considered. At this time, the effects of healthcare reform, its success or delay in implementation and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
Risks Related to Debt Financing
Increases in interest rates could increase the amount of our debt payments, and therefore, negatively impact our operating results.
Interest we will pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable-rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
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
Risks Related to Real Estate-Related Investments
The mortgage loans in which we have invested in and may invest in and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
The investment in mortgage loans or mortgage-backed securities we have invested in and may continue to invest in involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.
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
In connection with the purchase of real estate, we have and may continue to enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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
We have and may continue to enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.
Federal Income Tax Risks
Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2014. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
 If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
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
Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.
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
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify or maintain our qualification as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify or maintain our qualification as a REIT would adversely affect our stockholders' return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP and the Secondary DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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
Even if we maintain our qualification as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
Distributions to tax-exempt stockholders may be classified as UBTI.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

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
A foreign person disposing of a United States real property interest, including shares of stock of a United States corporation whose assets consist principally of United States real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying United States persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.
A foreign stockholder will likely be subject to FIRPTA upon the payment of any capital gain dividends by us if such gain is attributable to gain from sales or exchanges of United States real property interests. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, Individual Retirement Accounts, or IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer Medical Savings Accounts, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
If our stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, our stockholders should consider:

•
whether their investment is consistent with the applicable provisions of the Employee Retirement Income Security Act of 1974, or ERISA, and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including any investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the United States Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of our stockholders' Benefit Plan or IRA, our stockholders should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2015, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2015, we had completed 34 acquisitions: 23 acquisitions of medical office buildings, four acquisitions of senior housing — RIDEA facilities, three acquisitions of senior housing facilities, one acquisition of a hospital, one acquisition of a mixed-use medical office building and hospital, one acquisition of a skilled nursing facility and one acquisition of integrated senior health campuses. These acquisitions consisted of 74 buildings and 97 integrated senior health campuses and approximately 10,281,000 square feet of GLA, and the aggregate contract purchase price for these acquisitions was $2,253,885,000.
The following table presents certain additional information about our properties as of December 31, 2015:

Acquisition(1)	Property Locations	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
DeKalb Professional Center	Lithonia, GA	Medical Office	19,000	0.2%	06/06/14	$2,830,000	$209,000	0.1%	81.2%	$13.69
Country Club MOB	Stockbridge, GA	Medical Office	17,000	0.2	06/26/14	2,775,000	89,000	0.1	33.7%	$15.82
Acworth Medical Complex	Acworth, GA	Medical Office	39,000	0.4	07/02/14	6,525,000	567,000	0.3	82.7%	$17.49
Wichita KS MOB	Wichita, KS	Medical Office	39,000	0.4	09/04/14	8,800,000	673,000	0.4	90.5%	$18.84
Delta Valley ALF Portfolio	Batesville and Cleveland, MS; and Springdale, AR	Senior Housing	127,000	1.2	09/11/14 and 01/08/15	21,450,000	1,584,000	1.0	100%	$12.44
Lee's Summit MO MOB	Lee's Summit, MO	Medical Office	39,000	0.4	09/18/14	6,750,000	906,000	0.6	88.8%	$25.97
Carolina Commons MOB	Indian Land, SC	Medical Office	58,000	0.6	10/15/14	12,000,000	1,518,000	0.9	86.6%	$30.12
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	53,000	0.5	12/04/14	16,150,000	1,208,000	0.7	96.7%	$23.76
Southlake TX Hospital	Southlake, TX	Hospital	142,000	1.4	12/04/14	128,000,000	10,844,000	6.7	100%	$76.15
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	393,000	3.8	12/12/14	68,500,000	6,522,000	4.0	95.0%	$17.45
Premier MOB	Novi, MI	Medical Office	45,000	0.4	12/19/14	12,025,000	1,025,000	0.6	91.5%	$24.98
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	461,000	4.5	01/13/15 and 01/26/15	135,000,000	11,579,000	7.1	95.3%	$26.34
King of Prussia PA MOB	King of Prussia, PA	Medical Office	73,000	0.7	01/21/15	18,500,000	1,895,000	1.2	93.6%	$27.60

Acquisition(1)	Property Locations	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	158,000	1.5%	01/28/15 and 06/29/15	$68,856,000	$4,957,000	3.0%	100.0%	$31.50
Orange Star Medical Portfolio	Durango, CO; and Keller, Wharton and Friendswood, TX	Medical Office and Hospital	183,000	1.8	02/26/15	57,650,000	4,025,000	2.5	96.8%	$22.78
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	43,000	0.4	03/11/15	14,949,000	1,106,000	0.7	100%	$25.99
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	46,000	0.4	03/17/15	13,000,000	991,000	0.6	100%	$21.69
Homewood AL MOB	Homewood, AL	Medical Office	28,000	0.3	03/27/15	7,444,000	558,000	0.3	100%	$20.00
Paoli PA Medical Plaza	Paoli, PA	Medical Office	99,000	1.0	04/10/15	24,820,000	2,224,000	1.4	89.5%	$25.07
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	77,000	0.7	05/06/15	18,650,000	1,544,000	0.9	91.2%	$22.12
Marietta GA MOB	Marietta, GA	Medical Office	41,000	0.4	05/07/15	13,050,000	911,000	0.6	100%	$22.31
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	585,000	5.7	05/14/15, 06/11/15 and 07/14/15	75,035,000	4,547,000	2.8	83.9%	$8,459.24
Mount Dora Medical Center	Mount Dora, FL	Medical Office	51,000	0.5	05/15/15	16,300,000	1,290,000	0.8	96.9%	$25.92
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	282,000	2.7	05/29/15	66,000,000	3,419,000	2.1	91.3%	$17,029.92
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	260,000	2.5	06/30/15	87,500,000	6,379,000	3.9	96.6%	$19,149.85
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	41,000	0.4	07/01/15	12,272,000	856,000	0.5	96.1%	$21.47
Napa Medical Center	Napa, CA	Medical Office	65,000	0.6	07/02/15	15,700,000	1,878,000	1.2	89.9%	$32.09
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	226,000	2.2	08/14/15	36,000,000	4,573,000	2.8	96.6%	$20.96
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	210,000	2.0	09/11/15	64,000,000	4,109,000	2.5	81.3%	$19,755.92
Crown Senior Care Portfolio(5)	Peel, Isle of Man; Salisbury, Wiltshire, UK; St. Albans, Hertfordshire, UK	Senior Housing	112,000	1.1	09/15/15, 10/08/15 and 12/08/15	44,554,000	2,924,000	1.8	100%	$26.02
Washington DC SNF	Washington, D.C.	Skilled Nursing	134,000	1.3	10/29/15	40,000,000	3,600,000	2.2	100%	$26.92
Trilogy(6)	KY, MI, IN, OH	Integrated Senior Health Campuses (7)	6,067,000	59.2	12/01/15	1,125,000,000	73,514,000	45.1	86.9%	$8,287.94
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	46,000	0.4	12/03/15	8,000,000	635,000	0.4	75.8%	$18.27
Marietta GA MOB	Marietta, GA	Medical Office	22,000	0.2	12/09/15	5,800,000	278,000	0.2	97.1%	$13.23
Total/Weighted Average(8)			10,281,000	100%		$2,253,885,000	$162,937,000	100%	95.1%	$25.94
_______

(1)	We own 100% of our properties as of December 31, 2015 with the exception of Trilogy.

(2)
With the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2015. Annualized base rent for our senior housing — RIDEA facilities and our integrated senior health campuses, is based on annualized net operating income, or NOI, a non-GAAP financial measure. See Part II, Item 6. Selected Financial Data for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases except for our senior housing — RIDEA facilities and our integrated senior health campuses where leased percentage represents resident occupancy on the total units of the RIDEA facilities or integrated senior health campuses.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2015 except for our senior housing — RIDEA facilities and our integrated senior health campuses where average annual rent per unit was based on NOI divided by the average occupied units of the senior housing — RIDEA facilities or integrated senior health campuses.

(5)
On September 15, 2015, we purchased our first senior housing facility of Crown Senior Care Portfolio for a net contract purchase price of £6,850,000, or approximately $10,571,000, based on the currency exchange rate on the acquisition date. On October 8, 2015 and December 8, 2015, we added two additional senior housing facilities to our existing Crown Senior Care Portfolio, for a net contract purchase price of £11,300,000 and £11,100,000, respectively, or approximately $17,309,000 and $16,674,000, respectively, based on the currency exchange rate on the applicable acquisition date.

(6)
On December 1, 2015, we completed the acquisition of Trilogy through Trilogy Holdings, for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership in Trilogy is approximately 67.6%. $760,356,000 represents our portion of the purchase price for Trilogy. The acquisition of Trilogy was financed in part by using a combination of debt financing, including: (1) approximately $270,000,000 in borrowings under the Trilogy PropCo Line of Credit; (2) the assumption of 23 United States Department of Housing and Urban Development, or HUD, loans with a principal amount totaling approximately $204,000,000 as of December 1, 2015; (3) $90,000,000 in borrowings under the 2014 Corporate Line of Credit; and (4) the assumption of approximately $26,000,000 in other existing indebtedness. The remaining cash balance was financed using: (1) an equity contribution by us of approximately $381,000,000 from cash on hand from the net proceeds of our offering; and (2) an equity contribution by NHI of approximately $202,000,000.

(7)	Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses.

(8)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities and our integrated senior health campuses.
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

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities and our integrated senior health campuses, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2015:

Year	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2016	50	132,000	4.8%	$2,733,000	3.0%
2017	36	180,000	6.6	4,546,000	5.8
2018	32	206,000	7.5	5,707,000	7.3
2019	40	291,000	10.6	7,257,000	9.2
2020	38	131,000	4.8	3,314,000	4.2
2021	28	195,000	7.1	4,262,000	5.4
2022	24	151,000	5.5	4,045,000	5.1
2023	15	91,000	3.3	2,249,000	2.9
2024	10	151,000	5.5	3,339,000	4.2
2025	29	305,000	11.2	8,157,000	10.4
Thereafter	14	908,000	33.1	33,431,000	42.5
Total	316	2,741,000	100%	$79,040,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2015.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2015:

State	Number of Buildings/Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	1	28,000	0.3%	$558,000	0.3%
Arkansas	1	51,000	0.5	588,000	0.4
California	2	65,000	0.6	1,878,000	1.2
Colorado	2	69,000	0.7	1,978,000	1.2
District of Columbia	1	134,000	1.3	3,600,000	2.2
Florida	2	62,000	0.6	1,788,000	1.1
Georgia	8	183,000	1.8	2,687,000	1.6
Illinois	4	53,000	0.5	1,096,000	0.7
Indiana	65	4,398,000	42.8	67,367,000	41.6
Kansas	1	39,000	0.4	673,000	0.4
Kentucky	10	552,000	5.4	(703,000)	(0.4)
Massachusetts	1	101,000	1.0	2,786,000	1.7
Maryland	1	77,000	0.7	1,544,000	0.9
Michigan	11	654,000	6.4	5,616,000	3.4
Mississippi	2	76,000	0.7	997,000	0.6
Missouri	2	265,000	2.6	5,479,000	3.4
North Carolina	4	157,000	1.5	4,958,000	3.0
Nebraska	2	282,000	2.7	3,419,000	2.1
New Jersey	2	221,000	2.2	5,668,000	3.5
New York	1	83,000	0.8	2,501,000	1.5
Ohio	20	1,180,000	11.5	7,901,000	4.8
Pennsylvania	7	433,000	4.2	10,498,000	6.4
South Carolina	1	58,000	0.6	1,518,000	0.9
Tennessee	1	46,000	0.4	991,000	0.6
Texas	15	692,000	6.7	20,518,000	12.6
Virgina	1	210,000	2.0	4,109,000	2.5
Total Domestic	168	10,169,000	98.9	160,013,000	98.2
Isle of Man and United Kingdom	3	112,000	1.1	2,924,000	1.8
Total	171	10,281,000	100%	$162,937,000	100%
 _______

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2015, with the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, which are based on annualized NOI.

Indebtedness
For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated value of the shares is $10.00 per share as of December 31, 2015. The basis for this valuation is the fact that the most recent public offering price for shares of our common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We intend to continue to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. After such time, we expect to disclose an estimated per share value of our shares based on a valuation performed at least annually, and we will disclose the resulting estimated per share value in our future Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and at least annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. Although FINRA rules require these valuations to be performed at least annually, our board of directors may decide to perform them on a quarterly basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 25, 2016, we had approximately 38,294 stockholders of record.
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
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date for the May 14, 2014 through June 30, 2014 period were paid in June 2014 and July 2014, from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor waived Advisory Fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. See Note 13, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details of the waiver. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such Advisory Fees.
In addition, our board of directors has authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2014 and ending on June 30, 2016. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0% assuming a purchase price of $10.00 per share. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
The amount of the distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
We did not pay any distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the years ended December 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2015		2014
Distributions paid in cash	$43,869,000		$2,101,000
Distributions reinvested	59,335,000		2,734,000
	$103,204,000		$4,835,000
Sources of distributions:
Cash flows from operations	$—	—%	$—	—%
Offering proceeds	103,204,000	100	4,835,000	100
	$103,204,000	100%	$4,835,000	100%
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
As of December 31, 2015, we had an amount payable of $1,248,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2015, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $37,000 in asset management fees waived by our advisor discussed above. Other than the waiver of the Advisory Fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The distributions paid for the years ended December 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2015		2014
Distributions paid in cash	$43,869,000		$2,101,000
Distributions reinvested	59,335,000		2,734,000
	$103,204,000		$4,835,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%	$—	—%
Offering proceeds	103,204,000	100	4,835,000	100
	$103,204,000	100%	$4,835,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Item 6. Selected Financial Data.
Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. For a further discussion of our incentive plan, see Note 12, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,970,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,970,000
________

(1)
On each of May 14, 2014, December 10, 2014 and June 17, 2015, we granted 10,000, 5,000, and 7,500 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, on July 1, 2015, we granted 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire a share of our common stock in our offering; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-186073), registering a public offering of up to $1,900,000,000 in shares of our common stock, was declared effective under the Securities Act on February 26, 2014. During our offering, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
On March 12, 2015, we terminated the primary portion of our offering. We continued to offer up to $35,000,000 in shares of our common stock through our offering pursuant to the DRIP until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our primary offering for $1,842,618,000 in shares of our common stock excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested in shares of our common stock pursuant to the DRIP.
As of December 31, 2015, we had incurred other offering expenses of $3,507,000 to our advisor and its respective affiliates in connection with our offering. In addition, as of December 31, 2015, we had incurred selling commissions of $123,146,000 and dealer manager fees of $55,097,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering.

The cost of raising funds in our offering as a percentage of gross proceeds received in our offering was 9.9% as of December 31, 2015. As of December 31, 2015, net offering proceeds in our offering were $1,679,379,000, including proceeds from the DRIP and after deducting offering expenses. As of December 31, 2015, no fees remained payable to our advisor or its affiliates for costs related to our offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of December 31, 2015, a total of $43,558,000 in distributions were reinvested and 4,584,704 shares of our common stock were issued pursuant to the Secondary DRIP.
As of December 31, 2015, we had used $1,435,084,000 in net proceeds from our offering to purchase properties from unaffiliated third parties and $142,234,000 for real estate-related investments.
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
During the three months ended December 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	$—	—	(1)
November 1, 2015 to November 30, 2015	—	$—	—	(1)
December 1, 2015 to December 31, 2015	94,208	$9.71	94,208	(1)
Total	94,208	$9.71	94,208
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

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013, and therefore, our results of operations for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 are not comparable.

The following selected financial data is derived from our accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2015	2014	2013
BALANCE SHEET DATA:
Total assets	$2,526,219,000	$831,684,000	$202,000
Mortgage loans payable, net	$296,470,000	$16,959,000	$—
Lines of credit	$350,000,000	$—	$—
Stockholders' equity	$1,492,113,000	$805,534,000	$200,000

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through December 31,
	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Total revenues	$160,476,000	$3,481,000	$—
Net loss	$(115,041,000)	$(8,598,000)	$—
Net loss attributable to controlling interest	$(101,333,000)	$(8,598,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted(1)	$(0.55)	$(0.66)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(22,987,000)	$(6,329,000)	$—
Net cash used in investing activities	$(1,609,349,000)	$(265,715,000)	$—
Net cash provided by financing activities	$1,176,599,000	$776,736,000	$202,000
OTHER DATA:
Distributions declared	$109,957,000	$7,827,000	$—
Distributions declared per share	$0.60	$0.38	$—
FFO attributable to controlling interest(2)	$(30,815,000)	$(7,088,000)	$—
MFFO attributable to controlling interest(2)	$37,241,000	$985,000	$—
Net operating income(3)	$60,146,000	$2,582,000	$—
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

(2)	Funds from Operations attributable to controlling interest and Modified Funds from Operations attributable to controlling interest:
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent receivables, gains or losses on foreign currency transactions and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2015 and 2014, and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence, that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through December 31,
	2015	2014	2013
Net loss	$(115,041,000)	$(8,598,000)	$—
Add:
Depreciation and amortization — consolidated properties	75,714,000	1,510,000	—
Depreciation and amortization — unconsolidated properties	75,000	—	—
Less:
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	13,708,000	—	—
Depreciation and amortization related to redeemable noncontrolling interests and noncontrolling interests	(5,271,000)	—	—
FFO attributable to controlling interest	$(30,815,000)	$(7,088,000)	$—

Acquisition related expenses(1)	$74,170,000	$8,199,000	$—
Amortization of above- and below-market leases(2)	882,000	114,000	—
Amortization of loan and closing costs(3)	669,000	—	—
Change in deferred rent receivables(4)	(2,816,000)	(240,000)	—
Foreign currency loss(5)	3,199,000	—	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(6)	(8,048,000)	—	—
MFFO attributable to controlling interest	$37,241,000	$985,000	$—
Weighted average common shares outstanding — basic and diluted	183,234,601	13,052,785	22,222
Net loss per common share — basic and diluted	$(0.63)	$(0.66)	$—
FFO attributable to controlling interest per common share — basic and diluted	$(0.17)	$(0.54)	$—
MFFO attributable to controlling interest per common share — basic and diluted	$0.20	$0.08	$—
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

(2)
Under GAAP, above- and below-market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above- and below-market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(3)
Under GAAP, direct loan and closing costs are amortized over the term of the notes receivable and the debt security investment as an adjustment to the yield on the notes receivable or debt security investment. This may result in income recognition that is different than the contractual cash flows under the notes receivable and debt security investment. By adjusting for the amortization of the loan and closing costs related to our real estate notes receivable and debt security investment, MFFO may provide useful supplemental information on the realized economic impact of the notes receivable and debt security investment terms, providing insight on the expected contractual cash flows of such notes receivable and debt security investment, and aligns results with our analysis of operating performance.

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

(5)	We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.

(6)	Includes all adjustments to eliminate the redeemable noncontrolling interests and noncontrolling interests' share of the adjustments described in Notes (1) - (5) to convert our FFO to MFFO.

(3)	Net Operating Income:
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency loss, interest and other income, loss from unconsolidated entities and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through December 31,
	2015	2014	2013
Net loss	$(115,041,000)	$(8,598,000)	$—
General and administrative	16,544,000	1,238,000	—
Acquisition related expenses	74,170,000	8,199,000	—
Depreciation and amortization	75,714,000	1,510,000	—
Interest expense	5,619,000	258,000	—
Foreign currency loss	3,199,000	—	—
Interest and other income	(839,000)	(25,000)	—
Loss from unconsolidated entities	590,000	—	—
Income tax expense	190,000	—	—
Net operating income	$60,146,000	$2,582,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2015 and 2014, together with our results of operations and cash flows for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
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
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013, and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the

Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of December 31, 2015, a total of $43,558,000 in distributions were reinvested and 4,584,704 shares of our common stock were issued pursuant to the Secondary DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 25, 2016 and expires on February 26, 2017. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM and 7.8% owned by James F. Flaherty III, one of NSAM's partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2015, we had completed 34 real estate acquisitions comprising 71 properties, or 74 buildings and 97 integrated senior health campuses, and approximately 10,281,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,253,885,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $142,234,000.
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
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Tenant receivables are placed on nonaccrual status when management determines that collectability is not reasonably assured, and thus revenue is recognized using the cash basis method. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Resident fees and services revenue is generally paid by the individual, Medicare or Medicaid programs and other third-party payors. Amounts paid under the Medicare and Medicaid programs are generally established prospectively and are subject to review by the third-party payors.

In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue comprising additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant and resident receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants or residents to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's or resident's financial condition, security deposits, letters of credit, lease guarantees, and current economic conditions and other relevant factors.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, in-place lease costs, tenant relationships, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below- market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (1) the level payment equivalent of the contract rent paid pursuant to the lease and (2) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, are based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The net amounts related to in-place lease costs are included in identified intangible assets, in our consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
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
These values are preliminary estimates in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition.
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
Impairment of Long-Lived, Goodwill and Intangible Assets
Our long-lived assets primarily consist of investments in real estate, which we carry at historical cost less accumulated depreciation. We periodically evaluate our long-lived assets for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.

We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset's carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
Properties Held for Sale and Discontinued Operations
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations and comprehensive loss for current and prior periods, if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (1) the component has been disposed of or (2) is classified as held for sale.
In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

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
Acquisitions in 2016, 2015 and 2014
For a discussion of property acquisitions in 2016, 2015 and 2014, see Note 3, Real Estate Investments, Net and Note 22, Subsequent Events – Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of December 31, 2015, our properties were 95.1% leased and during 2016, 4.8% of the leased GLA is scheduled to expire. Our senior housing — RIDEA facilities and integrated senior health campuses were 88.0% and 86.9%, respectively, leased as of December 31, 2015 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2015, our remaining weighted average lease term was 8.9 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
We were incorporated on January 11, 2013, but we did not commence material operations until the commencement of our offering on February 26, 2014. Accordingly, we had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013, and therefore, our results of operations for the years ended December 31, 2015 and 2014 are not comparable to the period from January 11, 2013 (Date of Inception) through December 31, 2013. Our operating results for the years ended December 31, 2015 and 2014 primarily consist of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate and real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of December 31, 2015, we operated through six reportable business segments - medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. See Part I, Item 1. Business — Financial Information About Industry Segments, for a further discussion regarding our business segments.

Except where otherwise noted, the change in our results of operations are primarily due to owning 74 buildings and 97 integrated senior health campuses as of December 31, 2015, as compared to 24 buildings and no integrated senior health campuses as of December 31, 2014 and as compared to not owning any buildings as of December 31, 2013. As of December 31, 2015 and 2014, we owned the following types of properties:

	December 31,
	2015			2014
	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	97	$1,125,000,000	(1)	—	$—	—%
Medical office buildings	49	521,709,000	93.5%	21	136,355,000	100%
Senior housing — RIDEA	12	292,535,000	(2)	—	—	—%
Hospitals	2	139,780,000	100%	1	128,000,000	94.6%
Senior housing	10	134,861,000	100%	2	13,345,000	100%
Skilled nursing facilities	1	40,000,000	100%	—	—	—%
Total/weighted average(3)	171	$2,253,885,000	95.1%	24	$277,700,000	95.9%
___________

(1)	The leased percentage for the resident units of our integrated senior health campuses was 86.9% as of December 31, 2015.

(2)	The leased percentage for the resident units of our senior housing — RIDEA facilities was 88.0% as of December 31, 2015.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the years ended December 31, 2015 and 2014, real estate revenue was $64,397,000 and $3,481,000, respectively, and primarily includes base rent of $47,614,000 and $2,835,000, respectively, and expense recoveries of $9,198,000 and $502,000, respectively.
We did not own or operate any senior housing — RIDEA facilities prior to May 2015 and we did not own or operate any integrated senior health campuses prior to December 2015. Resident fees and services primarily consists of rental fees related to resident leases, extended health care fees and other ancillary services.
Revenue by operating segment consisted of the following for the years ended December 31, 2015 and 2014:

	Years Ended December 31
	2015	2014
Real Estate Revenue
Medical office buildings	$49,804,000	$2,117,000
Senior housing	8,488,000	443,000
Hospitals	5,297,000	921,000
Skilled nursing facilities	808,000	—
	64,397,000	3,481,000
Resident Fees and Services
Senior housing — RIDEA	29,964,000	—
Integrated senior health campuses	66,115,000	—
	96,079,000	—
Total	$160,476,000	$3,481,000

Property Operating Expenses
For the years ended December 31, 2015 and 2014, property operating expenses were $100,330,000 and $899,000, respectively. Property operating expenses consisted of the following for the years ended December 31, 2015 and 2014:

	Years Ended December 31
	2015	2014
Administration	$42,918,000	$9,000
Building maintenance	29,529,000	192,000
Real estate taxes	9,563,000	378,000
Utilities	6,627,000	195,000
Property management fees — third party	3,626,000	50,000
Rental expense	2,553,000	—
Insurance	2,453,000	10,000
RIDEA operating management fees	1,346,000	—
Property management fees — affiliates	738,000	44,000
Amortization of leasehold interests	125,000	1,000
Other	852,000	20,000
Total	$100,330,000	$899,000
Property operating expenses and property operating expenses as a percentage of total revenue by operating segment consisted of the following for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015		2014
Integrated senior health campuses	$60,635,000	91.7%	$—	—%
Senior housing — RIDEA	20,820,000	69.5%	—	—%
Medical office buildings	16,806,000	33.7%	700,000	33.1%
Hospitals	1,625,000	30.7%	120,000	13.0%
Senior housing	391,000	4.6%	79,000	17.8%
Skilled nursing facilities	53,000	6.6%	—	—%
Total/weighted average	$100,330,000	62.5%	$899,000	25.8%
Senior housing — RIDEA facilities and integrated senior health campuses typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, skilled nursing and senior housing facilities. We anticipate that the percentage of operating expenses to revenue will fluctuate based on the types of property we acquire in the future.

General and Administrative
For the years ended December 31, 2015 and 2014, general and administrative was $16,544,000 and $1,238,000, respectively. General and administrative consisted of the following for the years ended December 31, 2015 and 2014:

	Years Ended December 31
	2015	2014
Asset management fees — affiliates	$6,831,000	$160,000
Stock compensation expense	3,165,000	—
Transfer agent services	1,758,000	167,000
Professional and legal fees	1,339,000	282,000
Bad debt expense	1,233,000	—
Share discounts expense	580,000	177,000
Franchise taxes	528,000	103,000
Directors’ and officers’ liability insurance	333,000	142,000
Board of directors fees	283,000	115,000
Bank charges	148,000	19,000
Restricted stock compensation	109,000	62,000
Other	237,000	11,000
Total	$16,544,000	$1,238,000
For the years ended December 31, 2015 and 2014, we incurred $6,831,000 and $160,000, respectively, in asset management fees to our advisor or its affiliates, excluding $37,000 in asset management fees waived by our advisor that would have been incurred during the year ended December 31, 2014. See Note 13, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the waiver. The increase in asset management fees for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is a result of the acquisitions made during the years ended December 31, 2015 and 2014.
Stock compensation expense is related to the value of the profit interest units that were issued to Trilogy Management Services, LLC, or TMS, an unaffiliated third party, who managed our integrated senior health campuses during the year ended December 31, 2015. See Note 12, Equity, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of the profit interest units. Transfer agent services are fees and expenses paid to our transfer agent for investor services. Transfer agent services increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the increase in the number of stockholders that occurred during our offering throughout 2014 and early 2015.
Acquisition Related Expenses
For the year ended December 31, 2015, acquisition related expenses were $74,170,000, which were related primarily to expenses associated with our 23 property acquisitions, including acquisition fees of $36,259,000 incurred to our advisor and its affiliates.
For the year ended December 31, 2014, acquisition related expenses were $8,199,000, which were related primarily to expenses associated with our 11 property acquisitions, including acquisition fees of $6,279,000 incurred to our advisor and its affiliates.
Depreciation and Amortization
For the years ended December 31, 2015 and 2014, depreciation and amortization was $75,714,000 and $1,510,000, respectively, which primarily consisted of depreciation on our operating properties of $25,650,000 and $1,124,000, respectively, and amortization on our identified intangible assets of $50,047,000 and $386,000, respectively.
Interest Expense
For the year ended December 31, 2015, interest expense was $5,619,000, which was primarily related to interest expense on our mortgage loans payable of $3,449,000, interest expense on our revolving line of credit, or the 2014 Corporate Line of Credit, of $1,424,000, $627,000 in amortization of deferred financing costs on our mortgage loans payable and $274,000 in amortization of debt premium/discount.

For the year ended December 31, 2014, interest expense was $258,000, which was primarily related to interest expense on our mortgage loans payable of $107,000, $87,000 in amortization of deferred financing costs on our mortgage loans payable and the 2014 Corporate Line of Credit and $71,000 in unused fees on the 2014 Corporate Line of Credit, partially offset by amortization of debt premium of $7,000.
See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Interest and Other Income
For the years ended December 31, 2015 and 2014, we had interest and other income of $839,000 and $25,000 primarily related to interest earned on funds held in cash accounts. We had higher cash balances in 2015 as compared to 2014.
Liquidity and Capital Resources
As of December 31, 2015, our cash on hand was $48,953,000. Our sources of funds will primarily be operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds are for the acquisition of real estate and real estate-related investments, payment of operating expenses, payment of distributions to our stockholders and interest on our current and future indebtedness. In 2016, we estimate that we will require approximately $26,587,000 to pay interest on our outstanding indebtedness, based on interest rates in effect as of December 31, 2015, and $5,628,000 to pay principal on our outstanding indebtedness.
Generally, cash needs for items other than the acquisition of real estate and real estate-related investments will be met from operations and borrowings. However, there was a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
Based on the properties we owned as of December 31, 2015, we estimate that our expenditures for capital improvements and tenant improvements will require up to $28,695,000 within the next 12 months. As of December 31, 2015, we had $15,250,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
Operating Activities
Cash flows used in operating activities for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, were $22,987,000, $6,329,000 and $0, respectively. For the years ended December 31, 2015 and 2014, cash flows used in operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing Activities
Cash flows used in investing activities for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, were $1,609,349,000, $265,715,000 and $0, respectively. For the year ended December 31, 2015, cash flows used in investing activities primarily related to our 23 property acquisitions in the amount of $1,445,888,000, our acquisition of real estate notes receivables of $142,234,000 and an increase in restricted cash in the amount of $18,293,000. For the year ended December 31, 2014, cash flows used in investing activities primarily related to our 11 property acquisitions in the amount of $259,196,000, the payment of $6,250,000 in real estate deposits and an increase in restricted cash in the amount of $245,000. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
Cash flows provided by financing activities for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, were $1,176,599,000, $776,736,000 and $202,000, respectively. For the year ended December 31, 2015, such cash flows related to funds raised from investors in our offering in the amount of $975,121,000, net borrowings under our revolving line of credit and revolving notes in the amount of $350,000,000 and borrowings under our mortgage loans payable of $2,792,000, partially offset by the payment of offering costs of $95,420,000 in connection with our offering, distributions to our common stockholders of $43,869,000, the payment of deferred financing costs of $7,237,000 and principal payments on our mortgage loans payable in the amount of $1,469,000. For the years ended December 31, 2014, such cash flows related to funds raised from investors in our offering in the amount of $866,302,000, partially offset by the payment of offering costs of $86,432,000 in connection with our offering, distributions to our common stockholders of $2,101,000, the payment of deferred financing costs of $973,000 and principal payments on our mortgage loans payable in the amount of $60,000. For the period from January 11, 2013 (Date of Inception) through December 31, 2013, such cash flows related to $200,000 received from our advisor for the purchase of 22,222 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and other indebtedness to increase as we acquire additional properties and real estate-related investments.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015		2014
Ordinary income	$17,271,000	16.7%	$649,000	13.4%
Capital gain	—	—	—	—
Return of capital	85,923,000	83.3	4,183,000	86.6
	$103,194,000	100%	$4,832,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2015, our aggregate borrowings were 28.4% of the combined fair market value of all of our real estate and real estate-related investments.
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
As of March 30, 2016 and December 31, 2015, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lines of Credit
For a discussion of our lines of credit, see Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2015, we had $312,240,000 ($296,470,000, including discount/premium) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2015, we had $350,000,000 outstanding and $150,000,000 remained available under our lines of credit. See Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2015, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2015, the weighted average effective interest rate on our outstanding debt was 3.98% per annum.

Contractual Obligations
The following table provides information with respect to (1) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit, (2) interest payments on our mortgage loans payable and (3) obligations under our ground, other and capital leases as of December 31, 2015:

	Payments Due by Period
	Less than 1 Year (2016)	1-3 Years (2017-2018)	4-5 Years (2019-2020)	More than 5 Years (after 2020)	Total
Principal payments — fixed-rate debt	$5,628,000	$19,285,000	$23,406,000	$254,573,000	$302,892,000
Interest payments — fixed-rate debt	11,692,000	21,963,000	20,380,000	107,481,000	161,516,000
Principal payments — variable-rate debt	—	77,000,000	282,348,000	—	359,348,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2015)	14,895,000	26,439,000	13,512,000	—	54,846,000
Ground and other lease obligations	235,000	467,000	469,000	16,082,000	17,253,000
Capital leases	8,864,000	13,475,000	3,840,000	—	26,179,000
Total	$41,314,000	$158,629,000	$343,955,000	$378,136,000	$922,034,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,912,000, the majority of which we expect to pay within the first six months of 2018. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the years ended December 31, 2015 and 2014, and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 22, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2015 and 2014, except that we are now exposed to foreign currency exchange rate risks as noted below. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

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
The table below presents, as of December 31, 2015, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$20,746,000	$—	$—	$28,650,000	$—	$—	$49,396,000	$49,568,000
Weighted average interest rate on maturing fixed-rate notes receivable	6.50%	—%	—%	6.75%	—%	—%	6.65%	—
Variable-rate notes receivable — principal payments	$31,277,000	$—	$—	$—	$—	$—	$31,277,000	$31,277,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of December 31, 2015)	6.21%	—%	—%	—%	—%	—%	6.21%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,393,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$5,628,000	$13,343,000	$5,942,000	$6,175,000	$17,231,000	$254,573,000	$302,892,000	$285,050,000
Weighted average interest rate on maturing debt	3.88%	5.23%	3.83%	3.84%	5.24%	3.75%	3.90%	—
Variable-rate debt and lines of credit — principal payments	$—	$77,000,000	$—	$273,000,000	$9,348,000	$—	$359,348,000	$359,651,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2015)	—%	2.25%	—%	4.50%	6.36%	—%	4.06%	—
Real Estate Notes Receivable and Investment, Net
As of December 31, 2015, the carrying value of our real estate notes receivable, net was $80,673,000, which approximates the fair value. As we expect to hold our fixed-rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 14, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and investment, net was 5.27% per annum based on rates in effect as of December 31, 2015. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of December 31, 2015, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.

Mortgage Loans Payable, Net and Lines of Credit
Mortgage loans payable were $312,240,000 ($296,470,000, including discount/premium) as of December 31, 2015. As of December 31, 2015, we had 30 fixed-rate and one variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.43% per annum and a weighted average effective interest rate of 3.98%. In addition, as of December 31, 2015, we had $350,000,000 outstanding under our lines of credit, at a weighted-average interest rate of 4.0% per annum.
An increase in the variable interest rate on our variable-rate mortgage loan payable and lines of credit constitutes a market risk. As of December 31, 2015, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate mortgage loan payable and lines of credit by $1,822,000, or 6.17% of total annualized interest expense on our mortgage loans payable and lines of credit. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the year ended December 31, 2015, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $43,000 for the same period.
Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 8. Financial Statements and Supplementary Data.
See Part IV, Item 15. Exhibits, Financial Statement Schedules.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trilogy Investors, LLC, or Trilogy, an entity that we acquired an approximately 67.6% effective ownership interest in on December l, 2015 and constituted 49.8% of our total assets as of December 31, 2015 and 41.2% of our total revenues for the year ended December 31, 2015. Due to the timing of the acquisition management did not assess the effectiveness of internal control over financial reporting at Trilogy.

Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Effective March 29, 2016, Shannon K S Johnson, resigned from her position as our Chief Financial Officer. Ms. Johnson had been on maternity leave since August 2015. Danny Prosky, our President, Chief Operating Officer and director, who has served as our Interim Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer since August 2015, shall continue to serve in such capacity until we appoint a permanent Chief Financial Officer or until his removal from office.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheets as of December 31, 2015 and 2014	90
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014 and for the Period from January 11, 2013 (Date of Inception) through December 31, 2013	91
Consolidated Statements of Equity for the Years Ended December 31, 2015 and 2014 and for the Period from January 11, 2013 (Date of Inception) through December 31, 2013	92
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and for the Period from January 11, 2013 (Date of Inception) through December 31, 2013	93
Notes to Consolidated Financial Statements	95

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2015 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	145
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
Irvine, CA

We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT III, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Griffin-American Healthcare REIT III, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 30, 2016

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Real estate investments, net	$1,678,398,000	$249,029,000
Real estate notes receivable and investment, net	144,477,000	—
Cash and cash equivalents	48,953,000	504,894,000
Accounts and other receivables, net	120,970,000	40,314,000
Restricted cash	18,538,000	245,000
Real estate and escrow deposits	3,333,000	6,250,000
Identified intangible assets, net	387,137,000	29,636,000
Goodwill	62,911,000	—
Other assets, net	61,502,000	1,316,000
Total assets	$2,526,219,000	$831,684,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net	$296,470,000	$16,959,000
Lines of credit	350,000,000	—
Accounts payable and accrued liabilities	101,917,000	5,924,000
Accounts payable due to affiliates	1,257,000	577,000
Identified intangible liabilities, net	1,026,000	841,000
Capital lease obligations	47,158,000	—
Security deposits, prepaid rent and other liabilities	22,146,000	1,847,000
Total liabilities	819,974,000	26,148,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	22,987,000	2,000

Equity:
Stockholders' equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 191,135,158 and 91,623,241 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,911,000	916,000
Additional paid-in capital	1,718,423,000	821,043,000
Accumulated deficit	(227,715,000)	(16,425,000)
Accumulated other comprehensive loss	(506,000)	—
Total stockholders' equity	1,492,113,000	805,534,000
Noncontrolling interests (Note 12)	191,145,000	—
Total equity	1,683,258,000	805,534,000
Total liabilities, redeemable noncontrolling interests and equity	$2,526,219,000	$831,684,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2015 and 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through
	2015	2014	December 31, 2013
Revenues:
Real estate revenue	$64,397,000	$3,481,000	$—
Resident fees and services	96,079,000	—	—
Total revenues	160,476,000	3,481,000	—

Expenses:
Property operating expenses	100,330,000	899,000	—
General and administrative	16,544,000	1,238,000	—
Acquisition related expenses	74,170,000	8,199,000	—
Depreciation and amortization	75,714,000	1,510,000	—
Total expenses	266,758,000	11,846,000	—
Loss from operations	(106,282,000)	(8,365,000)	—
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(5,619,000)	(258,000)	—
Foreign currency loss	(3,199,000)	—	—
Interest and other income	839,000	25,000	—
Loss from unconsolidated entities	(590,000)	—	—
Loss before income taxes	(114,851,000)	(8,598,000)	—
Income tax expense	(190,000)	—	—
Net loss	(115,041,000)	(8,598,000)	—
Less: net loss attributable to noncontrolling interests	13,708,000	—	—
Net loss attributable to controlling interest	$(101,333,000)	$(8,598,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(0.55)	$(0.66)	$—
Weighted average number of common shares outstanding — basic and diluted	183,234,601	13,052,785	22,222

Net loss	$(115,041,000)	$(8,598,000)	$—
Other comprehensive loss:
Foreign currency translation adjustments	(506,000)	—	—
Total other comprehensive loss	(506,000)	—	—
Comprehensive loss	(115,547,000)	(8,598,000)	—
Less: comprehensive loss attributable to noncontrolling interests	13,708,000	—	—
Comprehensive loss attributable to controlling interest	$(101,839,000)	$(8,598,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015 and 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Stockholders' Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — January 11, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	—	2,000	2,000
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$—	$200,000	$2,000	$202,000
Issuance of common stock	91,298,227	913,000	909,134,000	—	—	910,047,000	—	910,047,000
Offering costs — common stock	—	—	(91,084,000)	—	—	(91,084,000)	—	(91,084,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—	30,000
Issuance of common stock under the DRIP	287,792	3,000	2,731,000	—	—	2,734,000	—	2,734,000
Amortization of nonvested common stock compensation	—	—	32,000	—	—	32,000	—	32,000
Reclassification of noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(7,827,000)	—	(7,827,000)	—	(7,827,000)
Net loss	—	—	—	(8,598,000)	—	(8,598,000)	—	(8,598,000)
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$—	$805,534,000	$—	$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	—	933,840,000	—	$933,840,000
Offering costs — common stock	—	—	(91,148,000)	—	—	(91,148,000)	—	(91,148,000)
Stock based compensation	—	—	—	—	—	—	3,165,000	3,165,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—	30,000
Issuance of common stock under the DRIP	6,245,475	63,000	59,272,000	—	—	59,335,000	—	59,335,000
Amortization of nonvested common stock compensation	—	—	79,000	—	—	79,000	—	79,000
Repurchase of common stock	(380,929)	(4,000)	(3,757,000)	—	—	(3,761,000)	—	(3,761,000)
Contribution from noncontrolling interests	—	—	—	—	—	—	201,688,000	201,688,000
Distributions declared	—	—	—	(109,957,000)	—	(109,957,000)	—	(109,957,000)
Net loss	—	—	—	(101,333,000)	—	(101,333,000)	(13,708,000)	(115,041,000)
Other comprehensive loss	—	—	—	—	(506,000)	(506,000)	—	(506,000)
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000	$1,683,258,000

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through
	2015	2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,041,000)	$(8,598,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,714,000	1,510,000	—
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium and real estate notes receivable loan costs and investment closing costs)	1,512,000	195,000	—
Deferred rent	(2,816,000)	(240,000)	—
Stock based compensation	3,165,000	—	—
Stock based compensation - nonvested restricted common stock	109,000	62,000	—
Acquisition fees paid in stock	501,000	694,000	—
Share discounts	636,000	253,000	—
Loss from unconsolidated entities	590,000	—	—
Bad debt expense	761,000	—	—
Unrealized foreign currency loss	1,789,000	—	—
Change in fair value of contingent consideration	(1,329,000)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(11,174,000)	(1,753,000)	—
Other assets	(3,510,000)	(40,000)	—
Accounts payable and accrued liabilities	22,027,000	2,589,000	—
Accounts payable due to affiliates	1,085,000	162,000	—
Security deposits, prepaid rent and other liabilities	2,994,000	(1,163,000)	—
Net cash used in operating activities	(22,987,000)	(6,329,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(1,445,888,000)	(259,196,000)	—
Acquisition of real estate notes receivable and investment	(142,234,000)	—	—
Loan and closing costs on real estate notes receivable and investment	(3,539,000)	—	—
Capital expenditures	(2,984,000)	(24,000)	—
Restricted cash	(18,293,000)	(245,000)	—
Real estate and escrow deposits	3,300,000	(6,250,000)	—
Principal repayments on real estate notes receivable	289,000	—	—
Net cash used in investing activities	(1,609,349,000)	(265,715,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under mortgage loans payable	2,792,000	—	—
Payments on mortgage loans payable	(1,469,000)	(60,000)	—
Borrowings under the lines of credit	438,105,000	—	—
Payments under the lines of credit	(88,105,000)	—	—
Proceeds from issuance of common stock	975,121,000	866,302,000	200,000
Deferred financing costs	(7,237,000)	(973,000)	—
Repurchase of common stock	(3,761,000)	—	—
Payments under capital leases	(501,000)	—	—
Contribution from noncontrolling interest to operating partnership	—	—	2,000
Security deposits	943,000	—	—
Payment of offering costs	(95,420,000)	(86,432,000)	—
Distributions paid	(43,869,000)	(2,101,000)	—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Year Ended December 31, 2015 and 2014 and for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through
	2015	2014	December 31, 2013
Net cash provided by financing activities	1,176,599,000	776,736,000	202,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(455,737,000)	504,692,000	202,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(204,000)	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	504,894,000	202,000	—
CASH AND CASH EQUIVALENTS — End of period	$48,953,000	$504,894,000	$202,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest (including interest on capital leases)	$8,300,000	$116,000	$—
Income taxes	$9,000	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$3,940,000	$—	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$108,852,000	$—	$—
Other assets	$91,588,000	$137,000	$—
Mortgage loans payable, net	$278,461,000	$17,026,000	$—
Accounts payable and accrued liabilities	$79,715,000	$521,000	$—
Security deposits, prepaid rent and other liabilities	$42,209,000	$3,010,000	$—
Financing Activities:
Noncontrolling interest	$201,688,000	$—	$—
Issuance of common stock under the DRIP	$59,335,000	$2,734,000	$—
Redeemable noncontrolling interest	$22,985,000	$—	$—
Distributions declared but not paid	$9,745,000	$2,992,000	$—
Accrued offering costs due to affiliates	$—	$415,000	$—
Reclassification of noncontrolling interest	$—	$2,000	$—
Receivable from transfer agent	$—	$38,561,000	$—
Accrued deferred financing costs	$48,000	$13,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 , 2014 for the Period from
January 11, 2013 (Date of Inception) through December 31, 2013
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to be taxed as a REIT.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our offering. As of December 31, 2015, a total of $43,558,000 in distributions were reinvested and 4,584,704 shares of our common stock were issued pursuant to the Secondary DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 25, 2016 and expires on February 26, 2017. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM's partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC., or Griffin Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2015, we had completed 34 real estate acquisitions comprising 71 properties, or 74 buildings and 97 integrated senior health campuses, and approximately 10,281,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,253,885,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $142,234,000.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects and have been consistently applied in preparing our accompanying consolidated financial statements.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any variable interest entities, or VIEs, in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity's economic performance as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2015 and 2014, we owned greater than a 99.99% general partnership interest therein. As of December 31, 2015 and 2014, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
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
Restricted Cash
Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance which are restricted as to use or withdrawal.
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Tenant receivables are placed on nonaccrual

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

status when management determines that collectability is not reasonably assured, and thus revenue is recognized using the cash basis method. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Resident fees and services revenue is generally paid by the individual, Medicare or Medicaid programs and other third-party payors. Amounts paid under the Medicare and Medicaid programs are generally established prospectively and are subject to review by the third-party payors.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue comprising additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant and resident receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants or residents to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's or resident's financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors.
As of December 31, 2015 and 2014, we had $8,021,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not write off any receivables to bad debt expense. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, $1,097,000, $0 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of December 31, 2015 and 2014, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not write off any deferred rent receivables directly to bad debt expense or against the allowance for uncollectible accounts.
Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements, including those related to capital leases. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from one month to 20.1 years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life up to 15 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs, e.g., unilateral control of the tenant space during the build-out process. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

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
Impairment of Long-Lived, Goodwill and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset's carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (1) the level payment equivalent of the contract rent paid pursuant to the lease and (2) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs, if any, are based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The net amounts related to in-place lease costs are included in identified intangible assets, in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, would be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and would be included in derivative financial instruments in our accompanying consolidated balance sheets. As of December 31, 2015 and 2014, we do not have any derivative financial instruments.
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

These values are preliminary estimates in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition.
Real Estate Notes Receivable and Investment, Net
Real estate notes receivable and investment, net consists of mortgage loans collateralized by interests in real property and held-to-maturity investment. We record loans at cost. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method and is included in real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan's effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, there were no impairment losses recorded.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We classify our marketable debt security as held-to-maturity because we have the positive intent and ability to hold the security to maturity. Held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.
See Note 4, Real Estate Notes Receivable and Investment, Net, for a further discussion.
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
See Note 14, Fair Value Measurements, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs, deferred rent receivables, and leasing commissions. We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee's earnings or losses is included in our accompanying consolidated statements of operations and comprehensive loss. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
We acquired two investments in unconsolidated entities through the acquisition of Trilogy Investors, LLC, or Trilogy. Investments in unconsolidated entities are included within other assets, net in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses from our investment in unconsolidated entities for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 were $590,000, $0 and $0, respectively.
Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations and comprehensive loss. Leasing commissions are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2015 and 2014, accounts payable and accrued liabilities consist primarily of insurance payables of $21,689,000 and $0, respectively, reimbursement of payroll related costs to our manager for our senior housing — RIDEA facilities and integrated senior health campuses of $19,391,000 and $0, respectively, accrued property taxes of $11,447,000 and $1,914,000, respectively, and accrued distributions of $9,745,000 and $2,992,000, respectively.
Security Deposits, Prepaid Rent and Other Liabilities
As of December 31, 2015 and 2014, security deposits, prepaid rent and other liabilities consist primarily of deferred revenue of $15,219,000 and $454,000, respectively, and contingent consideration obligations in connection with our property acquisitions of $5,912,000 and $1,393,000, respectively.
The contingent consideration obligations are due upon certain criteria being met within specified time frames. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we recorded a net gain on the change in fair value of contingent consideration obligations of $1,329,000, $0 and $0, respectively, which is included in acquisition related expense in our accompanying consolidated statements of operations and comprehensive loss. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Stock Compensation
We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 12, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
We account for stock compensation issued to non-employees in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.  See Note 12, Equity — Noncontrolling Interests, for a further discussion of grants to non-employees.
Foreign Currency
We have real estate and real estate-related investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate and real estate-related investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders' equity in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rate. We also have an intercompany note and payables denominated in GBP with one of our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany note and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive loss. When such intercompany note and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains or losses are generally included in our accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2015 and 2014, we did not have any tax benefits and liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit in our accompanying consolidated statements of operations and comprehensive loss when such changes occur. Deferred tax assets, net of valuation allowances are included in other assets, net in our accompanying consolidated balance sheets. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit in our accompanying consolidated statements of operations and comprehensive loss.
Deferred tax liabilities are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets.
See Note 15, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2015, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing —

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time.
See Note 18, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. In July 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for interim and annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations, or ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 addresses how an entity should (1) identify the unit of accounting for the principal versus agent evaluation, and (2) apply the control principle to certain types of arrangements. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 and ASU 2016-08 on January 1, 2018 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the consolidation analysis required under ASC Topic 810. Specifically, ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs; (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) amends the effect of fee arrangements in the primary beneficiary determination. Further, the application of ASU 2015-02 permits the use of either the full retrospective or modified retrospective adoption approach. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We are continuing to evaluate this guidance, however we do not expect the adoption of ASU 2015-02 on January 1, 2016 will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense, which is consistent with the current presentation in our consolidated financial statements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-03 on January 1, 2016, which did not have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. The cumulative effect of a measurement period adjustment as a result of a change in the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, is required to be recorded in the reporting period in which the adjustment amount is determined, rather than retrospectively. Further, ASU 2015-16 requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not yet been made available for issuance. We adopted ASU 2015-16 on January 1, 2016, which did not have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. It is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not determined the impact the adoption of ASU 2016-01 on January 1, 2018 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years, and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not determined the impact the adoption of ASU 2016-02 on January 1, 2019 will have on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Building, improvements and construction in process	$1,518,611,000	$237,165,000
Land	123,906,000	12,988,000
Furniture, fixtures and equipment	62,481,000	—
	1,704,998,000	250,153,000
Less: accumulated depreciation	(26,600,000)	(1,124,000)
	$1,678,398,000	$249,029,000
Depreciation expense for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 was $25,650,000, $1,124,000 and $0, respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2015 and 2014, and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we incurred capital expenditures of $3,846,000, $0 and $0 on our integrated senior health campuses, $2,706,000, $24,000 and $0 on our medical office buildings, $374,000, $0 and $0 on our senior housing — RIDEA facilities, $25,000, $0 and $0 on our hospitals, respectively. We did not have any capital expenditures on our senior housing facilities or on our skilled nursing facilities for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the years ended December 31, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisition of the first senior housing facility in Crown Senior Care Portfolio on September 15, 2015. Pursuant to our charter, prior to the acquisition of the Crown Senior Care Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of Crown Senior Care Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us. We did not incur such fees and expenses for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2015
For the year ended December 31, 2015, we completed 23 property acquisitions comprising 50 buildings and 97 integrated senior health campuses from unaffiliated parties. The aggregate contract purchase price of these properties was $1,976,185,000 and we incurred $36,259,000 to our advisor and its affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the year ended December 31, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee
Delta Valley ALF Portfolio(4)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$—	$182,000	(5)
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	01/13/15	135,000,000	—	—	3,038,000	(5)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,946,000	—	416,000	(5)
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	01/28/15	68,856,000	—	—	1,549,000	(6)
Orange Star Medical Portfolio	Durango, CO; and Keller, Wharton and Friendswood, TX	Medical Office and Hospital	02/26/15	57,650,000	—	—	1,297,000	(7)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	—	336,000	(7)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	—	293,000	(7)
Homewood AL MOB	Homewood, AL	Medical Office	03/27/15	7,444,000	—	—	167,000	(7)
Paoli PA Medical Plaza	Paoli, PA	Medical Office	04/10/15	24,820,000	14,004,000	—	558,000	(7)
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	05/06/15	18,650,000	—	—	420,000	(7)
Marietta GA MOB	Marietta, GA	Medical Office	05/07/15	13,050,000	—	—	294,000	(7)
Mountain Crest Senior Housing Portfolio (8)	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	05/14/15, 06/11/15 and 11/20/15	75,035,000	10,318,000	—	1,688,000	(7)
Mount Dora Medical Center	Mount Dora, FL	Medical Office	05/15/15	16,300,000	—	—	367,000	(7)
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	05/29/15	66,000,000	—	—	1,485,000	(7)
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	06/30/15	87,500,000	12,098,000	—	1,969,000	(7)
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	07/01/15	12,272,000	—	—	276,000	(7)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee
Napa Medical Center	Napa, CA	Medical Office	07/02/15	$15,700,000	$—	$—	$353,000	(7)
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	08/14/15	36,000,000	—	—	810,000	(7)
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	09/11/15	64,000,000	37,643,000	—	1,440,000	(7)
Crown Senior Care Portfolio(9)	Peel, Isle of Man; Salisbury, Wiltshire, UK; St. Albans, Hertfordshire, UK	Senior Housing	09/15/15, 10/08/15 and 12/08/15	44,554,000	—	—	1,002,000	(7)
Washington DC SNF	Washington, DC	Skilled Nursing	10/29/15	40,000,000	—	—	900,000	(7)
Trilogy(10)	KY, MI, IN, OH	Integrated Senior Health Campuses	12/01/15	1,125,000,000	210,497,000	360,000,000	17,108,000	(7)
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	12/03/15	8,000,000	—	—	180,000	(7)
Marietta GA MOB II	Marietta, GA	Medical Office	12/09/15	5,800,000	—	—	131,000	(7)
Total				$1,976,185,000	$294,506,000	$360,000,000	$36,259,000
___________

(1)	We own 100% of our properties acquired in 2015, with the exception of Trilogy.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
Represents borrowings at the time of acquisition under the $200,000,000 revolving line of credit, or the 2014 Corporate Line of Credit, and a $300,000,000 revolving credit facility, or the Trilogy PropCo Line of Credit, both as defined and further discussed in Note 8, Lines of Credit. We periodically advance funds and pay down both lines of credit as needed.

(4)	On January 8, 2015, we added one additional building to our existing Delta Valley ALF Portfolio. The other two buildings were purchased in September 2014.

(5)
Our advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price which was paid as follows: (1) in cash equal to 2.00% of the contract purchase price and (2) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees.

(6)
With respect to the acquisition of the first two buildings in North Carolina ALF Portfolio in January 2015, our advisor and its affiliates were paid an acquisition fee of 2.25% of the contract purchase price, which was paid as follows: (1) in cash equal to 2.00% of the contract purchase price; and (2) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees. With respect to the additional two buildings added to our existing North Carolina ALF Portfolio in June 2015, our advisor was paid in cash an acquisition fee of 2.25% of the contract purchase price.

(7)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price, except for Trilogy, which we paid our advisor an acquisition fee based only on our portion of the contract purchase price.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	On November 20, 2015, we purchased vacant land as part of Mountain Crest Senior Housing Portfolio for a total price of $35,000.

(9)
On September 15, 2015, we purchased our first senior housing facility of Crown Senior Care Portfolio for a net contract purchase price of £6,850,000, or approximately $10,571,000, based on the currency exchange rate on the acquisition date. On October 8, 2015 and December 8, 2015 we added additional senior housing facilities to our existing Crown Senior Care Portfolio, for a net contract price of £11,300,000 and £11,100,000, respectively, or approximately $17,309,000 and $16,674,000, respectively, based on the currency exchange rate on the applicable acquisition date.

(10)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, or Trilogy Health Services, through our majority-owned subsidiary, Trilogy Holdings, LLC, or Trilogy Holdings. NorthStar Healthcare Income, Inc, or NHI, owns a minority interest in Trilogy Holdings. Trilogy Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy is approximately 67.6%. Our portion of the purchase price for Trilogy was approximately $760,356,000. The acquisition of Trilogy was financed in part by using a combination of debt financing, including: (1) approximately $270,000,000 in borrowings under the Trilogy PropCo Line of Credit; (2) the assumption of 23 U.S. Department of Housing and Urban Development, or HUD, loans with a principal amount totaling approximately $204,000,000 as of December 1, 2015; (3) $90,000,000 in borrowings under the 2014 Corporate Line of Credit; and (4) the assumption of approximately $26,000,000 in other existing indebtedness of Trilogy. The remaining cash balance was financed using: (1) an equity contribution by us of approximately $381,000,000 from cash on hand from the net proceeds of our initial public offering and (2) an equity contribution by NHI of approximately $202,000,000. See Note 17, Business Combinations, for a further discussion.

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

(3)
Our advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price which was paid as follows: (1) in cash equal to 2.00% of the contract purchase price and (2) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Real Estate Notes Receivable and Investment, Net

As of December 31, 2015 we had $144,477,000 of notes receivable and investment, net. We did not have any notes receivable and investment, net as of December 31, 2014. The following is a summary of our notes receivable and investment, net as of December 31, 2015 including unamortized loan and closing costs, net:

	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	Amount	Acquisition Fee(2)
Mezzanine Floating Rate Notes(3)(4)
United States	02/04/15	12/09/16	6.21%	$31,567,000	$31,277,000	$631,000
Mezzanine Fixed Rate Notes(3)(4)
United States	02/04/15	12/09/19	6.75%	28,650,000	28,650,000	573,000
Crown Senior Care Facility(3)(5)
United Kingdom	09/16/15	various	6.50%	23,683,000	20,746,000	432,000
Investment, net(6)	10/15/15	08/25/25	4.24%	N/A	60,945,000	1,209,000
					141,618,000	$2,845,000
Unamortized loan and closing costs, net					2,859,000
					$144,477,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2015.

(2)
Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through December 31, 2015.

(3)
Amount represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns and only requires monthly interest payments. The Mezzanine Floating Rate Notes, Mezzanine Fixed Rate Notes and Crown Senior Care Facility are subject to certain prepayment restrictions if repaid on or before the maturity date. Based on the currency exchange rate as of December 31, 2015, approximately $2,937,000 remained available for future funding under our Crown Senior Care Facility real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements.

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

(5)
We entered into a facility agreement with Caring Homes (TFP) Group Limited, or the CHG Borrower, an unaffiliated third party, on September 16, 2015. The facility agreement matures no later than September 21, 2016. The facility agreement is collateralized by two senior housing facilities in the UK and the income from the CHG Borrower's operations. We acquired two senior housing facilities comprising our existing Crown Senior Care Portfolio during the fourth quarter of 2015. Based on the currency exchange rate as of December 31, 2015, the maximum amount of advances available was £16,000,000, or approximately $23,683,000, and the outstanding balance as of December 31, 2015 was £14,015,000, or approximately $20,746,000. As of December 31, 2015, the CHG Borrower has been identified as a VIE. We do not consolidate such VIE because we do not have the ability to control the activities that most significantly impact the VIE’s economic performance. Our exposure to loss as a result of involvement with such VIE is limited to the outstanding balance of the Crown Senior Care Facility.

(6)
On October 15, 2015, we acquired a commercial mortgage-backed debt security for a purchase price of $60,429,000, or the debt security, from an unaffiliated third party. The debt security was issued by FREMF 2015-KS03 Mortgage Trust, or the Mortgage Trust, and represents a 10.0% beneficial ownership interest in the Mortgage Trust. The Mortgage Trust

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owns a pool of 59 mortgage loans that are secured by 59 U.S. domestic senior housing facilities. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security is subordinate to all other interests in the Mortgage Trust and is not guaranteed by a government-sponsored entity. As of December 31, 2015, the net carrying amount with accretion is $60,945,000. There have been no unrealized holding gains or losses or impairments on the debt security. Our debt security investment is classified as held-to-maturity.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. As of December 31, 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments except for the origination of the Crown Senior Care Facility. Pursuant to our charter, prior to the origination of the Crown Senior Care Facility, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the origination of the Crown Senior Care Facility in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
We did not have any real estate notes receivable or investment as of December 31, 2014. The changes in the carrying amount of real estate notes receivable and investment, net consisted of the following for the year ended December 31, 2015:

Amount
Real estate notes receivable and investment, net — December 31, 2014	$—
Additions:
Acquisition of real estate notes receivable	81,805,000
Investment in debt security	60,429,000
Accretion on debt security	516,000
Loan and closing costs	3,539,000
Deductions:
Foreign currency translation adjustments	(860,000)
Principal collected on real estate notes receivable	(289,000)
Amortization of loan and closing costs	(663,000)
Real estate notes receivable and investment, net — December 31, 2015	$144,477,000
Amortization expense of loan and closing costs is recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Amortized intangible assets:
In-place leases, net of accumulated amortization of $35,531,000 and $339,000 as of December 31, 2015 and 2014, respectively (with a weighted average remaining life of 2.5 years and 15.9 years as of December 31, 2015 and 2014, respectively)	$221,846,000	$24,987,000
Leasehold interests, net of accumulated amortization of $126,000 and $1,000 as of December 31, 2015 and 2014, respectively (with a weighted average remaining life of 56.6 years and 75.0 years as of December 31, 2015 and 2014, respectively)	7,768,000	1,492,000
Above-market leases, net of accumulated amortization of $1,360,000 and $145,000 as of December 31, 2015 and 2014, respectively (with a weighted average remaining life of 5.0 years and 7.0 years as of December 31, 2015 and 2014, respectively)	4,401,000	3,157,000
Unamortized intangible assets:
Purchase option assets(1)	71,000,000	—
Certificates of need	51,855,000	—
Trade names	30,267,000	—
	$387,137,000	$29,636,000
___________

(1)
Under certain leases for our leased facilities, in which we are the lessee, we have the right to acquire the properties at varying dates in the future and at our option.  We estimate the fair value of these purchase option assets by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase.

Amortization expense for the years ended December 31, 2015 and 2014 was $51,413,000 and $536,000, respectively, which included $1,242,000 and $149,000 of amortization recorded against real estate revenue for above-market leases and $125,000 and $1,000 of amortization recorded to property operating expenses for leasehold interests in our accompanying consolidated statements of operations and comprehensive loss. We did not incur any amortization expense on identified intangible assets for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
The aggregate weighted average remaining life of the amortized identified intangible assets was 4.3 and 17.9 years as of December 31, 2015 and 2014, respectively. As of December 31, 2015, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2016	$189,395,000
2017	6,906,000
2018	5,442,000
2019	4,491,000
2020	3,583,000
Thereafter	24,198,000
$234,015,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Investments in unconsolidated entities	$27,210,000	$—
Inventory	16,313,000	—
Deferred financing costs, net of accumulated amortization of $714,000 and $87,000 as of December 31, 2015 and 2014, respectively	7,544,000	899,000
Prepaid expenses, deposits and other assets	7,098,000	177,000
Deferred rent receivables	3,028,000	240,000
Lease commissions, net of accumulated amortization of $17,000 and $0 as of December 31, 2015 and 2014, respectively	309,000	—
	$61,502,000	$1,316,000
Amortization expense on lease commissions for the year ended December 31, 2015 was $17,000. We did not incur any amortization expense on lease commissions for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Amortization expense on deferred financing costs for the years ended December 31, 2015 and 2014 was $627,000 and $87,000, respectively. We did not incur any amortization expense on deferred financing costs for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive loss.
As of December 31, 2015, estimated amortization expense on deferred financing costs and lease commissions for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2016	$2,145,000
2017	1,896,000
2018	1,722,000
2019	1,592,000
2020	192,000
Thereafter	306,000
$7,853,000
7. Mortgage Loans Payable, Net
As of December 31, 2015 and 2014, mortgage loans payable were $312,240,000 ($296,470,000, including discount/premium) and $16,364,000 ($16,959,000, including premium), respectively. As of December 31, 2015, we had 30 fixed-rate and one variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.43% per annum based on interest rates in effect as of December 31, 2015 and a weighted average effective interest rate of 3.98%. As of December 31, 2014, we had two fixed-rate mortgage loans with effective interest rates ranging from 5.00% to 6.29% per annum and a weighted average effective interest rate of 5.63%.
We are required by the terms of certain loan documents to meet certain reporting requirements. As of December 31, 2015 and 2014, we were in compliance with all such requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loans payable, net consisted of the following as of December 31, 2015 and 2014:

			December 31,
	Contractual Interest Rate(1)	Maturity Date	2015	2014
Fixed-Rate Debt:
Carolina Commons SC MOB	5.00%	01/01/23	$8,131,000	$8,426,000
Premier MOB	6.29%	01/05/17	7,792,000	7,938,000
King of Prussia PA MOB	4.50%	12/06/22	9,798,000	—
Paoli PA Medical Plaza	4.31%	03/05/23	13,836,000	—
Pennsylvania Senior Housing Portfolio	6.07%	01/01/20	12,000,000	—
Mountain Crest Senior Housing Portfolio	4.13%	12/01/22	10,237,000	—
Richmond VA ALF	4.25%	08/01/22	37,461,000	—
Trilogy(2)	various	various	203,637,000	—
Total fixed-rate debt			302,892,000	16,364,000
Variable-Rate Debt:
Trilogy(3)	6.43%	09/01/20	9,348,000	—
Total variable-rate debt			9,348,000	—
Total fixed and variable-rate debt			312,240,000	16,364,000
Add: premium			1,916,000	595,000
Less: discount			(17,686,000)	—
Mortgage loans payable, net			$296,470,000	$16,959,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2015.

(2)
Certain indirect subsidiaries of Trilogy are borrowers under 23 separate mortgage loans insured by HUD, or the HUD Loans, all of which were made by Lancaster Pollard Mortgage Company, LLC or KeyBank, National Association, or KeyBank, to the applicable subsidiaries of Trilogy or (in the case of one of the HUD Loans) made by Centennial Mortgage, Inc. to a prior owner and subsequently assumed by a subsidiary of Trilogy. The interest rates are all fixed and range from 2.45% to 4.14% per annum with a weighted average effective interest rate of 2.29%. The HUD Loans mature between 2044 and 2049. Each of the HUD Loans is secured by a mortgage on the senior healthcare facility owned by the applicable borrower.

(3)	An indirect subsidiary of Trilogy is a borrower under a separate construction loan which was made by Pacific West Bank.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following shows the change in mortgage loans payable, net for the years ended December 31, 2015 and 2014:

Amount
Mortgage loans payable, net — December 31, 2013	$—
Additions:
Assumption of mortgage loans payable, net	17,026,000
Deductions:
Scheduled principal payments on mortgage loans payable	(60,000)
Amortization of premium on mortgage loans payable	(7,000)
Mortgage loans payable, net — December 31, 2014	$16,959,000
Additions:
Borrowings on mortgage loans payable, net	2,792,000
Assumption of mortgage loans payable, net	278,461,000
Deductions:
Scheduled principal payments on mortgage loans payable	(1,469,000)
Amortization of discount/premium on mortgage loans payable	(273,000)
Mortgage loans payable, net — December 31, 2015	$296,470,000
As of December 31, 2015, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2016	$5,628,000
2017	13,343,000
2018	5,942,000
2019	6,175,000
2020	26,579,000
Thereafter	254,573,000
$312,240,000
8. Lines of Credit
2014 Corporate Line of Credit
On August 18, 2014, we, through our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2014 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swing line lender and issuer of letters of credit; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint bookrunners; and KeyBank, National Association, or KeyBank, as lender and syndication agent, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or the 2014 Corporate Line of Credit.
On August 18, 2014, we also entered into separate revolving notes, or the 2014 Corporate Revolving Notes, with each of Bank of America and KeyBank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the 2014 Corporate Credit Agreement. The proceeds of loans made under the 2014 Corporate Line of Credit were available to be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions and repayment of debt). Our operating partnership could have obtained up to $20,000,000 in the form of standby letters of credit and up to the greater of $25,000,000 or 10.0% of the maximum principal amount in the form of swingline loans. The 2014 Corporate Line of Credit would have matured on August 18, 2017 and could have been extended for two one-year periods subject to satisfaction of certain conditions, including payment of an extension fee.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 30, 2015, we entered into a Commitment Increase Amendment Agreement, or the Amendment, with Bank of America, as administrative agent, swingline lender and issuer of letters of credit; Bank of America, and KeyBank, as lenders, and the subsidiary guarantors named therein, to increase the aggregate maximum principal amount of the 2014 Corporate Line of Credit to $200,000,000. The material terms of the Amendment provided that with regards to the lenders collectively, the aggregate maximum amount of Revolving Obligations, as defined in the 2014 Corporate Credit Agreement, shall not exceed (1) $60,000,000 from the closing date to and including November 29, 2015, (2) $200,000,000 from November 30, 2015 to and including February 29, 2016, and (3) $60,000,000 from March 1, 2016 and thereafter.
The maximum principal amount of the 2014 Corporate Credit Agreement, as amended, could have been increased up to a total principal amount of $350,000,000, subject to (1) the terms of the 2014 Corporate Credit Agreement, as amended, and (2) such additional financing being offered and provided by existing lenders or new lenders under the 2014 Corporate Credit Agreement, as amended.
At our option, loans under the 2014 Corporate Credit Agreement, as amended, would bear interest at per annum rates equal to (1)(i) the Eurodollar Rate plus (ii) a margin ranging from 1.95% to 2.45% based on our consolidated leverage ratio; or (2)(i) the greater of: (a) the prime rate publicly announced by Bank of America, (b) the Federal Funds Rate (as defined in the Credit Agreement, as amended,) plus 0.50% and (c) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended,) plus 1.00%, plus (ii) a margin ranging from 0.75% to 1.25% based on our consolidated leverage ratio. Accrued interest under the 2014 Corporate Credit Agreement, as amended, was payable monthly.
We were required to pay a fee on the unused portion of the lenders’ commitments under the 2014 Corporate Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments.
The 2014 Corporate Credit Agreement, as amended, contained various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The 2014 Corporate Credit Agreement, as amended, imposed the following financial covenants, which were specifically defined in the 2014 Corporate Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a minimum unencumbered indebtedness yield; (f) a maximum consolidated unencumbered leverage ratio; (g) a minimum consolidated unencumbered interest coverage ratio; (h) limitations on secured recourse indebtedness; and (1) limitations on consolidated unsecured indebtedness. As of December 31, 2015 and 2014, we were in compliance with all such covenants and requirements.
The 2014 Corporate Credit Agreement, as amended, required us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the 2014 Corporate Credit Agreement, as amended. In the event of default, the lenders had the right to terminate their obligations under the 2014 Corporate Credit Agreement, as amended, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. Additionally, until we achieved a consolidated total asset value of $750,000,000, we were required to enter into pledge agreements, pursuant to which we pledged the capital stock of our subsidiaries which owned the real property to be included in the Unencumbered Property Pool, as such term is defined in the 2014 Corporate Credit Agreement, as amended.
Our aggregate borrowing capacity under the 2014 Corporate Line of Credit was $200,000,000 and $60,000,000, respectively, as of December 31, 2015 and 2014. As of December 31, 2015, borrowings outstanding under the 2014 Corporate Line of Credit totaled $77,000,000 and $123,000,000 remained available under the 2014 Corporate Line of Credit. As of December 31, 2014, there were no borrowings outstanding and $60,000,000 remained available under the 2014 Corporate Line of Credit. The weighted average interest rate on borrowings outstanding as of December 31, 2015 was 2.25% per annum.
On February 3, 2016, we, through our operating partnership, terminated the 2014 Corporate Credit Agreement, as amended, and the 2014 Corporate Revolving Notes and entered into a new credit agreement. See Note 22, Subsequent Events — 2016 Corporate Line of Credit, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trilogy PropCo Line of Credit
On December 1, 2015, in connection with the acquisition of Trilogy, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company (as the surviving entity of a merger with Trilogy Finance Merger Sub, LLC, or Trilogy PropCo Parent) and an indirect subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy Co-Borrowers and, together with Trilogy PropCo Parent, or the Trilogy Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; KeyBank Capital Markets and Regions Bank as joint lead arrangers and joint book managers; and the lenders named therein, to obtain the Trilogy Propco Line of Credit with an aggregate maximum principal amount of $300,000,000.
On December 1, 2015, we also entered into separate revolving notes with each of KeyBank and Regions Bank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Trilogy Propco Credit Agreement. The proceeds of the loans made under the Trilogy Propco Line of Credit may be used for working capital, capital expenditures, acquisition of properties and fee interests in leasehold properties and general corporate purposes. The Trilogy PropCo Line of Credit has a four-year term, maturing on December 1, 2019, unless extended for a one year period subject to satisfaction of certain conditions, including payment of an extension fee or otherwise terminated in accordance with the terms thereunder. Availability of the total commitment under the Trilogy PropCo Line of Credit is subject to a borrowing base based on, among other things, the appraised value of certain real estate and villa units constructed on such real estate. On December 1, 2015, the Trilogy Borrowers borrowed $270,000,000 under the Trilogy PropCo Line of Credit, the proceeds of which were used to refinance certain indebtedness of certain Trilogy Co-Borrowers.
Provided that no default or event of default has occurred and subject to certain terms and conditions set forth in the Trilogy PropCo Credit Agreement, the Trilogy Borrowers shall have the option, at any time and from time to time, before the maturity date, to request the increase the total maximum principal amount by $100,000,000 to $400,000,000.
At the Trilogy Borrowers’ option, the Trilogy PropCo Line of Credit bears interest at a floating rate based on an adjusted LIBOR rate plus an applicable margin of 4.25% or an alternate base rate plus an applicable margin of 3.25%. In addition to paying interest on outstanding principal under the Trilogy PropCo Line of Credit, the Trilogy Borrowers will be required to pay an unused fee to the lenders in respect of the unutilized commitments at a rate equal to an initial rate of 0.25%, subject to adjustment depending on usage. Outstanding amounts under the Trilogy PropCo Line of Credit may be prepaid, in whole or in part, at any time, without penalty or premium, subject to customary breakage costs.
The Trilogy PropCo Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including incurrence of debt and limitations on secured recourse indebtedness.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $300,000,000 as of December 31, 2015. As of December 31, 2015, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $273,000,000 and $27,000,000 remained available. The weighted average interest rate on borrowings outstanding as of December 31, 2015 was 4.50% per annum.
9. Identified Intangible Liabilities, Net
As of December 31, 2015 and 2014, identified intangible liabilities consisted of below-market leases of $1,026,000 and $841,000, respectively, net of accumulated amortization of $350,000 and $35,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2015 and 2014 was $356,000 and $35,000, respectively. We did not incur any amortization expense on below-market leases for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 5.4 years and 4.9 years as of December 31, 2015 and 2014, respectively. As of December 31, 2015, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2016	$346,000
2017	234,000
2018	147,000
2019	80,000
2020	51,000
Thereafter	168,000
$1,026,000
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
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred in connection with our offering (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) were paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our offering. These expenses only became our liability to the extent that other organizational and offering expenses did not exceed 2.0% of the gross offering proceeds from our offering. On March 12, 2015, we terminated the primary portion of our offering. As of December 31, 2015 and 2014, our advisor and its affiliates had not incurred expenses on our behalf in excess of 2.0% of the gross offering proceeds from our offering. When recorded by us, other organizational expenses were expensed as incurred, as applicable, and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 13, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Redeemable Noncontrolling Interests
As of December 31, 2015 and 2014, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented in the mezzanine section of our accompanying consolidated balance sheets. See Note 12, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 1, 2015, we, through Trilogy Holdings in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other sellers party thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy's pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy's pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy's pre-closing management have redemption features outside of our control. The redeemable noncontrolling interest carrying amount of $22,985,000 is based on the Level 1 fair value measurement derived from the purchase price we paid to acquire Trilogy on December 1, 2015.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount, increased or decreased for the noncontrolling interests' share of net income or loss and distributions or (2) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Beginning balance	$2,000	$—
Reclassification from equity	—	2,000
Acquisition of Trilogy	22,985,000	—
Net loss attributable to redeemable noncontrolling interests	—	—
Ending balance	$22,987,000	$2,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2015 and 2014, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On March 12, 2015, we terminated the primary portion of our offering. We continued to offer shares of our common stock in our offering pursuant to the DRIP, until the termination of the DRIP portion of our offering and deregistration of our offering on April 22, 2015. The cost of raising funds in our offering as a percentage of gross proceeds received in our offering was 9.9% for the year ended December 31, 2015.
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
Through December 31, 2015, we granted an aggregate of 30,000 shares of our restricted common stock to our independent directors. Through December 31, 2015, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our offering and 6,533,267 shares of our common stock pursuant to the DRIP and the Secondary DRIP. We also repurchased 380,929 shares of our common stock under our share repurchase plan through December 31, 2015. As of December 31, 2015 and 2014, we had 191,135,158 and 91,623,241 shares of our common stock issued and outstanding, respectively.
Selling Commissions
Our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager was allowed to re-allow all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2015 and 2014, we incurred $62,362,000 and $60,784,000, respectively, in selling commissions to our dealer manager. Such commissions

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were charged to stockholders' equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2015 and 2014, we incurred $27,789,000 and $27,308,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, consisted of the following for the year ended December 31, 2015:

Foreign Currency Translation Adjustments
Balance — December 31, 2014	$—
Net change in current period	(506,000)
Balance — December 31, 2015	$(506,000)
Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, as of February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying consolidated balance sheets. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

Noncontrolling Interests
On December 1, 2015, we, through Trilogy Holdings in which we indirectly hold a 70.0% ownership interest pursuant to an equity purchase agreement with Trilogy and other sellers party thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy Holdings and serve as the sole manager of the Trilogy Holdings. NHI, through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy Holdings. As such, for the year ended December 31, 2015, 30.0% of the net earnings of Trilogy Holdings were allocated to noncontrolling interest.
In connection with the acquisition of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to nonemployees. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest 20.0% on each anniversary date of the agreement, December 1, over a five-year period expensed as general and administrative expenses and amortized on a straight-line basis over the vesting period. The performance-based Profit Interests are subject to a performance commitment and vest upon a liquidity event as defined in the Profit Interests agreement. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests will be subject to fair value measurements until vesting occurs with changes to fair value recorded in our accompanying statements of operations and comprehensive loss. For the year ended December 31, 2015, we recognized stock compensation expense related to the Profit Interests of $3,165,000, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss.
There were no canceled, expired or exercised Profit Interests during the year ended December 31, 2015. As of December 31, 2015, no Profit Interests were vested. The nonvested awards are presented as noncontrolling interests and will be re-classified to redeemable noncontrolling interests upon vesting as they have redemption features similar to the common units held by Trilogy's pre-closing management once vested. See Note 11, Redeemable Noncontrolling Interests.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the year ended December 31, 2015, $59,335,000 in distributions were reinvested and 6,245,475 shares of our common stock, respectively, were issued pursuant to the DRIP and the Secondary DRIP. For the year ended December 31, 2014, $2,734,000 in distributions were reinvested and 287,792 shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2015 and 2014, a total of $62,069,000 and $2,734,000, respectively, in distributions were reinvested that resulted in 6,533,267 and 287,792 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP.
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
For the year ended December 31, 2015, we received share repurchase requests and repurchased 380,929 shares of our common stock for an aggregate of $3,761,000 at an average repurchase price of $9.87 per share. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP. No share repurchases were requested or made for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
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
Through December 31, 2015, we granted an aggregate of 22,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, on July 1, 2015, we granted an aggregate of 7,500 shares of restricted common stock, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
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
ASC Topic 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2015 and 2014, we did not assume any forfeitures. For the years ended December 31, 2015 and 2014, we recognized stock compensation expense related to the director grants of $109,000 and $62,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss. We did not incur any stock compensation expense for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
As of December 31, 2015 and 2014, there was $129,000 and $88,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of December 31, 2015, this expense is expected to be recognized over a remaining weighted average period of 1.80 years.
As of December 31, 2015 and 2014, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $210,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2015, 2014 and 2013 and the changes for the years ended December 31, 2015 and 2014 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	—	$—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — December 31, 2014	12,000	$10.00
Granted	15,000	$10.00
Vested	(6,000)	$10.00
Forfeited	—	$—
Balance — December 31, 2015	21,000	$10.00
Expected to vest — December 31, 2015	21,000	$10.00
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Securities, NSAM or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2015 and 2014, we incurred $47,376,000 and $9,641,000, respectively, in fees and expenses to our affiliates as detailed below. We did not incur fees and expenses to our affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering Stage
Other Organizational and Offering Expenses
Our other organizational and offering expenses were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2015 and 2014, we incurred $533,000 and $2,974,000, respectively, in other organizational and offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were reimbursed to our advisor from the gross proceeds of our offering. We did not incur other organizational and offering expenses to our advisor for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.0% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. Until January 30, 2015, the acquisition fee for property acquisitions was paid as follows: (1) in cash equal to 2.00% of the contract purchase price and (2) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at the established offering price as of the date of closing, net of selling commissions and dealer manager fees, which was $9.00 per share. Since January 31, 2015, the acquisition fee for property acquisitions is paid in cash equal to 2.25% of the contract purchase price. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
For the years ended December 31, 2015 and 2014, we incurred $39,204,000 and $6,279,000, respectively, in acquisition fees to our advisor or its affiliates, which included 55,684 shares and 77,139 shares of our common stock issued for the years ended December 31, 2015 and 2014, respectively. We did not incur any acquisition fees to our advisor or its affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
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
For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2015 and 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions except with respect to our acquisition of Crown Senior Care Portfolio. For further discussion, please see Note 3, Real Estate Investments, Net. We did not incur such fees and expenses for the period from January 11, 2013 (Date of Inception) through December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
For the years ended December 31, 2015 and 2014, we incurred $3,000 and $4,000, respectively, in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013.
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
For the years ended December 31, 2015 and 2014, we incurred $6,831,000 and $160,000, respectively, in asset management fees to our advisor or its affiliates. We did not incur any asset management fees to our advisor or its affiliates for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees that may otherwise have been due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, the asset management fees of $37,000 that would have been incurred through December 31, 2014 were waived by our advisor. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
Asset management fees are included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss.
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract their property management duties to any third party and provide oversight of such third-party property manager. Our advisor or its affiliates are paid a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (1) a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property; (2) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property; or (3) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the years ended December 31, 2015 and 2014, we incurred $738,000 and $44,000, respectively, in property management fees to our advisor or its affiliates. For the period from January 11, 2013 (Date of Inception) through December 31, 2013 we did not incur any property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses in our accompanying consolidated statements of operations and comprehensive loss.
Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease.
For the year ended December 31, 2015, we incurred $23,000 in lease fees to our advisor or its affiliates. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the year ended December 31, 2015, we incurred $11,000 in construction management fees to our advisor or its affiliates. For the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any construction management fees to our advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or will be expensed and included in our accompanying consolidated statements of operations and comprehensive loss, as applicable.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
For the 12 months ended December 31, 2015, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.1% and (48.2)%, respectively, for the 12 months ended December 31, 2015.
From the commencement of our offering through December 31, 2014, our operating expenses exceeded this limitation by $199,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.5% and (13.9)%, respectively, from the commencement of our offering through December 31, 2014. We satisfied the conditions of the minimum offering and had funds held in escrow released to us to commence real estate operations in May 2014. We purchased our first property in June 2014. At this early stage of our operations, our general and administrative expenses were relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our net income and our average invested assets was justified from the commencement of our offering through December 31, 2014 given the unusual costs of operating a public company in the early stage of operations.
For the years ended December 31, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $33,000 and $180,000, respectively. Our advisor or its affiliates did not incur any operating expenses on our behalf for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss.
Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, our advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to the Agreement of Limited Partnership, as amended, of our operating partnership, upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of December 31, 2015 and 2014, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President, Chief Operating Officer, Interim Chief Financial Officer and Director, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2014 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on March 5, 2014, our former Chief Financial Officer, Shannon K S Johnson, our Executive Vice President — Acquisitions, Stefan K.L. Oh, our Assistant General Counsel and Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar 2014 Stock Purchase Plans whereby they each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2014. Effective January 1, 2015, Messrs. Hanson, Prosky, Streiff, Oh and Rooney, and Mses. Johnson and Lo, each adopted a stock purchase plan, or the 2015 Stock Purchase Plans, on terms similar to each of the 2014 Stock Purchase Plans described above. The 2015 Stock Purchase Plans each terminated in connection with the termination of the primary portion of our offering.
Purchases of shares of our common stock pursuant to the 2014 Stock Purchase Plans commenced after the initial release from escrow of the minimum offering amount, beginning with the officers' regularly scheduled payroll payment on May 20, 2014. Purchases of shares of our common stock pursuant to the 2015 Stock Purchase Plans commenced with the officers' regularly scheduled payroll payment paid on or after January 1, 2015. The shares of common stock were purchased at a price of $9.00 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee.
For the years ended December 31, 2015 and 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2015		2014
Officer's Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$17,000	1,902	59,000	6,574
Danny Prosky	President, Chief Operating Officer, Interim Chief Financial Officer and Director	20,000	2,246	81,000	9,053
Mathieu B. Streiff	Executive Vice President, General Counsel	19,000	2,062	74,000	8,188
Stefan K.L. Oh	Executive Vice President — Acquisitions	2,000	168	14,000	1,556
Cora Lo	Assistant General Counsel and Secretary	1,000	106	8,000	900
Chris Rooney	Vice President — Asset Management	1,000	135	12,000	1,366
Shannon K S Johnson	Former Chief Financial Officer	1,000	165	13,000	1,475
		$61,000	6,784	$261,000	29,112
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2015 and 2014:

	December 31,
Fee	2015	2014
Asset and property management fees	$1,111,000	$131,000
Acquisition fees	133,000	31,000
Construction management fees	9,000	—
Operating expenses	3,000	—
Lease commissions	1,000	—
Offering costs	—	415,000
	$1,257,000	$577,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Contingent consideration assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Contingent consideration obligations	$—	$—	$5,912,000	$5,912,000
Warrants	—	—	1,014,000	1,014,000
Total liabilities at fair value	$—	$—	$6,926,000	$6,926,000
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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2015 and 2014. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.
Assets
Contingent Consideration
As of December 31, 2015, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB in January 2015, there was a contingent consideration receivable in the amount of either $0 or $1,100,000. We would have received $1,100,000 in the event that within one year of the acquisition date certain criteria were not met, including the seller leasing 4,536 square feet of GLA meeting certain lease terms, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. Such contingency expired in January 2016. In addition, in connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $634,000. We would receive payment in the event that a tenant occupying 6,611 square feet of GLA terminates their lease early, prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of December 31, 2015, we do not believe that we will receive such amounts, and therefore, we have not recorded any contingent consideration receivables. When recorded by us, contingent consideration assets will be included in other assets, net in our accompanying consolidated balance sheets.
Liabilities
Contingent Consideration
As of December 31, 2015 and 2014, we have accrued $5,912,000 and $1,393,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Such consideration will be paid upon various conditions

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being met, including our tenants achieving certain operating performance metrics and sellers' leasing unoccupied space, as discussed below.
Of the amount accrued as of December 31, 2015, $4,131,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $1,381,000 relates to our acquisition of Stockbridge GA MOB II and $400,000 relates to King of Prussia PA MOB. Of the amount accrued as of December 31, 2014, $795,000 relates to our acquisition of Acworth Medical Complex and $598,000 relates to DeKalb Professional Center. Both contingencies expired without any payment required in 2015.
An estimated total amount of $4,131,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that we will receive notification from the tenant for a payment three years from the date of acquisition and assumed an applicable rate, as such term is used in the lease agreement, of 7.2%. In addition, we applied a discount rate of 1.06% per annum for the buildings.
As of December 31, 2015, we have accrued $1,381,000 related to Stockbridge GA MOB II, and such consideration will be paid within 18 months of the acquisition date based on the seller's leasing of one or both unoccupied spaces and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. The range of payment is $0 up to no limit and we have assumed that the seller will lease both of the unoccupied spaces within the specified time frame.
Warrants
As of December 31, 2015 and 2014, we have recorded $1,014,000 and $0, respectively, related to warrants in Trilogy common units held by certain members of Trilogy's pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 11, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2015, the carrying value is a reasonable estimate of fair value as the warrants were issued at fair value on December 1, 2015.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration assets and obligations subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of December 31, 2015 and 2014 for the contingent consideration obligations:

		Range of Inputs/Inputs		Fair Value
		December 31,		December 31,
Acquisition	Unobservable Inputs(5)	2015	2014	2015	2014
Contingent Consideration
North Carolina ALF Portfolio — North Raleigh and Mooresville(1)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,516,000	N/A	$3,524,000	$—
	Timing of Payment	January 27, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	1.06%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
Acworth Medical Complex(2)	Percentage of Total Unoccupied Square Footage Leased Up	N/A	72.3%	$—	$795,000
	Rental Rate per Square Foot	N/A	$16.00
	Tenant Improvement Allowance per Square Foot	N/A	$30.00
DeKalb Professional Center(2)	Percentage of Total Unoccupied Square Footage Leased Up	N/A	100%	$—	$598,000
	Rental Rate per Square Foot	N/A	$15.50
	Tenant Improvement Allowance per Square Foot	N/A	$30.00
King of Prussia PA MOB(3)	Percentage of Total Unoccupied Square Footage Leased Up	100%	N/A	$400,000	$—
	Percentage of Allowance for Tenant Improvements and Leasing Commissions to be Paid	100%	N/A
North Carolina ALF Portfolio — Clemmons and Wake Forest(1)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$1,491,000	N/A	$607,000	$—
	Timing of Payment	June 28, 2018	N/A
	Applicable Rate, as Defined	7.2%	N/A
	Discount Rate per Annum	1.06%	N/A
	Percentage of Eligible Payment Requested	100%	N/A
Stockbridge GA MOB II(4)	Percentage of Total Unoccupied Square Footage Leased Up	100%	N/A	$1,381,000	$—
	Timing of Payment	March 3, 2017	N/A
	Capitalization Rate, as Defined	7.5%	N/A
	Initial Base Rent	$17.00 per square foot	N/A
	Tenant Improvement Allowance per Square Foot	$30.00	N/A
	Lease Commission Rate	4.00%	N/A
___________

(1)
The most significant input to the valuation is the tenant’s annualized EBITDAR, as defined in the lease agreement. An increase (decrease) in the tenant’s annualized EBITDAR, as defined, would increase (decrease) the fair value.

(2)
The most significant input to the valuation is the percentage of total unoccupied square footage leased up and the rental rate per square foot. An increase (decrease) in the percentage of total unoccupied square footage leased up and rental rate per square foot would increase (decrease) the fair value. An increase (decrease) in the tenant improvement allowance per square foot would decrease (increase) the fair value.

(3)
The most significant input to the valuation is the percentage of total unoccupied square footage leased up. An increase (decrease) in the percentage of total unoccupied square footage leased up would increase (decrease) the fair value. An increase (decrease) in the percentage of allowance for tenant improvements and leasing commissions to be paid would increase (decrease) the fair value.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
The most significant input to the valuation is the percentage of total unoccupied square footage leased up. An increase (decrease) in the percentage of total unoccupied square footage leased up would increase (decrease) the fair value. An increase (decrease) in the tenant improvement allowance per square foot would decrease (increase) the fair value. An increase (decrease) in initial base rent would increase (decrease) the fair value.

(5)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of December 31, 2015 and 2014.

We did not have any contingent consideration assets and obligations for the period from January 11, 2013 (Date of Inception) through December 31, 2013. The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Contingent Consideration Assets:
Beginning balance	$—	$—
Additions to contingent consideration assets	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—
Ending balance	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to assets still held	$—	$—

Contingent Consideration Obligations:
Beginning balance	$1,393,000	$—
Additions to contingent consideration obligations	5,848,000	1,393,000
Realized/unrealized gains recognized in earnings	(1,329,000)	—
Ending balance	$5,912,000	$1,393,000
Amount of total gains included in earnings attributable to the change in unrealized gains related to obligations still held	$(1,329,000)	$—
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures.
Our accompanying consolidated balance sheets include the following financial instruments: real estate notes receivable, net, debt security investment, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under our lines of credit.
We consider the carrying values of real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits and accounts payable, accrued liabilities and borrowings under our lines of credit to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. As of December 31, 2015, the fair value of the debt security

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment was $94,393,000, compared to the carrying amount of $60,945,000. We have determined that the investment valuation is classified in Level 2 within the fair value hierarchy.
The fair value of the mortgage loans payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2015 and 2014, the fair value of the mortgage loans payable was $294,701,000 and $17,058,000, respectively, compared to the carrying value of $296,470,000 and $16,959,000, respectively. We have determined that the mortgage loans payable valuations and our lines of credit are classified in Level 2 within the fair value hierarchy.
15. Income Taxes and Distributions
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRSs pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
We did not incur income taxes for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Components of loss before income taxes for the year ended December 31, 2015 were as follows:

2015
Domestic	$(109,748,000)
Foreign	(5,103,000)
Loss before income taxes	$(114,851,000)
The components of income tax expense (benefit) for the year ended December 31, 2015 were as follows:

2015
Federal deferred	$(6,156,000)
State deferred	(1,291,000)
Federal current	147,000
Foreign current	43,000
Valuation allowances	7,447,000
Total income tax expense (benefit)	$190,000
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2015, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax expense (benefit) in our accompanying consolidated statements of operations and comprehensive loss. We did not have any deferred tax assets and liabilities as of December 31, 2014. The components of deferred tax assets and liabilities as of December 31, 2015 were as follows:

Amount
Deferred income tax assets:
Fixed assets & intangibles	$5,840,000
Expense accruals & other	1,050,000
Net operating loss	557,000
Valuation allowances	(7,447,000)
Total deferred income tax assets	$—
Deferred income tax liabilities:
Foreign – built-in-gains, real estate properties	$—
Other – temporary differences	—
Total deferred income tax liabilities	$—
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015		2014
Ordinary income	$17,271,000	16.7%	$649,000	13.4%
Capital gain	—	—	—	—
Return of capital	85,923,000	83.3	4,183,000	86.6
	$103,194,000	100%	$4,832,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
16. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2050 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2015 for each of the next five years ending December 31 and thereafter was as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2016	$70,659,000
2017	67,976,000
2018	62,906,000
2019	58,927,000
2020	53,255,000
Thereafter	442,293,000
$756,016,000
Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2112, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2015 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2016	$235,000
2017	233,000
2018	234,000
2019	234,000
2020	235,000
Thereafter	16,082,000
$17,253,000
We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840, Leases. A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75.0% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90.0% of the fair value of the leased asset. Future minimum lease payments under capital leases as of December 31, 2015 for each of the next five years ending December 31 was as follows:

Year	Amount(1)
2016	$8,864,000
2017	8,236,000
2018	5,239,000
2019	2,660,000
2020	1,180,000
$26,179,000
___________

(1)	Amounts above represent principal of $22,658,000 and interest obligations of $3,521,000 under capital lease arrangements.
As of December 31, 2015 and 2014, we have recorded $24,500,000 and $0, respectively, of purchase option liabilities which are included in capital lease obligations, in our accompanying consolidated balance sheets. Purchase option liabilities are recorded at their estimated fair value by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Business Combinations
2015
For the year ended December 31, 2015, using net proceeds from our offering and the assumption of mortgage loans payable and lines of credit, we completed 23 property acquisitions comprising 50 buildings and 97 integrated senior health campuses, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $1,976,185,000, plus closing costs and acquisition fees of $64,210,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the property acquisitions during the year ended December 31, 2015 are reflected in our accompanying consolidated statements of operations and comprehensive loss for the period from date of acquisition of each property through December 31, 2015. We present separately Independence MOB Portfolio, Pennsylvania Senior Housing Portfolio and Trilogy which are individually significant property acquisitions during the year ended December 31, 2015. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 under the Fair Value Measurement and Disclosure framework.
For the period from the acquisition date through December 31, 2015, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
Independence MOB Portfolio	$14,021,000	$2,171,000
Pennsylvania Senior Housing Portfolio	$8,500,000	$(2,743,000)
Trilogy	$66,115,000	$(18,588,000)
Other 2015 Acquisitions	$46,235,000	$(1,344,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our initial accounting for the acquisitions completed during 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 23 acquisitions, which we determined using Level 2 and Level 3 inputs:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Trilogy(1)	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$501,353,000	$530,242,000
Land	7,367,000	2,994,000	42,157,000	50,776,000
Furniture, fixtures and equipment	—	635,000	59,192,000	1,966,000
Construction in progress	—	—	17,132,000	—
In-place leases	7,182,000	8,057,000	183,704,000	48,041,000
Purchase option assets	—	—	71,000,000	—
Above-market leases	1,321,000	—	—	1,163,000
Leasehold interest	5,715,000	—	—	687,000
Capital lease assets	—	—	43,601,000	—
Goodwill	—	—	62,911,000	—
Trade names	—	—	30,267,000	—
Certificate of need	—	—	51,295,000	—
Other assets	—	—	42,293,000	—
Total assets acquired	135,312,000	88,656,000	1,104,905,000	632,875,000
Lines of credit	—	—	(270,000,000)	—
Mortgage loans payable, net	—	(13,271,000)	(193,220,000)	(71,969,000)
Below-market leases	(350,000)	—	—	(193,000)
Capital lease obligations	—	—	(47,660,000)	—
Other liabilities	—	—	(7,634,000)	(5,848,000)	(2)
Total liabilities assumed	(350,000)	(13,271,000)	(518,514,000)	(78,010,000)
Net assets acquired	$134,962,000	$75,385,000	$586,391,000	$554,865,000
___________

(1)	Trilogy's assets and liabilities acquired are consolidated and reported at 100%. We own approximately 67.6% of the net assets acquired.

(2)
Included in other liabilities is $4,067,000, $1,381,000 and $400,000 accrued for as contingent consideration obligations in connection with the purchase of North Carolina ALF Portfolio, Stockbridge GA MOB II and King of Prussia PA MOB, respectively. $1,014,000 is for the warrant liability accrued with the acquisition of Trilogy. For a further discussion, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value.

Assuming the property acquisitions in 2015 discussed above had occurred on January 1, 2014, for the years ended December 31, 2015 and 2014, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Years Ended December 31,
	2015	2014
Revenue	$918,450,000	$888,332,000
Net loss	$(41,824,000)	$(227,678,000)
Net loss attributable to controlling interest	$(46,311,000)	$(225,835,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.15)	$(1.73)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2014. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2015 and added to the 2014 pro forma results. The pro forma results are not necessarily

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
2014
For the year ended December 31, 2014, using net proceeds from our offering and the assumption of mortgage loans payable, we completed 11 property acquisitions comprising 24 buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $277,700,000, plus closing costs and acquisition fees of $7,373,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and mortgage loans payable assumed. We did not complete any property acquisitions for the year ended December 31, 2013.
Results of operations for the property acquisitions during the year ended December 31, 2014 are reflected in our accompanying consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through December 31, 2014. For the period from the acquisition date through December 31, 2014, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
DeKalb Professional Center	$187,000	$23,000
Country Club MOB	$145,000	$(51,000)
Acworth Medical Complex	$309,000	$126,000
Wichita KS MOB	$349,000	$110,000
Delta Valley ALF Portfolio	$443,000	$200,000
Lee's Summit MO MOB	$267,000	$40,000
Carolina Commons MOB	$259,000	$(68,000)
Mount Olympia MOB Portfolio	$140,000	$43,000
Southlake TX Hospital	$922,000	$510,000
East Texas MOB Portfolio	$412,000	$25,000
Premier MOB	$48,000	$18,000

The fair value of the assets acquired and liabilities assumed of our 11 acquisitions at the time of each acquisition is shown below:

	DeKalb Professional Center		Country Club MOB	Acworth Medical Complex		Wichita KS MOB	Delta Valley ALF Portfolio	Lee's Summit MO MOB
Building and improvements	$2,871,000		$2,306,000	$6,123,000		$6,288,000	$11,472,000	$5,068,000
Land	479,000		240,000	570,000		943,000	679,000	1,045,000
In-place leases	172,000		190,000	407,000		590,000	1,194,000	442,000
Above-market leases	—		21,000	251,000		958,000	—	195,000
Total assets acquired	3,522,000		2,757,000	7,351,000		8,779,000	13,345,000	6,750,000
Below-market leases	(112,000)		—	(113,000)		(24,000)	—	—
Other liabilities	(598,000)	(1)	—	(795,000)	(1)	—	—	—
Total liabilities assumed	(710,000)		—	(908,000)		(24,000)	—	—
Net assets acquired	$2,812,000		$2,757,000	$6,443,000		$8,755,000	$13,345,000	$6,750,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carolina Commons MOB	Mount Olympia MOB Portfolio	Southlake TX Hospital	East Texas MOB Portfolio	Premier MOB
Building and improvements	$9,430,000	$14,008,000	$108,517,000	$60,638,000	$10,420,000
Land	1,028,000	916,000	5,089,000	1,355,000	644,000
In-place leases	653,000	1,226,000	14,394,000	5,513,000	592,000
Above-market leases	1,136,000	—	—	—	745,000
Leasehold interest	—	—	—	1,493,000	—
Total assets acquired	12,247,000	16,150,000	128,000,000	68,999,000	12,401,000
Mortgage loans payable, net	(8,720,000)	—	—	—	(8,306,000)
Below-market leases	—	—	—	(608,000)	(19,000)
Total liabilities assumed	(8,720,000)	—	—	(608,000)	(8,325,000)
Net assets acquired	$3,527,000	$16,150,000	$128,000,000	$68,391,000	$4,076,000
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
18. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2015, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are acquired and similarly structured as our hospital investments. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency loss, interest and other income and income tax expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net loss because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposit, deferred financing costs, other receivables and other assets not attributable to individual properties.
We had no operations during the period from January 11, 2013 (Date of Inception) through December 31, 2013. Summary information for the reportable segments during the years ended December 31, 2015 and 2014 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2015
Revenues:
Real estate revenue	$49,804,000	$808,000	$5,297,000	$8,488,000	$—	$—	$64,397,000
Resident fees and services	—	—	—	—	29,964,000	66,115,000	96,079,000
Total revenues	49,804,000	808,000	5,297,000	8,488,000	29,964,000	66,115,000	160,476,000
Expenses:
Property operating expenses	16,806,000	53,000	1,625,000	391,000	20,820,000	60,635,000	100,330,000
Segment net operating income	$32,998,000	$755,000	$3,672,000	$8,097,000	$9,144,000	$5,480,000	$60,146,000
Expenses:
General and administrative							$16,544,000
Acquisition related expenses							74,170,000
Depreciation and amortization							75,714,000
Loss from operations							(106,282,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(5,619,000)
Foreign currency loss							(3,199,000)
Interest and other income							839,000
Loss from unconsolidated entities							(590,000)
Loss before income taxes							(114,851,000)
Income tax expense							(190,000)
Net loss							$(115,041,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2014
Revenues:
Real estate revenue	$2,117,000	$—	$921,000	$443,000	$—	$—	$3,481,000
Expenses:
Property operating expenses	700,000	—	120,000	79,000	—	—	899,000
Segment net operating income	$1,417,000	$—	$801,000	$364,000	$—	$—	$2,582,000
Expenses:
General and administrative							$1,238,000
Acquisition related expenses							8,199,000
Depreciation and amortization							1,510,000
Loss from operations							(8,365,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)							(258,000)
Interest and other income							25,000
Net loss							$(8,598,000)
Assets by reportable segment as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Integrated senior health campuses	$1,258,308,000	$—
Medical office buildings	577,886,000	139,425,000
Senior housing — RIDEA	290,897,000	—
Senior housing	225,574,000	13,580,000
Hospitals	127,372,000	129,075,000
Skilled nursing facilities	39,945,000	—
Other	6,237,000	549,604,000
Total assets	$2,526,219,000	$831,684,000
As of December 31, 2015, goodwill of $62,911,000 was allocated to integrated senior health campuses, and no other segments had goodwill. There was no goodwill as of December 31, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,		Period from January 11, 2013 (Date of Inception) through
	2015	2014	December 31, 2013
Revenues:
United States	$159,673,000	$3,481,000	$—
International	803,000	—	—
Total revenues	$160,476,000	$3,481,000	$—

	December 31,
	2015	2014
Real estate investments, net:
United States	$1,638,074,000	$249,029,000
International	40,324,000	—
Total real estate investments, net	$1,678,398,000	$249,029,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and investment, cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate notes receivable and investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable and investment are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2015 and 2014, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2015, two states in the United States accounted for 10.0% or more of the annualized base rent of our total property portfolio. Properties located in Indiana and Texas accounted for 41.4% and 12.6%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Based on leases in effect as of December 31, 2015, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, hospitals, senior housing and skilled nursing facilities, accounted for 45.1%, 28.2%, 11.3%, 7.4%, 5.8% and 2.2%, respectively, of our annualized base rent. As of December 31, 2015, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2015.
20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $10,000 and $2,000, respectively, for the years ended December 31, 2015 and 2014. For the period from January 11, 2013 (Date of Inception) through December 31, 2013, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of December 31, 2015, 2014 and 2013, there were 21,000, 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2015, 2014 and 2013, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$100,549,000	$29,280,000	$17,884,000	$12,763,000
Expenses	(171,346,000)	(44,458,000)	(30,466,000)	(20,488,000)
Loss from operations	(70,797,000)	(15,178,000)	(12,582,000)	(7,725,000)
Other expense	(5,502,000)	(2,433,000)	(261,000)	(373,000)
Income tax benefit (expense)	140,000	(330,000)	—	—
Net loss	(76,159,000)	(17,941,000)	(12,843,000)	(8,098,000)
Less: net loss attributable to noncontrolling interests	11,204,000	2,504,000	—	—
Net loss attributable to controlling interest	$(64,955,000)	$(15,437,000)	$(12,843,000)	$(8,098,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.35)	$(0.08)	$(0.07)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	190,629,929	189,099,028	187,460,097	165,407,740

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$2,961,000	$496,000	$24,000	$—
Expenses	(9,172,000)	(2,064,000)	(564,000)	(46,000)
Loss from operations	(6,211,000)	(1,568,000)	(540,000)	(46,000)
Other expense	(208,000)	(25,000)	—	—
Net loss	(6,419,000)	(1,593,000)	(540,000)	(46,000)
Less: net (income) loss attributable to noncontrolling interests	—	—	(1,000)	1,000
Net loss attributable to controlling interest	$(6,419,000)	$(1,593,000)	$(541,000)	$(45,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.17)	$(0.13)	$(0.47)	$(2.03)
Weighted average number of common shares outstanding — basic and diluted	38,687,859	11,935,505	1,152,933	22,222
22. Subsequent Events
2016 Corporate Line of Credit
On February 3, 2016, we terminated the 2014 Corporate Credit Agreement, as amended, and the 2014 Corporate Revolving Notes, with each of Bank of America and KeyBank and we entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America as administrative agent, a swing line lender and a letter of credit issuer; Merrill Lynch,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pierce, Fenner & Smith Incorporated, as joint lead arranger and sole bookrunner; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; KeyBanc Capital Markets, as joint lead arranger; Citizens Bank, National Association, as joint lead arranger; and the lenders named therein, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. We also entered into separate revolving notes, or the 2016 Corporate Revolving Notes, and separate term notes, or the Term Notes, with each of Bank of America, Keybank, Citizens Bank, National Association, Fifth Third Bank, an Ohio Banking Corporation and The Huntington National Bank. We may borrow up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2016 Corporate Line of Credit matures on February 3, 2019, and may be extended for one 12-month period during the term of the 2016 Corporate Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee.
The maximum principal amount of the 2016 Corporate Line of Credit may be increased by up to $500,000,000, for a total principal amount of $1,000,000,000, subject to (a) the terms of the 2016 Corporate Credit Agreement and (b) such additional financing being offered and provided by existing lenders or new lenders under the 2016 Corporate Credit Agreement.
Until such time as we or our operating partnership have obtained two investment grade ratings from any of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and/or Fitch Ratings, loans under the 2016 Corporate Line of Credit bear interest at per annum rates equal to, at our option, either (a)(i) the Eurodollar Rate, as defined in the 2016 Corporate Credit Agreement, plus (ii) in the case of revolving loans, a margin ranging from 1.55% to 2.20% per annum based on our and our consolidated subsidiaries’ consolidated leverage ratio and in the case of term loans, a margin ranging from 1.50% to 2.10% per annum based on our and our consolidated subsidiaries’ consolidated leverage ratio, or (b)(i) the greatest of: (w) the prime rate publicly announced by Bank of America, (x) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% per annum, (y) the one-month Eurodollar Rate (as defined in the Credit Agreement) plus 1.00% per annum and (z) 0.00%, plus (ii) in the case of revolving loans, a margin ranging from 0.55% to 1.20% per annum based on our and our consolidated subsidiaries’ consolidated leverage ratio and in the case of term loans, a margin ranging from 0.50% to 1.10% per annum based on our and our consolidated subsidiaries’ consolidated leverage ratio.
After such time as we or our operating partnership have obtained two investment grade ratings from any of Moody's Investors Service, Inc., Standard & Poor's Rating Services and/or Fitch Ratings and submitted a written election to the administrative agent, loans under the 2016 Corporate Line of Credit shall bear interest at per annum rates equal to, at the option of our operating partnership, either (a)(i) the Eurodollar Rate, as defined in the 2016 Corporate Credit Agreement, plus (ii) in the case of revolving loans, a margin ranging from 0.925% to 1.70% per annum based on our or our operating partnership’s debt ratings and in the case of term loans, a margin ranging from 1.00% to 1.95% per annum based on our or our operating partnership's debt ratings, or (b)(i) the greatest of: (w) the prime rate publicly announced by Bank of America, (x) the Federal Funds Rate (as defined in the 2016 Corporate Credit Agreement) plus 0.50% per annum, (y) the one-month Eurodollar Rate (as defined in the 2016 Corporate Credit Agreement) plus 1.00% per annum and (z) 0.00%, plus (ii) in the case of resolving loans, a margin ranging from 0.00% to 0.70% per annum based on our or our operating partnership’s debt ratings and in the case of term loans, a margin ranging from 0.00% to 0.95% per annum based on our or our operating partnership's debt ratings. Accrued interest under the 2016 Corporate Credit Agreement is payable monthly.
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Revolving Credit Facility in an amount equal to 0.30% per annum on the actual average daily unused portion of the Revolver Facility Amount, as defined in the 2016 Corporate Credit Agreement, if the average daily amount of actual usage is less than 50.0% and an amount equal to 0.20% per annum on the actual average daily unused portion of the Revolver Facility Amount, as defined in the 2016 Corporate Credit Agreement, if the actual average daily usage is greater than 50%. Such fee shall be payable quarterly in arrears, commencing on the first quarterly date to occur after the closing date. We are also required to pay a fee on the unused portion of the lenders' commitments under the 2016 Corporate Term Loan Facility in an amount equal to (y) 0.25% per annum multiplied by (z) the actual daily amount of the unused Term Loan Commitments, as defined in the 2016 Corporate Credit Agreement, during the period for which payment is made. The unused fee on Term Loan Facility shall be payable (i) quarterly in arrears, commencing on the first quarterly payment date to occur after the closing date, and (ii) on the date which is the earliest of (a) 180 days after the closing date, (b) the date of the draw of the full amount of the 2016 Corporate Term Loan Facility or (c) the date on which the Term Loan Commitments, defined in the 2016 Corporate Credit Agreement, shall have been terminated as provided in the 2016 Corporate Credit Agreement.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2016 Corporate Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness.
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a Delaware corporation, and a direct subsidiary of Trilogy and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and a lender, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. The Trilogy OpCo Line of Credit is secured primarily by residents' receivables of the Trilogy OpCo Borrowers. The principal amount of the Trilogy OpCo Line of Credit may be increased one time during the term by up to $18,000,000, for a maximum amount of $60,000,000 subject to terms of the Trilogy OpCo Credit Agreement.
The Trilogy OpCo Line of Credit has a five-year term, maturing on March 21, 2021, unless otherwise terminated in accordance with the terms thereunder. The Trilogy OpCo Line of Credit bears interest at a floating rate based on, at the Trilogy OpCo Borrowers’ option, an adjusted LIBOR rate plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. Accrued interest under the Trilogy Opco Line of Credit will be payable monthly.
In addition to paying interest on outstanding principal under the Trilogy OpCo Line of Credit, the Trilogy OpCo Borrowers will be required to pay an unused line fee in an amount equal to 0.50%, per annum times the average monthly unutilized commitment. The unused line fee shall be payable monthly in arrears, commencing on the first day of each month from and after the closing date up to the first day of the month prior to the date on which the obligations are paid in full and on the date on which the obligations are paid in full. If the commitment is terminated prior to the second anniversary of the closing date, a prepayment premium of 1.00% of the total commitment applies.
The Trilogy OpCo Credit Agreement contains customary events of default, covenants and other terms, including, among other things, restrictions on the payment of dividends and other distributions, incurrence of indebtedness, creation of liens and transactions with affiliates. Availability of the total commitment under the Trilogy OpCo Line of Credit is subject to a borrowing base based on, among other things, the eligible accounts receivable outstanding of the Trilogy OpCo Borrowers.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Acquisitions
Subsequent to December 31, 2015, we completed the acquisitions of eight buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $89,635,000 and we paid $1,954,000 in acquisition fees to our advisor in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of these acquisitions. The following is a summary of our property acquisitions subsequent to December 31, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	2016 Corporate Line of Credit(3)	Acquisition Fee (4)
Naperville MOB	Naperville, IL	Medical Office	01/12/16	$17,385,000	$—	$18,000,000	$391,000
Lakeview IN Medical Plaza(5)	Indianapolis, IN	Medical Office	01/21/16	20,000,000	17,075,000	3,500,000	387,000
Pennsylvania Senior Housing Portfolio	Palmyra, PA	Senior Housing — RIDEA	02/01/16	27,500,000	—	27,200,000	619,000
Snellville GA MOB	Snellville, GA	Medical Office	02/05/16	8,300,000	—	8,300,000	187,000
Lakebrook Medical Center	Westbrook, CT	Medical Office	02/19/16	6,150,000	—	—	138,000
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	03/29/16	10,300,000	—	9,750,000	232,000
				$89,635,000	$17,075,000	$66,750,000	$1,954,000
______________

(1)	We own 100% of our properties acquired subsequent to December 31, 2015, with the exception of Lakeview IN Medical Plaza.

(2)	Represents the principal balance of the mortgage loan payable newly placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit at the time of acquisition. We periodically advance funds and pay down the 2016 Corporate Line of Credit as needed.

(4)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price, except for Lakeview IN Medical Plaza, which we paid our advisor an acquisition fee based only on our portion of the contract purchase price.

(5)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with CCI Lakeview LLC, an unaffiliated third party, for a purchase price that is based on a total property valuation of approximately $20,000,000. Our effective ownership is 86.0% of the joint venture.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$—	$479,000	$2,871,000	$3,350,000	$(213,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	15,000	240,000	2,321,000	2,561,000	(137,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	—	216,000	3,135,000	3,351,000	(159,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	—	250,000	2,214,000	2,464,000	(132,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	—	104,000	774,000	878,000	(48,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	109,000	943,000	6,397,000	7,340,000	(337,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	—	331,000	5,103,000	5,434,000	(231,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(315,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	—	891,000	6,538,000	7,429,000	(264,000)	1998/2005	01/08/15
Lee's Summit MO MOB (Medical Office)	Lee's Summit, MO	—	1,045,000	5,068,000	—	1,045,000	5,068,000	6,113,000	(371,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	8,131,000	1,028,000	9,430,000	—	1,028,000	9,430,000	10,458,000	(526,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Olympia Fields, IL	—	298,000	2,726,000	—	298,000	2,726,000	3,024,000	(105,000)	2005	12/04/14
	Columbus, OH	—	225,000	5,649,000	—	225,000	5,649,000	5,874,000	(212,000)	2005	12/04/14
	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(188,000)	2009	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(3,147,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	—	—	19,942,000	19,942,000	(717,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(63,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(108,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(297,000)	2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	—	368,000	1,711,000	2,079,000	(126,000)	1970	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(42,000)	1956	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
	Longview, TX	$—	$—	$27,601,000	$159,000	$—	$27,760,000	$27,760,000	$(1,140,000)	1985/1993/ 2004	12/12/14
Premier MOB (Medical Office)	Novi, MI	7,792,000	644,000	10,420,000	65,000	644,000	10,485,000	11,129,000	(344,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	50,000	411,000	11,055,000	11,466,000	(361,000)	1988	01/13/15
	Somerville, MA	—	1,509,000	46,775,000	78,000	1,509,000	46,853,000	48,362,000	(1,289,000)	1990	01/13/15
	Morristown, NJ	—	3,763,000	26,957,000	604,000	3,763,000	27,561,000	31,324,000	(1,057,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	35,000	1,683,000	9,440,000	11,123,000	(352,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	4,000	—	19,597,000	19,597,000	(595,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	9,798,000	3,427,000	13,849,000	793,000	3,427,000	14,642,000	18,069,000	(488,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (Senior Housing)	Clemmons, NC	—	596,000	13,237,000	—	596,000	13,237,000	13,833,000	(216,000)	2014	06/29/15
	Mooresville, NC	—	835,000	15,894,000	—	835,000	15,894,000	16,729,000	(447,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	—	1,069,000	21,235,000	22,304,000	(560,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	—	772,000	13,596,000	14,368,000	(211,000)	2014	06/29/15
Orange Star Medical Portfolio (Medical Office)	Keller, TX	—	1,604,000	7,912,000	—	1,604,000	7,912,000	9,516,000	(226,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	—	259,000	10,590,000	10,849,000	(277,000)	1987	02/26/15
	Friendswood, TX	—	500,000	7,664,000	25,000	500,000	7,689,000	8,189,000	(211,000)	2008	02/26/15
	Durango, CO	—	623,000	14,166,000	25,000	623,000	14,191,000	14,814,000	(337,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	28,000	788,000	10,495,000	11,283,000	(286,000)	2004	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	24,000	820,000	8,613,000	9,433,000	(236,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	—	781,000	3,943,000	4,724,000	(115,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	—	1,188,000	10,720,000	11,908,000	(276,000)	2012	03/17/15
Homewood AL MOB (Medical Office)	Homewood, AL	—	405,000	6,590,000	—	405,000	6,590,000	6,995,000	(184,000)	2010	03/27/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	$13,836,000	$2,313,000	$12,447,000	$3,000	$2,313,000	$12,450,000	$14,763,000	$(338,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	139,000	1,668,000	7,496,000	9,164,000	(210,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	323,000	2,692,000	14,418,000	17,110,000	(341,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	21,000	1,347,000	10,968,000	12,315,000	(227,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (Senior Housing)	Elkhart, IN	—	793,000	6,009,000	—	793,000	6,009,000	6,802,000	(172,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	—	782,000	6,760,000	7,542,000	(217,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	—	604,000	11,529,000	12,133,000	(385,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	—	392,000	14,894,000	15,286,000	(382,000)	2008	05/14/15
	Mishawaka, IN	10,237,000	3,670,000	14,416,000	—	3,670,000	14,416,000	18,086,000	(248,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	35,000	404,000	5,085,000	5,489,000	(161,000)	2000	06/11/15
Mount Dora Medical Center (Medical Office)	Mount Dora, FL	—	736,000	14,616,000	2,000	736,000	14,618,000	15,354,000	(362,000)	2008	05/15/15
Nebraska Senior Housing Portfolio (Senior Housing)	Bennington, NE	—	981,000	20,427,000	—	981,000	20,427,000	21,408,000	(378,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	—	1,274,000	38,619,000	39,893,000	(647,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (Senior Housing)	Bethlehem, PA	12,000,000	1,542,000	22,249,000	13,000	1,542,000	22,262,000	23,804,000	(381,000)	2005	06/30/15
	Boyertown, PA	—	480,000	25,544,000	55,000	480,000	25,599,000	26,079,000	(455,000)	2000	06/30/15
	York, PA	—	972,000	29,860,000	—	972,000	29,860,000	30,832,000	(567,000)	1986	06/30/15
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	—	94,000	1,977,000	—	94,000	1,977,000	2,071,000	(35,000)	2015	07/01/15
	Waterloo, IL	—	266,000	6,332,000	—	266,000	6,332,000	6,598,000	(125,000)	1995	07/01/15
	Waterloo, IL	—	200,000	2,648,000	—	200,000	2,648,000	2,848,000	(49,000)	2011	07/01/15
Napa Medical Center	Napa, CA	—	1,176,000	13,328,000	73,000	1,176,000	13,401,000	14,577,000	(288,000)	1980	07/02/15
Chesterfield Corporate Plaza	Chesterfield, MO	—	8,030,000	24,533,000	—	8,030,000	24,533,000	32,563,000	(395,000)	1989	08/14/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Richmond VA ALF(Senior Housing)	Bon Air, VA	$37,461,000	$2,146,000	$56,671,000	$—	$2,146,000	$56,671,000	$58,817,000	$(551,000)	2009	09/11/15
Washington DC SNF (Senior Housing)	Washington, DC	—	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(218,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	—	499,000	8,353,000	8,852,000	(28,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	—	661,000	4,783,000	5,444,000	(13,000)	2007	12/09/15
Crown Senior Care Portoflio - Castle View (Senior Housing)	Isle of Man	—	1,354,000	8,083,000	—	1,354,000	8,083,000	9,437,000	(81,000)	2015	09/15/15
Crown Senior Care Portoflio - St. Albans (Senior Housing)	UK	—	1,366,000	14,353,000	—	1,366,000	14,353,000	15,719,000	(103,000)	2015	10/08/15
Crown Senior Care Portoflio -Laverstock (Senior Housing)	UK	—	1,451,000	13,937,000	—	1,451,000	13,937,000	15,388,000	(35,000)	2015	12/08/15
Owen Valley Health Campus	Spencer, IN	9,733,000	307,000	9,111,000	—	307,000	9,111,000	9,418,000	(22,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	9,761,000	973,000	9,702,000	7,000	980,000	9,702,000	10,682,000	(21,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,929,000	664,000	12,662,000	—	664,000	12,662,000	13,326,000	(30,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	8,199,000	1,576,000	8,124,000	—	1,576,000	8,124,000	9,700,000	(21,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	5,173,000	552,000	8,213,000	—	552,000	8,213,000	8,765,000	(20,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	7,283,000	720,000	8,145,000	51,000	771,000	8,145,000	8,916,000	(21,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	7,952,000	535,000	9,399,000	—	535,000	9,399,000	9,934,000	(23,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	6,464,000	344,000	8,027,000	—	344,000	8,027,000	8,371,000	(18,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	6,841,000	1,261,000	10,144,000	1,000	1,261,000	10,145,000	11,406,000	(28,000)	2008	12/01/15
Woodbridge Health Campus	Logansport, IN	9,252,000	228,000	11,812,000	—	228,000	11,812,000	12,040,000	(27,000)	2003	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Bridgepointe Health Campus	Vincennes, IN	$7,912,000	$572,000	$7,469,000	$—	$572,000	$7,469,000	$8,041,000	$(17,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	12,642,000	492,000	12,157,000	—	492,000	12,157,000	12,649,000	(27,000)	2000	12/01/15
Scenic Hills Care Center	Ferdinand, IN	8,240,000	212,000	5,702,000	—	212,000	5,702,000	5,914,000	(14,000)	1985	12/01/15
Forest Glen Health Campus	Springfield, OH	11,532,000	846,000	12,988,000	—	846,000	12,988,000	13,834,000	(33,000)	2007	12/01/15
The Meadows of Kalida	Kalida, OH	8,750,000	298,000	7,628,000	—	298,000	7,628,000	7,926,000	(21,000)	2007	12/01/15
The Heritage	Findlay, OH	14,812,000	1,312,000	13,475,000	—	1,312,000	13,475,000	14,787,000	(31,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	9,188,000	881,000	8,113,000	—	881,000	8,113,000	8,994,000	(19,000)	1985	12/01/15
Waterford Crossing	Goshen, IN	9,567,000	344,000	4,381,000	—	344,000	4,381,000	4,725,000	(11,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	5,833,000	522,000	5,463,000	36,000	522,000	5,499,000	6,021,000	(14,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	10,888,000	1,645,000	13,696,000	—	1,645,000	13,696,000	15,341,000	(34,000)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	12,210,000	808,000	8,439,000	—	808,000	8,439,000	9,247,000	(22,000)	1975	12/01/15
Blair Ridge	Peru, IN	8,536,000	734,000	11,648,000	—	734,000	11,648,000	12,382,000	(27,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,940,000	384,000	8,189,000	—	384,000	8,189,000	8,573,000	(17,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	—	386,000	9,699,000	10,085,000	(22,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	(c)	1,087,000	7,965,000	—	1,087,000	7,965,000	9,052,000	(18,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	(c)	440,000	8,953,000	—	440,000	8,953,000	9,393,000	(20,000)	2004	12/01/15
Spring Mill Health Campus	Merrillville, IN	(c)	174,000	10,780,000	5,000	174,000	10,785,000	10,959,000	(25,000)	1998	12/01/15
Park Terrace at Norton Southwest	Louisville, KY	(c)	2,177,000	7,626,000	1,516,000	2,177,000	9,142,000	11,319,000	(17,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	70,000	1,462,000	13,930,000	15,392,000	(26,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	(c)	2,111,000	14,337,000	264,000	2,111,000	14,601,000	16,712,000	(32,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	(c)	1,542,000	14,281,000	—	1,542,000	14,281,000	15,823,000	(32,000)	2012	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Prairie Lakes	Noblesville, IN	(c)	$2,204,000	$13,227,000	$—	$2,204,000	$13,227,000	$15,431,000	$(29,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	(c)	1,240,000	16,118,000	—	1,240,000	16,118,000	17,358,000	(35,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	—	1,245,000	9,946,000	11,191,000	(21,000)	2011	12/01/15
Lakeland Rehab & Health Center	Milford, IN	(c)	306,000	2,727,000	—	306,000	2,727,000	3,033,000	(6,000)	1973	12/01/15
Amber Manor Care Center	Petersburg, IN	(c)	446,000	6,063,000	2,000	446,000	6,065,000	6,511,000	(14,000)	1990	12/01/15
The Meadows of Leipsic	Leipsic, OH	(c)	1,242,000	6,988,000	—	1,242,000	6,988,000	8,230,000	(16,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	—	260,000	3,968,000	4,228,000	(9,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	(c)	587,000	15,575,000	—	587,000	15,575,000	16,162,000	(30,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	—	673,000	2,688,000	3,361,000	(6,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	—	921,000	10,291,000	11,212,000	(21,000)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	567,000	12,716,000	—	567,000	12,716,000	13,283,000	(28,000)	2008	12/01/15
RidgeCrest Health Campus	Jackson, MI	(c)	642,000	6,194,000	2,000	644,000	6,194,000	6,838,000	(11,000)	2010	12/01/15
Westlake Health Campus	Commerce, MI	(c)	815,000	13,502,000	7,000	815,000	13,509,000	14,324,000	(25,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	(c)	931,000	10,614,000	1,000	932,000	10,614,000	11,546,000	(29,000)	2007	12/01/15
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	—	1,208,000	9,771,000	10,979,000	(21,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	(c)	348,000	2,710,000	—	348,000	2,710,000	3,058,000	(6,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	—	897,000	12,270,000	13,167,000	(27,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	21,000	559,000	13,159,000	13,718,000	(29,000)	2012	12/01/15
Glen Oaks Senior Living	New Castle FR, IN	(c)	204,000	5,470,000	—	204,000	5,470,000	5,674,000	(12,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	(c)	880,000	1,803,000	—	880,000	1,803,000	2,683,000	(4,000)	1978	12/01/15
Valley View Healthcare Center	Fremont, OH	—	190,000	4,326,000	130,000	190,000	4,456,000	4,646,000	(10,000)	1974	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Richland Manor	Bluffton, OH	$—	$224,000	$2,200,000	$2,000	$224,000	$2,202,000	$2,426,000	$(5,000)	1940	12/01/15
Silver Oaks Health Campus(d)	Columbus, IN	9,348,000	4,607,000	36,041,000	645,000	4,607,000	36,686,000	41,293,000	(52,000)	2001	12/01/15
Woodmont Health Campus(d)	Boonville, IN	—	1,565,000	8,979,000	—	1,565,000	8,979,000	10,544,000	(20,000)	2000	12/01/15
Thornton Terrace Health Campus(d)	Hanover, IN	—	1,496,000	8,542,000	—	1,496,000	8,542,000	10,038,000	(19,000)	2003	12/01/15
		$312,240,000	$123,824,000	$1,497,959,000	$5,467,000	$123,906,000	$1,503,344,000	$1,627,250,000	$(25,533,000)

Leased properties(e)		—	—	76,264,000	1,484,000	—	77,748,000	77,748,000	(1,067,000)
		$312,240,000	$123,824,000	$1,574,223,000	$6,951,000	$123,906,000	$1,581,092,000	$1,704,998,000	$(26,600,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2015, with the exception of Trilogy.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

(c)	As of December 31, 2015, the Trilogy PropCo Line of Credit is secured by the above 28 properties. As of December 31, 2015, the outstanding balance was $273,000,000.

(d)	Represents real property assets associated with capital leases.

(e)	Represents furniture, fixtures, equipment and improvements associated with properties under operating leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2015

(f)	The changes in total real estate for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 are as follows:

Amount
Balance — January 11, 2013 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—
Balance — December 31, 2013	$—
Acquisitions	250,129,000
Additions	24,000
Dispositions	—
Balance — December 31, 2014	$250,153,000
Acquisitions	1,449,241,000
Additions	6,951,000
Dispositions	(168,000)
Foreign currency translation adjustment	(1,179,000)
Balance — December 31, 2015	$1,704,998,000

(g)	As of December 31, 2015, for federal income tax purposes, the aggregate cost of our properties was $1,653,501,000.

(h)	The changes in accumulated depreciation for the years ended December 31, 2015 and 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013 are as follows:

Amount
Balance — January 11, 2013 (Date of Inception)	$—
Additions	—
Dispositions	—
Balance — December 31, 2013	$—
Additions	1,124,000
Dispositions	—
Balance — December 31, 2014	$1,124,000
Additions	25,650,000
Dispositions	(167,000)
Foreign currency translation adjustment	(7,000)
Balance — December 31, 2015	$26,600,000

(i)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost of tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from one month to 20.1 years. Furniture, fixtures and equipment is depreciated over the estimated useful life up to 15 years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT III, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 30, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 30, 2016

By	/s/ DANNY PROSKY	President, Chief Operating Officer, Interim Chief Financial Officer and Director
	Danny Prosky	(Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2016

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 30, 2016

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 30, 2016

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 30, 2016

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT III, Inc. (included as Exhibit B to Supplement No. 4 to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on August 28, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit C to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.4
Escrow Agreement by and between Griffin-American Healthcare REIT III, Inc., Griffin Capital Securities, Inc. and UMB Bank, N.A., dated February 26, 2014 (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.2
Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.5 to Pre-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-186073) filed April 10, 2013 and incorporated herein by reference)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.6 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-186073) filed June 6, 2013 and incorporated herein by reference)

10.4
Third Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.7 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-186073) filed November 8, 2013 and incorporated herein by reference)

10.5
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 7, 2014 and incorporated herein by reference)

10.6
Form of Indemnification Agreement between Griffin-American Healthcare REIT III, Inc. and Indemnitee made effective as of January 17, 2013 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.7
Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed May 7, 2014 and incorporated herein by reference)

10.8
Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions between Kadima Medical Properties, LLC, GAHC3 Somerville MA MOB, LLC, GAHC3 Bronx NY MOB, LLC, GAHC3 Verona NJ MOB, LLC, GAHC3 Morristown NJ MOB, LLC, GAHC3 Southgate KY MOB, LLC and First American Title Insurance Company, dated January 12, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 16, 2015 and incorporated herein by reference)

10.9
Purchase and Sale Agreement, between GAHC3 North Carolina ALF Portfolio, LLC and Carillon Assisted Living of Clemmons, LLC, Carillon Assisted Living of Mooresville, LLC, Carillon Assisted Living of Huntersville, LLC, Carillon Assisted Living of Raleigh - Old Wake Forest Road, LLC, and Carillon Assisted Living of Wake Forest, LLC, dated January 28, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2015 and incorporated herein by reference)

10.10
Assignment of Purchase and Sale Agreement between GAHC3 North Carolina ALF Portfolio, LLC, GAHC3 North Raleigh NC ALF, LLC, and GAHC3 Mooresville NC ALF, LLC, dated January 28, 2015 (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 3, 2015 and incorporated herein by reference)

10.11
Asset Purchase Agreement between GAHC3 Pennsylvania Senior Housing Portfolio, LCC, Abeking Associates, L.P., Westrum Hanover LP and One Boyertown Properties LP, dated February 25, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference)

10.12
Asset Purchase Agreement between GAHC3 Nebraska Senior Housing Portfolio, LLC, Dial - Ridgewood Senior Living, LLC and Silvercrest Fountain View Independent Living L.P., dated March 3, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 19, 2015 and incorporated herein by reference)

10.13
Purchase and Sale Agreement by and between GAHC3 Mountain Crest Senior Housing Portfolio, LLC, LaPorte Retirement L.L.C., Hobart Retirement L.L.C., Niles Retirement L.L.C., Elkhart Retirement L.L.C, CW LLC and Eastlake L.L.C., dated March 23, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 27, 2015 and incorporated herein by reference)

10.14
Second Amendment to Asset Purchase Agreement by and between GAHC3 Nebraska Senior Housing Portfolio, LLC, and Dial - Ridgewood Senior Living, L.L.C. and Silvercrest Fountain View Independent Living L.P., dated April 30, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2015 and incorporated herein by reference)

10.15
Asset Purchase Agreement by and between GAHC3 Chorus Senior Housing Portfolio, LLC, CABA SH Investors, LLC and CABA Operations, LLC, dated May 6, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 12, 2015 and incorporated herein by reference)

10.16
Amendment to Purchase and Sale Agreement by and between GAHC3 Mountain Crest Senior Housing Portfolio, LLC, LaPorte Retirement L.L.C., Hobart Retirement L.L.C., Niles Retirement L.L.C., Elkhart Retirement L.L.C, CW LLC and Eastlake L.L.C., dated June 10, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 16, 2016 and incorporated herein by reference)

10.17
Reinstatement of and First Amendment to Asset Purchase Agreement by and between GAHC3 Chorus Senior Housing Portfolio, LLC, CABA SH Investors, LLC and CABA Operations, LLC, dated June 24, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015 and incorporated herein by reference)

10.18
Third Amendment to Asset Purchase Agreement by and between GAHC3 Pennsylvania Senior Housing Portfolio, LLC, Abeking Associates, L.P., Westrum Hanover LP, One Boyertown Properties LP, and Two Boyertown Properties LP, dated June 30, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed filed July 6, 2015 and incorporated herein by reference)

10.19
Equity Purchase Agreement by and among Trilogy Investors, LLC, Trilogy Holdings LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, the sellers identified therein and Trilogy Real Estate Investment Trust, dated September 11, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2015 and incorporated herein by reference)

10.20
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC, dated September 11, 2015 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 15, 2015 and incorporated herein by reference)

10.21
Sixth Amended and Restated Limited Liability Company Agreement of Trilogy Investors, LLC, dated December 1, 2015, among the Purchaser, Trilogy Management Services, LLC and the management holders signatory thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 2, 2015 and incorporated herein by reference)

10.22
Commitment Increase Amendment Agreement effective as of November 30, 2015, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., the subsidiary guarantors listed therein, and Bank of America, N.A. and KeyBank, National Association (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 2, 2015 and incorporated herein by reference)

10.23
Subsidiary Guarantor Joinder Agreement dated November 30, 2015, by GAHC3 Longview TX Medical Plaza, LLC, GAHC3 Longview TX Institute MOB, LLC, GAHC3 Longview TX CSC MOB, LLC, GAHC3 Longview TC Occupational MOB, LLC, GAHC3 Longview TX Outpatient MOB I, LLC, GAHC3 Longview Outpatient MOB II, LLC, GAHC3 Marshall TX MOB, LLC, GAHC3 Southgate KY MOB, LLC, GAHC3 Somerville MA MOB, LLC, GAHC3 Morristown NJ MOB, LLC, GAHC3 Verona NJ MOB, LLC, GAHC3 Bronx NY MOB, LLC and Bank of America, N.A. (included as Exhibit 10.3 to our Current Report on Form
8-K filed December 2, 2015 and incorporated herein by reference)

10.24
Senior Secured Credit Agreement dated as of December 1, 2015, among Trilogy Finance Merger Sub, LLC, Trilogy PropCo Finance, LLC, and the subsidiaries of Trilogy PropCo Finance, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, Regions Bank and KeyBanc Capital Markets, Inc. (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 2, 2015 and incorporated herein by reference)

21.1*	Subsidiaries of Griffin-American Healthcare REIT III, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
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