Form 10-Q
period 2016-06-30
Griffin-American Healthcare REIT III, Inc.
filed 2016-08-15
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 12, 2016, there were 195,088,516 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate investments, net	$1,903,970,000	$1,678,398,000
Real estate notes receivable and investment, net	144,927,000	144,477,000
Cash and cash equivalents	119,627,000	48,953,000
Accounts and other receivables, net	120,892,000	120,970,000
Restricted cash	21,118,000	18,538,000
Real estate deposits	6,894,000	3,333,000
Identified intangible assets, net	309,294,000	387,137,000
Goodwill	62,911,000	62,911,000
Other assets, net	72,111,000	60,302,000
Total assets	$2,761,744,000	$2,525,019,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$402,367,000	$295,270,000
Lines of credit and term loan(1)	591,392,000	350,000,000
Accounts payable and accrued liabilities(1)	97,872,000	101,917,000
Accounts payable due to affiliates(1)	1,914,000	1,257,000
Derivative financial instruments(1)	1,028,000	—
Identified intangible liabilities, net	2,171,000	1,026,000
Capital lease obligations(1)	44,627,000	47,158,000
Security deposits, prepaid rent and other liabilities(1)	23,046,000	22,146,000
Total liabilities	1,164,417,000	818,774,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	25,282,000	22,987,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 193,931,460 and 191,135,158 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,939,000	1,911,000
Additional paid-in capital	1,744,940,000	1,718,423,000
Accumulated deficit	(358,798,000)	(227,715,000)
Accumulated other comprehensive loss	(1,995,000)	(506,000)
Total stockholders’ equity	1,386,086,000	1,492,113,000
Noncontrolling interests (Note 13)	185,959,000	191,145,000
Total equity	1,572,045,000	1,683,258,000
Total liabilities, redeemable noncontrolling interests and equity	$2,761,744,000	$2,525,019,000
___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of June 30, 2016 and December 31, 2015 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit (as defined in Note 8) held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $318,000,000 as of June 30, 2016 and the 2014 Corporate Line of Credit (as defined in Note 8) held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $77,000,000 as of December 31, 2015, which are both guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Resident fees and services	$215,103,000	$2,819,000	$433,458,000	$2,819,000
Real estate revenue	26,218,000	15,065,000	56,368,000	27,828,000
Total revenues	241,321,000	17,884,000	489,826,000	30,647,000
Expenses:
Property operating expenses	188,486,000	1,701,000	381,486,000	1,701,000
Rental expenses	7,200,000	4,962,000	13,929,000	8,602,000
General and administrative	7,253,000	2,401,000	14,147,000	5,168,000
Acquisition related expenses	4,833,000	13,267,000	8,248,000	22,675,000
Depreciation and amortization	70,316,000	8,135,000	141,212,000	12,808,000
Total expenses	278,088,000	30,466,000	559,022,000	50,954,000
Loss from operations	(36,767,000)	(12,582,000)	(69,196,000)	(20,307,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(9,788,000)	(560,000)	(19,323,000)	(957,000)
Loss in fair value of derivative financial instruments	(871,000)	—	(1,043,000)	—
Foreign currency loss	(3,567,000)	—	(5,042,000)	—
Interest and other income	145,000	299,000	369,000	323,000
Loss from unconsolidated entities	(1,945,000)	—	(4,561,000)	—
Loss before income taxes	(52,793,000)	(12,843,000)	(98,796,000)	(20,941,000)
Income tax benefit (expense)	884,000	—	(175,000)	—
Net loss	(51,909,000)	(12,843,000)	(98,971,000)	(20,941,000)
Less: net loss attributable to noncontrolling interests	12,529,000	—	25,324,000	—
Net loss attributable to controlling interest	$(39,380,000)	$(12,843,000)	$(73,647,000)	$(20,941,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.20)	$(0.07)	$(0.38)	$(0.12)
Weighted average number of common shares outstanding — basic and diluted	193,698,615	187,460,097	192,969,733	176,494,837
Distributions declared per common share	$0.15	$0.15	$0.30	$0.30

Net loss	$(51,909,000)	$(12,843,000)	$(98,971,000)	$(20,941,000)
Other comprehensive loss:
Foreign currency translation adjustments	(988,000)	—	(1,489,000)	—
Total other comprehensive loss	(988,000)	—	(1,489,000)	—
Comprehensive loss	(52,897,000)	(12,843,000)	(100,460,000)	(20,941,000)
Less: comprehensive loss attributable to noncontrolling interests	12,529,000	—	25,324,000	—
Comprehensive loss attributable to controlling interest	$(40,368,000)	$(12,843,000)	$(75,136,000)	$(20,941,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000	$1,683,258,000
Offering costs — common stock	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Stock based compensation	—	—	—	—	—	—	393,000	393,000
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	15,000	—	15,000
Issuance of common stock under the DRIP	3,419,642	34,000	32,459,000	—	—	32,493,000	—	32,493,000
Amortization of nonvested common stock compensation	—	—	46,000	—	—	46,000	—	46,000
Repurchase of common stock	(630,840)	(6,000)	(5,993,000)	—	—	(5,999,000)	—	(5,999,000)
Contribution from noncontrolling interests	—	—	—	—	—	—	19,753,000	19,753,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,000)	(8,000)
Distributions declared	—	—	—	(57,436,000)	—	(57,436,000)	—	(57,436,000)
Net loss	—	—	—	(73,647,000)	—	(73,647,000)	(25,324,000)	(98,971,000)
Other comprehensive loss	—	—	—	—	(1,489,000)	(1,489,000)	—	(1,489,000)
BALANCE — June 30, 2016	193,931,460	$1,939,000	$1,744,940,000	$(358,798,000)	$(1,995,000)	$1,386,086,000	$185,959,000	$1,572,045,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$—	$805,534,000	$—	$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	—	933,840,000	—	933,840,000
Offering costs — common stock	—	—	(91,133,000)	—	—	(91,133,000)	—	(91,133,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	15,000	—	15,000
Issuance of common stock under the DRIP	2,804,888	28,000	26,618,000	—	—	26,646,000	—	26,646,000
Amortization of nonvested common stock compensation	—	—	35,000	—	—	35,000	—	35,000
Repurchase of common stock	(80,810)	(1,000)	(802,000)	—	—	(803,000)	—	(803,000)
Distributions declared	—	—	—	(52,518,000)	—	(52,518,000)	—	(52,518,000)
Net loss	—	—	—	(20,941,000)	—	(20,941,000)	—	(20,941,000)
BALANCE — June 30, 2015	187,987,190	$1,879,000	$1,688,680,000	$(89,884,000)	$—	$1,600,675,000	$—	$1,600,675,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,971,000)	$(20,941,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	141,212,000	12,808,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and investment accretion and closing costs)	2,328,000	676,000
Deferred rent	(3,497,000)	(999,000)
Stock based compensation	393,000	—
Stock based compensation — nonvested restricted common stock	61,000	50,000
Acquisition fees paid in stock	—	501,000
Share discounts	—	636,000
Loss from unconsolidated entities	4,561,000	—
Bad debt expense, net	2,148,000	42,000
Foreign currency loss	5,042,000	—
Change in fair value of contingent consideration	258,000	(580,000)
Change in fair value of derivative financial instruments	1,043,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(8,820,000)	(4,348,000)
Other assets	(3,942,000)	(484,000)
Accounts payable and accrued liabilities	31,314,000	6,486,000
Accounts payable due to affiliates	572,000	620,000
Security deposits, prepaid rent and other liabilities	113,000	(264,000)
Net cash provided by (used in) operating activities	73,815,000	(5,797,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(191,116,000)	(565,472,000)
Acquisition of real estate notes receivable	(1,942,000)	(60,217,000)
Loan costs on real estate notes receivable	(39,000)	(1,273,000)
Capital expenditures	(24,095,000)	(544,000)
Restricted cash	(2,580,000)	(1,510,000)
Real estate deposits	(753,000)	(1,079,000)
Net cash used in investing activities	(220,525,000)	(630,095,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	2,893,000	—
Payments on mortgage loans payable	(2,771,000)	(313,000)
Borrowings under the lines of credit and term loan	335,503,000	—
Payments under the lines of credit and term loan	(94,111,000)	—
Payment of derivative financial instrument	(15,000)	—
Proceeds from issuance of common stock	—	975,121,000
Deferred financing costs	(9,171,000)	(523,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Contingent consideration related to acquisition of real estate	(350,000)	—
Repurchase of common stock	(5,999,000)	(803,000)
Payments under capital leases	(5,265,000)	—
Contribution from noncontrolling interests	19,753,000	—
Distributions to noncontrolling interests	(8,000)	—
Contribution from redeemable noncontrolling interests	2,295,000	—
Security deposits	—	536,000
Payment of offering costs	(10,000)	(95,404,000)
Distributions paid	(25,106,000)	(19,590,000)
Net cash provided by financing activities	217,638,000	859,024,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	70,928,000	223,132,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(254,000)	—
CASH AND CASH EQUIVALENTS — Beginning of period	48,953,000	504,894,000
CASH AND CASH EQUIVALENTS — End of period	$119,627,000	$728,026,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$22,589,000	$782,000
Income taxes	$289,000	$9,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,630,000	$488,000
Real estate deposit	$2,809,000	$—
Settlement of receivable for investment in unconsolidated entity	$3,877,000	$—
Tenant improvement overage	$13,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$—	$41,000
Other assets	$177,000	$1,331,000
Mortgage loans payable, net	$108,580,000	$37,481,000
Accounts payable and accrued liabilities	$303,000	$830,000
Security deposits, prepaid rent and other liabilities	$937,000	$7,449,000
Financing Activities:
Issuance of common stock under the DRIP	$32,493,000	$26,646,000
Distributions declared but not paid	$9,582,000	$9,274,000
Accrued offering costs due to affiliates	$—	$1,000
Accrued deferred financing costs	$—	$56,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we initially offered to the public up to $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000. We reserved the right to reallocate the shares of common stock we offered in our initial offering between the primary offering and the DRIP. As such, during our initial offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer up to $35,000,000 in shares of our common stock through our initial offering pursuant to the DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our initial offering. As of June 30, 2016, a total of $76,051,000 in distributions were reinvested and 8,004,345 shares of our common stock were issued pursuant to the Secondary DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of June 30, 2016, we had completed 43 real estate acquisitions whereby we owned and/or operated 82 properties, comprised of 85 buildings, and 101 integrated senior health campuses including completed development projects, or approximately 11,417,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,523,360,000. In addition, as of June 30, 2016, we had acquired real estate-related investments for an aggregate purchase price of $144,176,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2016 and December 31, 2015, we owned greater than a 99.99% general partnership interest therein. As of June 30, 2016 and December 31, 2015, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
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
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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
As of June 30, 2016 and December 31, 2015, we had $10,720,000 and $11,204,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three and six months ended June 30, 2016 and 2015, we did not write off any receivables to bad debt expense. For the three and six months ended June 30, 2016, $1,015,000 and $2,593,000, respectively, of our receivables were written off against the allowance for uncollectible accounts. For the three and six months ended June 30, 2015, we did not write off any receivables against the allowance for uncollectible accounts.
As of June 30, 2016 and December 31, 2015, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the three and six months ended June 30, 2016, $4,000 and $28,000, respectively, of our deferred rent receivables were directly written off to bad debt expense. For the three and six months ended June 30, 2015, we did not write off any of our deferred rent receivables directly to bad debt expense.
Accounts Payable and Accrued Liabilities
As of June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted primarily of insurance payables of $20,575,000 and $21,689,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $15,502,000 and $19,391,000, respectively, accrued property taxes of $13,020,000 and $11,447,000, respectively, and accrued distributions of $9,582,000 and $9,745,000, respectively.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures, which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed interest rate swaps and interest rate caps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
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
See Note 9, Derivative Financial Instruments, and Note 15, Fair Value Measurements, for a further discussion of our derivative financial instruments.
Reclassifications
As of December 31, 2015, $1,200,000 of deferred financing costs, net, related to our mortgage loans payable have been reclassified from other assets, net to mortgage loans payable, net on our accompanying condensed consolidated balance sheets

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

to conform to the current period presentation in accordance with Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Such reclassification did not have a material impact on our consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which replaces the existing accounting standards for revenue recognition. ASU 2014-09 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of ASU 2014-09, including provisions that address principal-versus-agent implementation guidance and identifying performance obligations. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. It may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 and its amendments on January 1, 2018 will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-03 on January 1, 2016, which did not have a material impact on our consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not yet determined the impact the adoption of ASU 2016-01 on January 1, 2018 will have on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not yet determined the impact the adoption of ASU 2016-02 on January 1, 2019 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires disclosures about a change in accounting principle under ASC 250, Accounting Changes and Error Corrections, in the period of adoption. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not yet been made available for issuance. We do not expect the adoption of ASU 2016-09 on January 1, 2017 to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We have not yet determined the impact the adoption of ASU 2016-13 on January 1, 2020 will have on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Building, improvements and construction in process	$1,749,366,000	$1,518,611,000
Land	138,525,000	123,906,000
Furniture, fixtures and equipment	74,339,000	62,481,000
	1,962,230,000	1,704,998,000
Less: accumulated depreciation	(58,260,000)	(26,600,000)
	$1,903,970,000	$1,678,398,000
Depreciation expense for the three and six months ended June 30, 2016 was $16,208,000 and $31,669,000, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $4,934,000 and $8,321,000, respectively.
For the three months ended June 30, 2016, we incurred capital expenditures of $9,262,000 on our integrated senior health campuses, $1,168,000 on our medical office buildings and $381,000 on our senior housing — RIDEA facilities. We did not have any capital expenditures on our hospitals, our senior housing facilities nor our skilled nursing facilities for the three months ended June 30, 2016.
In addition to the acquisitions discussed below, for the six months ended June 30, 2016, we incurred capital expenditures of $22,270,000 on our integrated senior health campuses, $1,777,000 on our medical office buildings, $401,000 on our senior housing — RIDEA facilities and $5,000 on our hospitals. We did not have any capital expenditures on our senior housing facilities nor our skilled nursing facilities for the six months ended June 30, 2016.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

months ended June 30, 2016 and 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions.
Acquisitions in 2016
For the six months ended June 30, 2016, we completed nine property acquisitions comprising 11 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $268,224,000 and we incurred $4,991,000 in acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of our property acquisitions for the six months ended June 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	2016 Corporate Line of Credit(3)	Acquisition Fee(4)
Naperville MOB	Naperville, IL	Medical Office	01/12/16	$17,385,000	$—	$18,000,000	$391,000
Lakeview IN Medical Plaza(5)	Indianapolis, IN	Medical Office	01/21/16	20,000,000	15,000,000	3,500,000	387,000
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	02/01/16	27,500,000	—	27,200,000	619,000
Snellville GA MOB	Snellville, GA	Medical Office	02/05/16	8,300,000	—	8,300,000	187,000
Lakebrook Medical Center	Westbrook, CT	Medical Office	02/19/16	6,150,000	—	—	138,000
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	03/29/16	10,300,000	—	9,750,000	232,000
Joplin MO MOB	Joplin, MO	Medical Office	05/10/16	11,600,000	—	12,000,000	261,000
Austell GA MOB	Austell, GA	Medical Office	05/25/16	12,600,000	—	12,000,000	284,000
Middletown OH MOB	Middletown, OH	Medical Office	06/16/16	19,300,000	—	17,000,000	434,000
Trilogy(6)	IN and KY	Integrated Senior Health Campuses	06/24/16 and 06/30/16	135,089,000	93,150,000	30,310,000	2,058,000
Total				$268,224,000	$108,150,000	$138,060,000	$4,991,000
___________

(1)	We own 100% of our properties acquired in 2016 with the exception of Lakeview IN Medical Plaza and Trilogy Investors, LLC, or Trilogy.

(2)	Represents the principal balance of the mortgage loans payable placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

(4)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property, except for Lakeview IN Medical Plaza and Trilogy, with respect to which we paid our advisor an acquisition fee of 2.25% of the portion of the contract purchase price attributed to our ownership interest of approximately 86.0% and 67.7%, respectively, in the entity that acquired the property.

(5)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with an affiliate of Cornerstone Companies, Inc., an unaffiliated third party. Our effective ownership of the joint venture is 86.0%.

(6)	On June 24, 2016 and June 30, 2016, we acquired the real estate underlying seven previously leased integrated senior health campuses through a majority-owned subsidiary of Trilogy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Completed Development in 2016
For the six months ended June 30, 2016, we completed the development of one integrated senior health campus, representing $13,957,000, which is included in real estate investments, net, in our accompanying condensed consolidated balance sheets.
4. Real Estate Notes Receivable and Investment, Net
As of June 30, 2016 and December 31, 2015, we had $144,927,000 and $144,477,000 of notes receivable and investment, net, respectively. The following is a summary of our notes receivable and investment as of June 30, 2016 and December 31, 2015, including unamortized loan and closing costs, net:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	June 30, 2016	December 31, 2015	Acquisition Fee(2)
Mezzanine Floating Rate Notes(3)(5)
United States	02/04/15	12/09/16	6.44%	$31,567,000	$31,277,000	$31,277,000	$631,000
Mezzanine Fixed Rate Notes(3)(5)
United States	02/04/15	12/09/19	6.75%	28,650,000	28,650,000	28,650,000	573,000
Crown Senior Care Facility(4)(5)
United Kingdom	09/16/15	various	6.50%	21,424,000	20,455,000	20,746,000	471,000
Investment(6)	10/15/15	08/25/25	4.24%	N/A	62,039,000	60,945,000	1,209,000
					142,421,000	141,618,000	$2,884,000
Unamortized loan and closing costs, net					2,506,000	2,859,000
					$144,927,000	$144,477,000
___________

(1)	Represents the per annum interest rate in effect as of June 30, 2016.

(2)
Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through June 30, 2016.

(3)
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

(4)
We entered into a facility agreement with Caring Homes (TFP) Group Limited, or the CHG Borrower, an unaffiliated third party, on September 16, 2015. The facility agreement matures no later than September 21, 2016. The facility agreement is collateralized by two senior housing facilities in the United Kingdom, or the UK, and the income from the CHG Borrower’s operations. Based on the currency exchange rate as of June 30, 2016, the maximum amount of advances available was £16,000,000, or approximately $21,424,000, and the outstanding balance as of June 30, 2016 was £15,276,000, or approximately $20,455,000. Based on the currency exchange rate as of June 30, 2016, approximately $969,000 remained available for future funding under Crown Senior Care Facility, subject to certain conditions set forth in the applicable loan agreement. As of June 30, 2016, the CHG Borrower has been identified as a VIE. We do not consolidate such VIE because we do not have the ability to control the activities that most significantly impact the VIE’s economic performance. Our exposure to loss as a result of involvement with such VIE is limited to the outstanding balance of Crown Senior Care Facility.

(5)
Balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns, and only requires monthly interest payments. The Mezzanine Floating Rate Notes,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mezzanine Fixed Rate Notes and Crown Senior Care Facility are subject to certain prepayment restrictions if repaid on or before the respective maturity dates.

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

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2016 and 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.
The changes in the carrying amount of real estate notes receivable and investment, net consisted of the following for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$144,477,000	$—
Additions:
Acquisition of real estate notes receivable	1,942,000	60,217,000
Accretion on debt security	1,094,000	—
Loan costs	39,000	1,273,000
Deductions:
Foreign currency translation adjustments	(2,249,000)	—
Amortization of loan and closing costs	(376,000)	(183,000)
Ending balance	$144,927,000	$61,307,000
For the three and six months ended June 30, 2016 and 2015, we did not record any impairment losses on our real estate notes receivable and investment. Amortization expense on loan and closing costs for the three months ended June 30, 2016 and 2015 was $271,000 and $113,000, respectively, and for the six months ended June 30, 2016 and 2015, was $376,000 and $183,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Amortized intangible assets:
In-place leases, net of accumulated amortization of $120,826,000 and $35,531,000 as of June 30, 2016 and December 31, 2015, respectively (with a weighted average remaining life of 3.4 years and 2.5 years as of June 30, 2016 and December 31, 2015, respectively)	$133,133,000	$221,846,000
Leasehold interests, net of accumulated amortization of $195,000 and $126,000 as of June 30, 2016 and December 31, 2015, respectively (with a weighted average remaining life of 56.1 years and 56.6 years as of June 30, 2016 and December 31, 2015, respectively)	7,699,000	7,768,000
Above-market leases, net of accumulated amortization of $2,096,000 and $1,360,000 as of June 30, 2016 and December 31, 2015, respectively (with a weighted average remaining life of 5.3 years and 5.0 years as of June 30, 2016 and December 31, 2015, respectively)	4,957,000	4,401,000
Unamortized intangible assets:
Purchase option assets(1)	71,000,000	71,000,000
Certificates of need	62,238,000	51,855,000
Trade names	30,267,000	30,267,000
	$309,294,000	$387,137,000
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

Amortization expense for the three months ended June 30, 2016 and 2015 was $54,267,000 and $3,532,000, respectively, which included $395,000 and $298,000, respectively, of amortization recorded against real estate revenue for above-market leases and $35,000 and $34,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
Amortization expense for the six months ended June 30, 2016 and 2015 was $109,883,000 and $5,101,000, respectively, which included $768,000 and $558,000, respectively, of amortization recorded against real estate revenue for above-market leases and $70,000 and $57,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 6.2 years and 4.3 years as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$88,319,000
2017	13,728,000
2018	6,871,000
2019	5,699,000
2020	4,558,000
Thereafter	26,614,000
$145,789,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Investments in unconsolidated entities	$26,527,000	$27,210,000
Inventory	15,297,000	16,313,000
Deferred financing costs, net of accumulated amortization of $1,709,000 and $550,000 as of June 30, 2016 and December 31, 2015, respectively(1)	11,377,000	6,344,000
Prepaid expenses, deposits and other assets	10,780,000	7,098,000
Deferred rent receivables	4,968,000	3,028,000
Lease commissions, net of accumulated amortization of $65,000 and $17,000 as of June 30, 2016 and December 31, 2015, respectively	3,162,000	309,000
	$72,111,000	$60,302,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loan.
For the three and six months ended June 30, 2016, we did not record impairment losses on our investments in unconsolidated entities. For the three and six months ended June 30, 2015, we did not have any investments in unconsolidated entities. Amortization expense on lease commissions for the three months ended June 30, 2016 and 2015 was $33,000 and $1,000, respectively, and for the six months ended June 30, 2016 and 2015 was $48,000 and $1,000, respectively.
Amortization expense on deferred financing costs of our lines of credit and term loan for three months ended June 30, 2016 and 2015 was $931,000 and $65,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan for the six months ended June 30, 2016 and 2015 was $1,647,000 and $129,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss.
7. Mortgage Loans Payable, Net
Mortgage loans payable were $420,512,000 ($402,367,000, including discount/premium and deferred financing costs, net) and $312,240,000 ($295,270,000, including discount/premium and deferred financing costs, net) as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had 30 fixed-rate and three variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.45% per annum based on interest rates in effect as of June 30, 2016 and a weighted average effective interest rate of 4.41%. As of December 31, 2015, we had 30 fixed-rate mortgage loans and one variable-rate mortgage loan payable with effective interest rates ranging from 2.45% to 6.43% per annum and a weighted average effective interest rate of 3.98%.
We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements. As of June 30, 2016 and December 31, 2015, we were in compliance with all such requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Total fixed-rate debt	$300,121,000	$302,892,000
Total variable-rate debt	120,391,000	9,348,000
Total fixed- and variable-rate debt	420,512,000	312,240,000
Less: deferred financing costs, net(1)	(2,990,000)	(1,200,000)
Add: premium	2,018,000	1,916,000
Less: discount	(17,173,000)	(17,686,000)
Mortgage loans payable, net	$402,367,000	$295,270,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only includes costs related to our mortgage loans payable.
The changes in the carrying amount of mortgage loans payable, net consisted of the following for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$295,270,000	$16,742,000
Additions:
Borrowings/assumptions of mortgage loans payable, net	111,473,000	37,481,000
Amortization of deferred financing costs	185,000	50,000
Deductions:
Scheduled principal payments on mortgage loans payable	(2,771,000)	(313,000)
Amortization of discount/premium on mortgage loans payable	184,000	(113,000)
Deferred financing costs	(1,974,000)	(565,000)
Ending balance	$402,367,000	$53,282,000
As of June 30, 2016, the principal payments due on our mortgage loans payable for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2016	$2,858,000
2017	13,343,000
2018	99,405,000
2019	20,861,000
2020	29,472,000
Thereafter	254,573,000
$420,512,000
8. Lines of Credit and Term Loan
2014 Corporate Line of Credit
On August 18, 2014, we, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, or the 2014 Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swing line lender and issuer of letters of credit; KeyBank, National Association, or KeyBank as lender and syndication agent; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or the 2014 Corporate Line of Credit.

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
On February 3, 2016, we, through our operating partnership, terminated the 2014 Corporate Credit Agreement, as amended, and the 2014 Corporate Revolving Notes, with each of Bank of America and KeyBank and entered into the 2016 Corporate Line of Credit as described below. We currently do not have any obligations under the 2014 Corporate Credit Agreement or the 2014 Corporate Revolving Notes.
2016 Corporate Line of Credit
On February 3, 2016, we, through our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. Pursuant to the terms of the 2016 Corporate Credit Agreement, we may borrow up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2016 Corporate Line of Credit matures on February 3, 2019, and may be extended for one 12-month period during the term of the 2016 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee.
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
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Revolving Credit Facility in an amount equal to 0.30% per annum on the actual average daily unused portion of the available commitments if the average daily amount of actual usage is less than 50.0% and in an amount equal to 0.20% per annum on the actual average daily unused portion of the available commitments if the actual average daily usage is greater than 50.0%. Such fee is payable quarterly in arrears, which commenced in April 2016. We are also required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Term Loan Facility in an amount equal to: (i) 0.25% per annum multiplied by (ii) the actual daily amount of the unused Term Loan Commitments, as defined in the 2016 Corporate Credit Agreement, during the period for which payment is made. The unused fee on Term Loan Facility is payable quarterly in arrears, which commenced in April 2016.
The 2016 Corporate Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. As of June 30, 2016 we were in compliance with all such covenants and requirements.
As of June 30, 2016, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $500,000,000. As of June 30, 2016, borrowings outstanding under the 2016 Corporate Line of Credit totaled $318,000,000, and $182,000,000 remained available under the 2016 Corporate Line of Credit. As of June 30, 2016, the weighted average interest rate on borrowings outstanding was 2.95% per annum.
Trilogy PropCo Line of Credit
On December 1, 2015, in connection with the acquisition of Trilogy, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company (as the surviving entity of a merger with Trilogy Finance Merger Sub, LLC, or Trilogy PropCo Parent) and an indirect subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy Co-Borrowers, and, together with Trilogy PropCo Parent, or the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit.
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
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $300,000,000 as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $250,000,000 and $273,000,000, respectively, and $50,000,000 and $27,000,000, respectively, remained available under the Trilogy PropCo Line of Credit. The weighted average interest rate on borrowings outstanding as of June 30, 2016 and December 31, 2015 was 4.71% and 4.50%, respectively, per annum.
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a Delaware corporation and a direct subsidiary of Trilogy and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. The Trilogy OpCo Line of Credit is secured primarily by residents’ receivables of the Trilogy OpCo Borrowers. The principal amount of the Trilogy OpCo Line of Credit could have been increased one time during the term of the agreement by up to $18,000,000, for a maximum amount of $60,000,000, subject to the terms of the Trilogy OpCo Credit Agreement. On April 1, 2016, we increased the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000.
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
In addition to paying interest on the outstanding principal under the Trilogy OpCo Line of Credit, the Trilogy OpCo Borrowers are required to pay an unused fee in an amount equal to 0.50% per annum times the average monthly unutilized commitment. The unused fee is payable monthly in arrears, commencing on the first day of each month from and after the closing date up to the first day of the month prior to the date on which the obligations are paid in full. If the commitment is terminated prior to the second anniversary of the closing date, a prepayment premium of 1.00% of the total commitment applies.
The Trilogy OpCo Credit Agreement, as amended, contains customary events of default, covenants and other terms, including, among other things, restrictions on the payment of dividends and other distributions, incurrence of indebtedness, creation of liens and transactions with affiliates. Availability of the total commitment under the Trilogy OpCo Line of Credit is subject to a borrowing base based on, among other things, the eligible accounts receivable outstanding of the Trilogy OpCo Borrowers.
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of June 30, 2016, subject to certain terms and conditions. As of June 30, 2016, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $23,392,000, and $36,608,000 remained available under the Trilogy OpCo Line of Credit. The weighted average interest rate on borrowings outstanding as of June 30, 2016 was 4.85% per annum.
9. Derivative Financial Instruments
Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not have any derivative financial instruments as of December 31, 2015. The following table lists the derivative financial instruments held by us as of June 30, 2016:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$17,075,000	one month LIBOR	2.25%	$—	Cap	02/01/18
140,000,000	one month LIBOR	0.82%	(759,000)	Swap	02/03/19
60,000,000	one month LIBOR	0.78%	(269,000)	Swap	02/03/19
$217,075,000			$(1,028,000)
As of June 30, 2016, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2015, we did not have any derivative financial instruments. For the three and six months ended June 30, 2016, we recorded $871,000 and $1,043,000, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of June 30, 2016 and December 31, 2015, identified intangible liabilities consisted of below-market leases of $2,171,000 and $1,026,000, respectively, net of accumulated amortization of $627,000 and $350,000, respectively. Amortization expense on below-market leases for the three months ended June 30, 2016 and 2015 was $164,000 and $109,000, respectively, and for the six months ended June 30, 2016 and 2015 was $277,000 and $188,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 4.8 years and 5.4 years as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, estimated amortization expense on below-market leases for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$374,000
2017	568,000
2018	410,000
2019	336,000
2020	216,000
Thereafter	267,000
$2,171,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of June 30, 2016 and December 31, 2015, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interest in our accompanying condensed consolidated balance sheets. As of June 30, 2016, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$22,987,000	$2,000
Addition	2,295,000	—
Net loss attributable to redeemable noncontrolling interests	—	—
Ending balance	$25,282,000	$2,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer shares of our common stock in our initial offering pursuant to the DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our initial offering.
Through June 30, 2016, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 9,952,908 shares of our common stock pursuant to the DRIP and the Secondary DRIP. We also repurchased 1,011,768 shares of our common stock under our share repurchase plan through June 30, 2016. Through June 30, 2016, we granted an aggregate of 37,500 shares of our restricted common stock to our independent directors. As of June 30, 2016 and December 31, 2015, we had 193,931,460 and 191,135,158 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Through the termination of the primary portion of our initial offering on March 12, 2015, we paid our dealer manager selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager was permitted to re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2015, we incurred $0 and $62,362,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Dealer Manager Fee
Through the termination of the primary portion of our initial offering on March 12, 2015, we paid our dealer manager a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2015, we incurred $0 and $27,789,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering.
Accumulated Other Comprehensive Loss
For the three and six months ended June 30, 2015, we did not have other comprehensive loss. The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the six months ended June 30, 2016:

Foreign Currency Translation Adjustments
Balance — December 31, 2015	$(506,000)
Net change in current period	(1,489,000)
Balance — June 30, 2016	$(1,995,000)
Noncontrolling Interests
On December 1, 2015, we, through Trilogy REIT Holdings, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. As of June 30, 2016, Trilogy REIT Holdings owned 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NorthStar Healthcare Income, Inc., through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of June 30, 2016 and December 31, 2015, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition of Trilogy on December 1, 2015, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC, an unaffiliated third party that manages the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on the anniversary date of the issuance date, December 1, over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting period, which is

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests will be subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2016, we recognized stock compensation expense related to the Profit Interests of $198,000 and $393,000, respectively. No stock compensation expense related to the Profit Interests was recognized for the three and six months ended June 30, 2015.
There were no canceled, expired or exercised Profit Interests during the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, no Profit Interests were vested. The nonvested awards are presented as noncontrolling interests and will be re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of June 30, 2016, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the three and six months ended June 30, 2016.
Distribution Reinvestment Plan
We adopted the DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our initial offering, subject to certain conditions. We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering at an offering price of $9.50 per share, which we terminated on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our initial offering.
For the three months ended June 30, 2016 and 2015, $16,383,000 and $16,351,000, respectively, in distributions were reinvested that resulted in 1,724,616 and 1,721,232 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP. For the six months ended June 30, 2016 and 2015, $32,493,000 and $26,646,000, respectively, in distributions were reinvested that resulted in 3,419,642 and 2,804,888 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP.
As of June 30, 2016 and December 31, 2015, a total of $94,562,000 and $62,069,000, respectively, in distributions were reinvested that resulted in 9,952,908 and 6,533,267 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP.
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
For the three months ended June 30, 2016 and 2015, we received share repurchase requests and repurchased 382,357 and 65,459 shares of our common stock, respectively, for an aggregate of $3,647,000 and $650,000, respectively, at an average repurchase price of $9.54 and $9.94 per share, respectively. For the six months ended June 30, 2016 and 2015, we received share repurchase requests and repurchased 630,840 and 80,810 shares of our common stock, respectively, for an aggregate of $5,999,000 and $803,000, respectively, at an average repurchase price of $9.51 and $9.95 per share, respectively.
As of June 30, 2016 and December 31, 2015, we received share repurchase requests and repurchased 1,011,768 and 380,929 shares of our common stock, respectively, for an aggregate of $9,760,000 and $3,761,000, respectively, at an average price of $9.65 and $9.87 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
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
Through June 30, 2016, we granted an aggregate of 30,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, on July 1, 2015, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
From the applicable dates that the required service periods began, or the service inception dates, to the applicable grant dates, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the then most recent price paid to acquire a share of common stock in our initial offering. Beginning on the applicable grant dates, compensation cost related to the shares of our restricted common stock is measured based on the applicable grant date fair value, which we estimated at $10.00 per share, the then most recent price paid to acquire a share of common stock in our initial offering. Stock compensation expense is recognized from the applicable service inception dates to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method.
ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2016 and 2015, we did not assume any forfeitures.
For the three months ended June 30, 2016 and 2015, we recognized compensation expense related to the director grants of $38,000 and $36,000, respectively, and for the six months ended June 30, 2016 and 2015, we recognized compensation expense related to the director grants of $61,000 and $50,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2016 and December 31, 2015, there was $143,000 and $129,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of June 30, 2016, this expense is expected to be recognized over a remaining weighted average period of 1.79 years.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2016 and December 31, 2015, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $235,000 and $210,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2016 and December 31, 2015 and the changes for the six months ended June 30, 2016, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2015	21,000	$10.00
Granted	7,500	$10.00
Vested	(5,000)	$10.00
Forfeited	—	$—
Balance — June 30, 2016	23,500	$10.00
Expected to vest — June 30, 2016	23,500	$10.00
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers, employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Securities, NSAM or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended June 30, 2016 and 2015, we incurred $7,806,000 and $8,654,000, respectively, and for the six months ended June 30, 2016 and 2015, we incurred $14,326,000 and $18,160,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Other Organizational and Offering Expenses
Through the termination of the primary portion of our initial offering on March 12, 2015, our other organizational and offering expenses were incurred by our advisor or its affiliates on our behalf. We reimbursed our advisor or its affiliates for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2015, we incurred $0 and $519,000, respectively, in offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor from the gross proceeds of our initial offering.
Acquisition and Development Stage
Acquisition Fee
We pay our advisor or its affiliates an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.00% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. Until January 30, 2015, the acquisition fee for property acquisitions was paid as follows: (i) in cash equal to 2.00% of the contract purchase price; and (ii) the remainder in shares of our common stock in an amount equal to 0.25% of the contract purchase price, at the established offering price as of the date of closing, net of selling commissions and dealer manager fees, which was $9.00 per share. Since January 31, 2015, the acquisition fee for property acquisitions is paid in cash equal to 2.25% of the contract purchase price. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our initial offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.

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
For the three months ended June 30, 2016 and 2015, we incurred $3,042,000 and $7,006,000, respectively, and for the six months ended June 30, 2016 and 2015, we incurred $5,027,000 and $14,900,000, respectively, in acquisition fees to our advisor or its affiliates, which included 55,684 shares of common stock for the six months ended June 30, 2015, and no shares of common stock for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016.
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
For the three and six months ended June 30, 2016 and 2015, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and six months ended June 30, 2016 and 2015, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions.
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
For the three and six months ended June 30, 2016, we did not incur any acquisition expenses to our advisor or its affiliates. For the three and six months ended June 30, 2015, we incurred $30,000 in acquisition expenses to our advisor or its affiliates.
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
For the three months ended June 30, 2016 and 2015, we incurred $4,052,000 and $1,417,000, respectively, and for the six months ended June 30, 2016 and 2015, we incurred $7,946,000 and $2,374,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.

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
For the three months ended June 30, 2016 and 2015, we incurred $602,000 and $175,000, respectively, and for the six months ended June 30, 2016 and 2015, we incurred $1,235,000 and $311,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease. For the three months ended June 30, 2016 and 2015, we incurred $95,000 and $12,000, respectively, and for the six months ended June 30, 2016 and 2015, we incurred $95,000 and $12,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. For the three and six months ended June 30, 2016, we incurred $0 and $1,000, respectively, in construction management fees to our advisor or its affiliates. For the three and six months ended June 30, 2015, we did not incur any construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or will be expensed and included in our accompanying condensed consolidated statements of operations and comprehensive loss, as applicable.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 29.9%, respectively, for the 12 months ended June 30, 2016; however, we did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended June 30, 2016 and 2015, our advisor or its affiliates incurred operating expenses on our behalf of $15,000 and $14,000, respectively, and for the six months ended June 30, 2016 and 2015, our advisor or its affiliates incurred operating expenses on our behalf of $22,000 and $14,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2016 and 2015, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2016 and 2015, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2016 and 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2016 and 2015, we did not pay any such distributions to our advisor.
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
As of June 30, 2016 and 2015, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Stock Purchase Plans
Effective January 1, 2015, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President, Chief Operating Officer and Director, Danny Prosky and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2015 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, our former Chief Financial Officer, Shannon K S Johnson, our Executive Vice President — Acquisitions, Stefan K.L. Oh, our Assistant General Counsel and Secretary, Cora Lo and our Vice President — Asset Management, Chris Rooney, each executed similar 2015 Stock Purchase Plans whereby each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.
Purchases of shares of our common stock pursuant to the 2015 Stock Purchase Plans commenced with the officers’ regularly scheduled payroll payment paid on or after January 1, 2015. The shares of common stock were purchased at a price of $9.00 per share, reflecting the purchase price of the shares in our initial offering, exclusive of selling commissions and the dealer manager fee.
The 2015 Stock Purchase Plans each terminated in connection with the termination of the primary portion of our initial offering. For the three months ended June 30, 2015, we did not issue any common stock pursuant to the applicable stock purchase plan. For the six months ended June 30, 2015, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Six Months Ended June 30, 2015
Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$17,000	1,902
Danny Prosky	President, Chief Operating Officer and Director	20,000	2,246
Mathieu B. Streiff	Executive Vice President, General Counsel	19,000	2,062
Stefan K.L. Oh	Executive Vice President — Acquisitions	2,000	168
Cora Lo	Assistant General Counsel and Secretary	1,000	106
Chris Rooney	Vice President — Asset Management	1,000	135
Shannon K S Johnson	Former Chief Financial Officer	1,000	165
		$61,000	6,784
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2016 and December 31, 2015:

Fee	June 30, 2016	December 31, 2015
Asset and property management fees	$1,678,000	$1,111,000
Acquisition fees	131,000	133,000
Construction management fees	8,000	9,000
Operating expenses	9,000	3,000
Lease commissions	88,000	1,000
	$1,914,000	$1,257,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Contingent consideration receivables	—	—	—	—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instrument	$—	$1,028,000	$—	$1,028,000
Contingent consideration obligations	—	—	5,820,000	5,820,000
Warrants	—	—	1,014,000	1,014,000
Total liabilities at fair value	$—	$1,028,000	$6,834,000	$7,862,000
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

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
There were no transfers into or out of fair value measurement levels during the six months ended June 30, 2016 and 2015.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Assets
As of June 30, 2016, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB in January 2015, there was a contingent consideration receivable in the amount of either $0 or $1,100,000. We would have received $1,100,000 in the event that within one year of the acquisition date certain criteria were not met, including the seller leasing 4,536 square feet of GLA meeting certain lease terms, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. Such contingency expired in January 2016. In addition, in connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $402,000. We would receive payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminates their lease prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of June 30, 2016, we do not believe that we will receive such amounts and therefore we have not recorded any contingent consideration receivables. When recorded by us, contingent consideration receivables will be included in other assets, net in our accompanying condensed consolidated balance sheets.
Liabilities
As of June 30, 2016 and December 31, 2015, we have accrued $5,820,000 and $5,912,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers’ leasing unoccupied space, as discussed below.
Of the amount accrued as of June 30, 2016, $5,097,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $673,000 relates to our acquisition of Stockbridge GA MOB II and $50,000 relates to our acquisition of King of Prussia PA MOB. Of the amount accrued as of December 31, 2015, $4,131,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $1,381,000 relates to our acquisition of Stockbridge GA MOB II and $400,000 relates to our acquisition of King of Prussia PA MOB.
An estimated total amount of $5,097,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that we will receive notification from the tenant for a payment three years from the date of acquisition.
As of June 30, 2016, we have accrued $673,000 related to Stockbridge GA MOB II, and such consideration will be paid within 18 months of the acquisition date based on the seller’s leasing of one or both unoccupied spaces and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. The range of payment is $0 up to no limit and and we have assumed that the seller will lease both of the unoccupied spaces within the specified time frame.
Warrants
As of June 30, 2016 and December 31, 2015, we have recorded $1,014,000 related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Noncontrolling Interests, for a further discussion. As of June 30, 2016 and December 31, 2015, the carrying value is a reasonable estimate of fair value as the warrants were issued at fair value on December 1, 2015.
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
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of June 30, 2016 and December 31, 2015 for the contingent consideration obligations:

		Range of Inputs or Inputs		Fair Value
Acquisition	Unobservable Inputs(1)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
North Carolina ALF Portfolio — North Raleigh and Mooresville(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,525,000	$3,516,000	$3,682,000	$3,524,000
	Timing of Payment	January 27, 2018	January 27, 2018
	Applicable Rate, as defined in the lease agreement	7.2%	7.2%
	Discount Rate per Annum	0.58%	1.06%
	Percentage of Eligible Payment Requested	100%	100%
King of Prussia PA MOB(3)	Percentage of Allowance for Leasing Commissions to be Paid	100%	100%	$50,000	$400,000
North Carolina ALF Portfolio — Clemmons and Wake Forest(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$1,558,000	$1,491,000	$1,415,000	$607,000
	Timing of Payment	June 28, 2018	June 28, 2018
	Applicable Rate, as defined in the lease agreement	7.2%	7.2%
	Discount Rate per Annum	0.58%	1.06%
	Percentage of Eligible Payment Requested	100%	100%
Stockbridge GA MOB II(4)	Percentage of Total Unoccupied Square Footage Leased Up	100%	100%	$673,000	$1,381,000
	Timing of Payment	March 3, 2017	March 3, 2017
	Capitalization Rate	7.5%	7.5%
	Initial Base Rent per Square Foot	$16.00	$17.00
	Tenant Improvement Allowance per Square Foot	$30.00	$30.00
	Lease Commission Rate	4.00%	4.00%
___________

(1)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of June 30, 2016 and December 31, 2015.

(2)
The most significant input to the valuation is the tenant’s annualized EBITDAR, as defined in the lease agreement. An increase (decrease) in the tenant’s annualized EBITDAR would increase (decrease) the fair value.

(3)	An increase (decrease) in the leasing commissions to be paid would increase (decrease) the fair value.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contingent Consideration Assets:
Beginning balance	$—	$—	$—	$—
Additions to contingent consideration assets	—	—	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—	—	—
Ending balance	$—	$—	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$5,196,000	$5,264,000	$5,912,000	$1,393,000
Additions to contingent consideration obligations	—	596,000	—	4,467,000
Realized/unrealized losses (gains) recognized in earnings	624,000	(580,000)	258,000	(580,000)
Settlements of obligations	—	—	(350,000)	—
Ending balance	$5,820,000	$5,280,000	$5,820,000	$5,280,000
Amount of total losses (gains) included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$624,000	$18,000	$258,000	$18,000
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, net, debt security investment, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under our lines of credit and term loan.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$81,111,000	$83,644,000	$81,716,000	$80,845,000
Investment	$63,816,000	$93,348,000	$62,761,000	$94,393,000
Financial Liabilities:
Mortgage loans payable	$402,367,000	$415,025,000	$295,270,000	$294,701,000
Lines of credit and term loan	$580,015,000	$591,801,000	$343,656,000	$350,000,000
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
We did not incur any income taxes for the three and six months ended June 30, 2015. The components of loss before taxes for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Domestic	$(52,678,000)	$(98,654,000)
Foreign	(115,000)	(142,000)
Loss before income taxes	$(52,793,000)	$(98,796,000)
The components of income tax (benefit) expense for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Federal deferred	$(4,649,000)	$(568,000)	$(8,394,000)	$(568,000)
State deferred	(431,000)	(79,000)	(856,000)	(79,000)
Foreign deferred	(87,000)	—	(87,000)	—
Federal current	(1,070,000)	—	8,000	—
Foreign current	186,000	—	167,000	—
Valuation allowances	5,167,000	647,000	9,337,000	647,000
Total income tax (benefit) expense	$(884,000)	$—	$175,000	$—
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of June 30, 2016 and December 31, 2015, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of June 30, 2016, our valuation allowance substantially reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Business Combinations
2016
For the six months ended June 30, 2016, using cash on hand and debt financing, we completed nine property acquisitions comprising 11 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $268,224,000, plus closing costs and acquisition fees of $6,904,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions.
Results of operations for the property acquisitions during the six months ended June 30, 2016 are reflected in our accompanying condensed consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through June 30, 2016. For the period from the acquisition date through June 30, 2016, we recognized the following amounts of revenue and net loss for the property acquisitions:

Acquisition	Revenue	Net Loss
2016 Acquisitions	$5,803,000	$(642,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair values of the assets acquired and liabilities assumed since July 1, 2015 were preliminary estimates determined using the income, cost and market approaches. Any necessary adjustments will be finalized within one year from the date of acquisition. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our nine property acquisitions in 2016:

2016 Acquisitions
Building and improvements	$221,661,000
Land	14,693,000
Furniture, fixtures and equipment	644,000
In-place leases	20,584,000
Above-market leases	1,324,000
Certificate of need	10,101,000
Total assets acquired	269,007,000
Below-market leases	(1,423,000)
Total liabilities assumed	(1,423,000)
Net assets acquired	$267,584,000
Assuming the property acquisitions in 2016 discussed above had occurred on January 1, 2015, for the three and six months ended June 30, 2016 and 2015, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$242,171,000	$21,578,000	$493,160,000	$39,749,000
Net loss	$(45,254,000)	$(16,608,000)	$(85,648,000)	$(31,594,000)
Net loss attributable to controlling interest	$(32,928,000)	$(15,873,000)	$(60,642,000)	$(30,153,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.17)	$(0.08)	$(0.31)	$(0.17)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 1, 2015. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2016 and added to the 2015 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
2015
For the six months ended June 30, 2015, using net proceeds from our initial offering and the assumption of mortgage loans payable, we completed 14 property acquisitions comprising 36 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $604,845,000, plus closing costs and acquisition fees of $18,998,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Results of operations for the property acquisitions during the six months ended June 30, 2015 are reflected in our accompanying condensed consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through June 30, 2015. We present separately Independence MOB Portfolio and Pennsylvania Senior Housing Portfolio, which are individually significant property acquisition during the six months ended June 30, 2015, and aggregate the rest of the property acquisitions during the six months ended June 30, 2015. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 under the Fair Value Measurement and Disclosure framework.
For the period from the acquisition date through June 30, 2015, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
Independence MOB Portfolio	$6,552,000	$904,000
Pennsylvania Senior Housing Portfolio	$—	$(3,000)
Other 2015 Acquisitions	$9,582,000	$1,244,000
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 14 property acquisitions, which we determined using Level 2 and Level 3 inputs:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$326,134,000
Land	7,367,000	2,994,000	28,509,000
Furniture, fixtures and equipment	—	635,000	1,441,000
In-place leases	7,182,000	8,057,000	29,069,000
Above-market leases	1,321,000	—	746,000
Leasehold interest	5,715,000	—	95,000
Total assets acquired	135,312,000	88,656,000	385,994,000
Mortgage loans payable, net	—	(13,254,000)	(24,227,000)
Below-market leases	(350,000)	—	(27,000)
Other liabilities	—	—	(4,467,000)	(1)
Total liabilities assumed	(350,000)	(13,254,000)	(28,721,000)
Net assets acquired	$134,962,000	$75,402,000	$357,273,000
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
18. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2016, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time.
Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes Crown Senior Care Facility and our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency loss, interest and other income, loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate deposits, deferred financing costs, other receivables and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2016 and 2015 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended June 30, 2016
Revenues:
Real estate revenue	$17,534,000	$1,155,000	$2,939,000	$4,590,000	$—	$—	$26,218,000
Resident fees and services	—	—	—	—	15,443,000	199,660,000	215,103,000
Total revenues	17,534,000	1,155,000	2,939,000	4,590,000	15,443,000	199,660,000	241,321,000
Expenses:
Rental expenses	6,497,000	79,000	493,000	131,000	—	—	7,200,000
Property operating expenses	—	—	—	—	10,469,000	178,017,000	188,486,000
Segment net operating income	$11,037,000	$1,076,000	$2,446,000	$4,459,000	$4,974,000	$21,643,000	$45,635,000
Expenses:
General and administrative							$7,253,000
Acquisition related expenses							4,833,000
Depreciation and amortization							70,316,000
Loss from operations							(36,767,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)
Interest expense							(9,788,000)
Loss in fair value of derivative financial instruments							(871,000)
Foreign currency loss							(3,567,000)
Interest and other income							145,000
Loss from unconsolidated entities							(1,945,000)
Loss before income taxes							(52,793,000)
Income tax benefit							884,000
Net loss							$(51,909,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended June 30, 2015
Revenues:
Real estate revenue	$12,095,000	$—	$1,622,000	$1,348,000	$—	$—	$15,065,000
Resident fees and services	—	—	—	—	2,819,000	—	2,819,000
Total revenues	12,095,000	—	1,622,000	1,348,000	2,819,000	—	17,884,000
Expenses:
Rental expenses	4,235,000	—	636,000	91,000	—	—	4,962,000
Property operating expenses	—	—	—	—	1,701,000	—	1,701,000
Segment net operating income	$7,860,000	$—	$986,000	$1,257,000	$1,118,000	$—	$11,221,000
Expenses:
General and administrative							$2,401,000
Acquisition related expenses							13,267,000
Depreciation and amortization							8,135,000
Loss from operations							(12,582,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(560,000)
Interest and other income							299,000
Net loss							$(12,843,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Six Months Ended June 30, 2016
Revenues:
Real estate revenue	$34,616,000	$2,311,000	$10,144,000	$9,297,000	$—	$—	$56,368,000
Resident fees and services	—	—	—	—	30,741,000	402,717,000	433,458,000
Total revenues	34,616,000	2,311,000	10,144,000	9,297,000	30,741,000	402,717,000	489,826,000
Expenses:
Rental expenses	12,585,000	154,000	930,000	260,000	—	—	13,929,000
Property operating expenses	—	—	—	—	20,956,000	360,530,000	381,486,000
Segment net operating income	$22,031,000	$2,157,000	$9,214,000	$9,037,000	$9,785,000	$42,187,000	$94,411,000
Expenses:
General and administrative							$14,147,000
Acquisition related expenses							8,248,000
Depreciation and amortization							141,212,000
Loss from operations							(69,196,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)
Interest expense							(19,323,000)
Loss in fair value of derivative financial instruments							(1,043,000)
Foreign currency loss							(5,042,000)
Interest and other income							369,000
Loss from unconsolidated entities							(4,561,000)
Loss before income taxes							(98,796,000)
Income tax expense							(175,000)
Net loss							$(98,971,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Six Months Ended June 30, 2015
Revenues:
Real estate revenue	$20,405,000	$—	$4,990,000	$2,433,000	$—	$—	$27,828,000
Resident fees and services	—	—	—	—	2,819,000	—	2,819,000
Total revenues	20,405,000	—	4,990,000	2,433,000	2,819,000	—	30,647,000
Expenses:
Rental expenses	7,205,000	—	1,230,000	167,000	—	—	8,602,000
Property operating expenses	—	—	—	—	1,701,000	—	1,701,000
Segment net operating income	$13,200,000	$—	$3,760,000	$2,266,000	$1,118,000	$—	$20,344,000
Expenses:
General and administrative							$5,168,000
Acquisition related expenses							22,675,000
Depreciation and amortization							12,808,000
Loss from operations							(20,307,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(957,000)
Interest and other income							323,000
Net loss							$(20,941,000)
Assets by reportable segment as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Integrated senior health campuses	$1,325,983,000	$1,258,308,000
Medical office buildings	676,563,000	577,399,000
Senior housing — RIDEA	292,751,000	290,184,000
Senior housing	218,679,000	225,574,000
Hospitals	125,066,000	127,372,000
Skilled nursing facilities	39,475,000	39,945,000
Other	83,227,000	6,237,000
Total assets	$2,761,744,000	$2,525,019,000
As of June 30, 2016 and December 31, 2015, goodwill of $62,911,000 was allocated to integrated senior health campuses and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$240,205,000	$17,884,000	$487,463,000	$30,647,000
International	1,116,000	—	2,363,000	—
Total revenues	$241,321,000	$17,884,000	$489,826,000	$30,647,000

	June 30, 2016	December 31, 2015
Real estate investments, net:
United States	$1,867,981,000	$1,638,074,000
International	35,989,000	40,324,000
Total real estate investments, net	$1,903,970,000	$1,678,398,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2016, one state in the United States accounted for 10.0% or more of the annualized base rent of our total property portfolio. Properties located in Indiana accounted for 39.7% of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of June 30, 2016, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals, accounted for 47.9%, 32.5%, 12.0%, 5.5%, 2.1% and 0.0%, respectively, of our annualized base rent. As of June 30, 2016, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of June 30, 2016.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $3,000 and $2,000, respectively, for the three months ended June 30, 2016 and 2015, and $6,000 and $4,000, respectively, for the six months ended June 30, 2016 and 2015. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2016 and 2015, there were 23,500 and 16,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2016 and 2015, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Subsequent Events
Property Acquisitions
Subsequent to June 30, 2016, we completed the acquisitions of six buildings and a development parcel with improvements from unaffiliated parties. The aggregate contract purchase price of these acquisitions was $79,200,000 and we paid $1,765,000 in acquisition fees to our advisor in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our acquisitions subsequent to June 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	2016 Corporate Line of Credit(3)	Acquisition Fee(4)
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham and Weymouth, MA	Skilled Nursing	07/01/16	$65,500,000	$—	$65,000,000	$1,474,000
Voorhees NJ MOB	Voorhees, NJ	Medical Office	07/08/16	11,300,000	—	11,000,000	254,000
Trilogy(5)	Harrodsburg, KY	Integrated Senior Health Campuses	07/15/16	2,400,000	2,040,000	—	37,000
				$79,200,000	$2,040,000	$76,000,000	$1,765,000
___________

(1)	We own 100% of the properties acquired subsequent to June 30, 2016 with the exception of Trilogy.

(2)	Represents the principal balance of the mortgage loans payable placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit at the time of acquisition.

(4)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property, except for Trilogy, with respect to which we paid our advisor an acquisition fee of 2.25% of the portion of the contract purchase price attributed to our 67.7% ownership interest in the entity that acquired the property.

(5)	On July 15, 2016, we acquired a development parcel with improvements for a contract price of $2,400,000 through a majority-owned subsidiary of Trilogy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 30, 2016. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2016 and December 31, 2015, together with our results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies or guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013, and therefore we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we initially offered to the public up to $1,750,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,900,000,000. We reserved the right to reallocate the shares of common stock we offered in our initial offering between the primary offering and the DRIP. As such, during our initial offering, we reallocated an aggregate of $115,000,000 in shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,865,000,000 in shares of our common stock in our primary offering and up to $35,000,000 in shares of our common stock pursuant to the DRIP.
On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer up to $35,000,000 in shares of our common stock through our initial offering pursuant to the DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP.

On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until April 22, 2015, following the deregistration of our initial offering. As of June 30, 2016, a total of $76,051,000 in distributions were reinvested and 8,004,345 shares of our common stock were issued pursuant to the Secondary DRIP.
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
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of June 30, 2016, we had completed 43 real estate acquisitions whereby we owned and/or operated 82 properties, comprised of 85 buildings, and 101 integrated senior health campuses including completed development projects, or approximately 11,417,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,523,360,000. In addition, as of June 30, 2016, we had acquired real estate-related investments for an aggregate purchase price of $144,176,000.
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

Acquisitions in 2016
For a discussion of property acquisitions in 2016, see Note 3, Real Estate Investments, Net, Note 17, Business Combinations — 2016, and Note 21, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of June 30, 2016, our properties were 94.3% leased and during the remainder of 2016, 3.2% of the leased GLA is scheduled to expire. For the three months ended June 30, 2016, our senior housing — RIDEA facilities and integrated senior health campuses were 83.6% and 88.1% leased, respectively. For the six months ended June 30, 2016, our senior housing — RIDEA facilities and integrated senior health campuses were 84.7% and 88.2% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2016, our remaining weighted average lease term was 8.2 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Our primary sources of revenue include rents and resident fees and services. Our primary expenses include property operating expenses and rental expenses.
As of June 30, 2016, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time.

Except where otherwise noted, our change in results of operations is primarily due to owning 85 buildings and 101 integrated senior health campuses as of June 30, 2016, as compared to owning 60 buildings and no integrated senior health campuses as of June 30, 2015. As of June 30, 2016 and 2015, we owned the following types of properties:

	June 30,
	2016			2015
	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	101	$1,261,340,000	(1)	—	$—	—%
Medical office buildings	59	627,344,000	92.8%	41	443,938,000	94.4%
Senior housing — RIDEA	13	320,035,000	(2)	10	208,521,000	(2)
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Senior housing	10	134,861,000	100%	7	90,306,000	100%
Skilled nursing facilities	1	40,000,000	100%	—	—	—%
Total/weighted average(3)	186	$2,523,360,000	94.3%	60	$882,545,000	95.5%
___________

(1)	For the three and six months ended June 30, 2016, the leased percentage for the resident units of our integrated senior health campuses was 88.1% and 88.2%, respectively.

(2)
For the three and six months ended June 30, 2016, the leased percentage for the resident units of our senior housing — RIDEA facilities was 83.6% and 84.7%, respectively. For the three and six months ended June 30, 2015, the leased percentage for the resident units of our senior housing — RIDEA facilities was 0.0% and 86.8%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three and six months ended June 30, 2016 and 2015, resident fees and services consisted of rental fees related to resident leases, extended health care fees and other ancillary services. We did not own or operate any senior housing — RIDEA facilities prior to May 2015 and we did not own or operate any integrated senior health campuses prior to December 2015. For the three and six months ended June 30, 2016 and 2015, real estate revenue primarily consisted of base rent and expense recoveries.
Revenues by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Resident Fees and Services
Integrated senior health campuses	$199,660,000	$—	$402,717,000	$—
Senior housing — RIDEA	15,443,000	2,819,000	30,741,000	2,819,000
Total resident fees and services	215,103,000	2,819,000	433,458,000	2,819,000
Real Estate Revenue
Medical office buildings	17,534,000	12,095,000	34,616,000	20,405,000
Senior housing	4,590,000	1,348,000	9,297,000	2,433,000
Hospitals	2,939,000	1,622,000	10,144,000	4,990,000
Skilled nursing facilities	1,155,000	—	2,311,000	—
Total real estate revenue	26,218,000	15,065,000	56,368,000	27,828,000
Total revenues	$241,321,000	$17,884,000	$489,826,000	$30,647,000

Property Operating Expenses and Rental Expenses
For the three months ended June 30, 2016 and 2015, property operating expenses primarily consisted of administration and benefits expense of $161,943,000 and $1,289,000, respectively. For the six months ended June 30, 2016 and 2015, property operating expenses primarily consisted of administration and benefits expense of $326,578,000 and $1,289,000, respectively.
Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Property Operating Expenses
Integrated senior health campuses	$178,017,000	89.2%	$—	—%	$360,530,000	89.5%	$—	—%
Senior housing — RIDEA	10,469,000	67.8%	1,701,000	60.3%	20,956,000	68.2%	1,701,000	60.3%
Total property operating expenses	$188,486,000	87.6%	$1,701,000	60.3%	$381,486,000	88.0%	$1,701,000	60.3%

Rental Expenses
Medical office buildings	$6,497,000	37.1%	$4,235,000	35.0%	$12,585,000	36.4%	$7,205,000	35.3%
Hospitals	493,000	16.8%	636,000	39.2%	930,000	9.2%	1,230,000	24.6%
Senior housing	131,000	2.9%	91,000	6.8%	260,000	2.8%	167,000	6.9%
Skilled nursing facilities	79,000	6.8%	—	—%	154,000	6.7%	—	—%
Total rental expenses	$7,200,000	27.5%	$4,962,000	32.9%	$13,929,000	24.7%	$8,602,000	30.9%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenue will fluctuate based on the types of property we acquire in the future.
General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset management fees — affiliates	$4,052,000	$1,417,000	$7,946,000	$2,374,000
Bad debt expense	1,389,000	—	2,148,000	42,000
Professional and legal fees	661,000	248,000	1,781,000	605,000
Transfer agent services	380,000	421,000	814,000	950,000
Franchise taxes	204,000	96,000	427,000	205,000
Stock compensation expense	198,000	—	393,000	—
Bank charges	84,000	17,000	164,000	17,000
Directors’ and officers’ liability insurance	77,000	73,000	155,000	126,000
Board of directors fees	57,000	69,000	127,000	129,000
Restricted stock compensation	38,000	36,000	61,000	50,000
Share discounts expense	—	—	—	580,000
Other	113,000	24,000	131,000	90,000
Total	$7,253,000	$2,401,000	$14,147,000	$5,168,000
The increase in general and administrative for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily the result of purchasing additional properties in 2016 and 2015 and thus incurring higher asset management fees to our advisor. We expect general and administrative to continue to increase in 2016 as we purchase additional properties in 2016 and have a full year of operations.
Acquisition Related Expenses
For the three months ended June 30, 2016 and 2015, acquisition related expenses were $4,833,000 and $13,267,000, respectively, and were related primarily to expenses associated with our three and seven property acquisitions, respectively, including acquisition fees of $3,042,000 and $7,006,000, respectively, incurred to our advisor and its affiliates.
For the six months ended June 30, 2016 and 2015, acquisition related expenses were $8,248,000 and $22,675,000, respectively, and were related primarily to expenses associated with our nine and 14 property acquisitions, respectively, including acquisition fees of $5,027,000 and $13,696,000, respectively, incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended June 30, 2016 and 2015, depreciation and amortization was $70,316,000 and $8,135,000, respectively, and consisted primarily of depreciation on our operating properties of $16,208,000 and $4,934,000, respectively, and amortization on our identified intangible assets of $53,837,000 and $3,200,000, respectively.
For the six months ended June 30, 2016 and 2015, depreciation and amortization was $141,212,000 and $12,808,000, respectively, and consisted primarily of depreciation on our operating properties of $31,669,000 and $8,321,000, respectively, and amortization on our identified intangible assets of $109,045,000 and $4,486,000, respectively.
Interest Expense
For the three and six months ended June 30, 2016, interest expense, including loss in fair value of derivative financial instruments, was $10,659,000 and $20,366,000, respectively. We did not have any derivative financial instruments for the three and six months ended June 30, 2015. Interest expense consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense — lines of credit and term loan	$4,826,000	$47,000	$9,477,000	$95,000
Interest expense — mortgage loans payable and derivative financial instruments	3,888,000	480,000	7,830,000	796,000
Amortization of deferred financing costs — mortgage loans payable	72,000	29,000	185,000	50,000
Amortization of deferred financing costs — lines of credit and term loan	931,000	65,000	1,647,000	129,000
Loss in fair value of derivative financial instruments	871,000	—	1,043,000	—
Amortization of debt discount and (premium), net	71,000	(61,000)	184,000	(113,000)
Total	$10,659,000	$560,000	$20,366,000	$957,000
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. We terminated the primary portion of our initial offering on March 12, 2015. In the normal course of business, our principal demands for funds are for our payment of operating expenses, interest on our current and future indebtedness and distributions to our stockholders and for acquisitions of real estate and real estate-related investments.
Our total capacity to pay operating expenses, interest and distributions and purchase real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of June 30, 2016, our cash on hand was $119,627,000 and we had $268,608,000 available on our lines of credit and term loan. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $26,974,000 to pay interest on our outstanding indebtedness in the remainder of 2016, based on interest rates in effect as of June 30, 2016. In addition, we estimate that we will require $2,858,000 to pay principal on our outstanding indebtedness in the remainder of 2016. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and their affiliates. Generally, cash needs for items other than the acquisition of real estate and real estate-related investments will be met from operations and borrowings.

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
Based on the properties we owned as of June 30, 2016, we estimate that our expenditures for capital improvements and tenant improvements will require up to $11,517,000 for the remaining six months of 2016. As of June 30, 2016, we had $13,629,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents — beginning of period	$48,953,000	$504,894,000
Net cash provided by (used in) operating activities	73,815,000	(5,797,000)
Net cash used in investing activities	(220,525,000)	(630,095,000)
Net cash provided by financing activities	217,638,000	859,024,000
Effect of foreign currency translation on cash and cash equivalents	(254,000)	—
Cash and cash equivalents — end of period	$119,627,000	$728,026,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2016 and 2015, cash flows provided by (used in) operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. See Results of Operations above for a further discussion. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing Activities
For the six months ended June 30, 2016, cash flows used in investing activities primarily related to our nine property acquisitions in the amount of $191,116,000 and capital expenditures of $24,095,000. For the six months ended June 30, 2015, cash flows used in investing activities related primarily to our 14 property acquisitions in the amount of $565,472,000 and our acquisition of real estate notes receivables of $60,217,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will decrease in 2016 as compared to 2015 due to fewer anticipated acquisitions as a result of the termination of our initial offering in March 2015.
Financing Activities
For the six months ended June 30, 2016, cash flows provided by financing activities primarily related to net borrowings under our revolving lines of credit and revolving term loan in the amount of $241,392,000, partially offset by distributions to our common stockholders of $25,106,000 and the payment of deferred financing costs of $9,171,000. For the six months ended June 30, 2015, cash flows provided by financing activities primarily related to funds raised from investors in our initial offering in the amount of $975,121,000, partially offset by the payment of offering costs of $95,404,000 in connection with our initial offering and distributions to our common stockholders of $19,590,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loan and other indebtedness to increase as we may acquire additional real estate and real estate-related investments.
Distributions
Our board of directors has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 14, 2014 and ending on September 30, 2016. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP, only from legally available funds.
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
The distributions paid for the six months ended June 30, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP and Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2016		2015
Distributions paid in cash	$25,106,000		$19,590,000
Distributions reinvested	32,493,000		26,646,000
	$57,599,000		$46,236,000
Sources of distributions:
Cash flows from operations	$57,599,000	100%	$—	—%
Offering proceeds	—	—	46,236,000	100
	$57,599,000	100%	$46,236,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our initial offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2016, we had an amount payable of $1,914,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2016		2015
Distributions paid in cash	$25,106,000		$19,590,000
Distributions reinvested	32,493,000		26,646,000
	$57,599,000		$46,236,000
Sources of distributions:
FFO attributable to controlling interest	$35,969,000	62.4%	$—	—%
Proceeds from borrowings	21,630,000	37.6	—	—
Offering proceeds	—	—	46,236,000	100
	$57,599,000	100%	$46,236,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2016, our aggregate borrowings were 38.9% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of August 15, 2016 and June 30, 2016, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.

Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2016, we had $420,512,000 ($402,367,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2016, we had $591,392,000 outstanding and $268,608,000 remained available under our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of June 30, 2016, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. As of June 30, 2016, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.03% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable, lines of credit and term loan and fixed interest rate swaps and interest rate cap; and (iii) ground and other lease obligations and capital leases as of June 30, 2016:

	Payments Due by Period
	Less than 1 Year (2016)	1-3 Years (2017-2018)	4-5 Years (2019-2020)	More than 5 Years (after 2021)	Total
Principal payments — fixed-rate debt	$2,858,000	$19,285,000	$23,406,000	$254,573,000	$300,122,000
Interest payments — fixed-rate debt	5,868,000	21,963,000	20,380,000	107,481,000	155,692,000
Principal payments — variable-rate debt	—	411,464,000	276,928,000	23,392,000	711,784,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2016)	21,106,000	71,309,000	27,632,000	283,000	120,330,000
Ground and other lease obligations	217,000	868,000	871,000	19,171,000	21,127,000
Capital leases	4,724,000	14,519,000	3,853,000	—	23,096,000
Total	$34,773,000	$539,408,000	$353,070,000	$404,900,000	$1,332,151,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,820,000, the majority of which we expect to pay within the first six months in 2018. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2016 and 2015, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to exclude impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Testing for an impairment of an asset is a continuous process and is analyzed on a quarterly basis. If certain impairment indications exist in an asset, and if the asset’s carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property and any other ancillary cash flows at a property or group level under GAAP) from such asset, an impairment charge would be recognized. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our initial offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent receivables, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2016 and 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence, that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our initial offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(51,909,000)	$(12,843,000)	$(98,971,000)	$(20,941,000)
Add:
Depreciation and amortization — consolidated properties	70,316,000	8,135,000	141,212,000	12,808,000
Depreciation and amortization — unconsolidated properties	53,000	—	398,000	—
Less:
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	12,529,000	—	25,324,000	—
Depreciation and amortization related to redeemable noncontrolling interests and noncontrolling interests	(16,056,000)	—	(31,994,000)	—
FFO attributable to controlling interest	$14,933,000	$(4,708,000)	$35,969,000	$(8,133,000)

Acquisition related expenses(1)	$4,833,000	$13,267,000	$8,248,000	$22,675,000
Amortization of above- and below-market leases(2)	231,000	189,000	491,000	370,000
Amortization of loan and closing costs(3)	271,000	113,000	376,000	183,000
Change in deferred rent receivables(4)	(3,645,000)	(611,000)	(3,497,000)	(999,000)
Loss in fair value of derivative financial instruments(5)	871,000	—	1,043,000	—
Foreign currency loss(6)	3,567,000	—	5,042,000	—
Adjustments for unconsolidated properties(7)	365,000	—	914,000	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(7)	175,000	—	(478,000)	—
MFFO attributable to controlling interest	$21,601,000	$8,250,000	$48,108,000	$14,096,000
Weighted average common shares outstanding — basic and diluted	193,698,615	187,460,097	192,969,733	176,494,837
Net loss per common share — basic and diluted	$(0.27)	$(0.07)	$(0.51)	$(0.12)
FFO attributable to controlling interest per common share — basic and diluted	$0.08	$(0.03)	$0.19	$(0.05)
MFFO attributable to controlling interest per common share — basic and diluted	$0.11	$0.04	$0.25	$0.08
___________

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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency loss, interest and other income, loss from unconsolidated entities and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
NOI is not equivalent to our net income (loss) or income (loss) from continuing operations as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that

NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
We believe that NOI is useful for investors as it provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of the properties. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(51,909,000)	$(12,843,000)	$(98,971,000)	$(20,941,000)
General and administrative	7,253,000	2,401,000	14,147,000	5,168,000
Acquisition related expenses	4,833,000	13,267,000	8,248,000	22,675,000
Depreciation and amortization	70,316,000	8,135,000	141,212,000	12,808,000
Interest expense	10,659,000	560,000	20,366,000	957,000
Foreign currency loss	3,567,000	—	5,042,000	—
Interest and other income	(145,000)	(299,000)	(369,000)	(323,000)
Loss from unconsolidated entities	1,945,000	—	4,561,000	—
Income tax (benefit) expense	(884,000)	—	175,000	—
Net operating income	$45,635,000	$11,221,000	$94,411,000	$20,344,000
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2016, our interest rate cap and interest rate swaps are recorded on our accompanying condensed consolidated balance sheets at their fair values of $0 and $(1,028,000), respectively. We do not enter into derivative transactions for speculative purposes.

As of June 30, 2016, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$20,455,000	$—	$—	$28,650,000	$—	$—	$49,105,000	$51,836,000
Weighted average interest rate on maturing fixed-rate notes receivable	6.50%	—%	—%	6.75%	—%	—%	6.65%	—
Variable-rate notes receivable — principal payments	$31,277,000	$—	$—	$—	$—	$—	$31,277,000	$31,808,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of June 30, 2016)	6.44%	—%	—%	—%	—%	—%	6.44%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,348,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$2,858,000	$13,343,000	$5,942,000	$6,175,000	$17,231,000	$254,573,000	$300,122,000	$293,908,000
Weighted average interest rate on maturing fixed-rate debt	3.89%	5.23%	3.83%	3.84%	5.24%	3.75%	3.90%	—
Variable-rate debt and lines of credit and term loan — principal payments	$—	$318,000,000	$93,464,000	$264,687,000	$12,241,000	$23,392,000	$711,784,000	$712,918,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2016)	—%	2.95%	5.50%	3.99%	6.44%	3.92%	4.17%	—
Real Estate Notes Receivable and Investment, Net
As of June 30, 2016, the carrying value of our real estate notes receivable and investment, net was $144,927,000. As we expect to hold our fixed-rate notes receivable and investment to maturity and the amounts due under such notes receivable and investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and investment, net was 5.31% per annum based on rates in effect as of June 30, 2016. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of June 30, 2016, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $420,512,000 ($402,367,000, including discount/premium and deferred financing costs, net) as of June 30, 2016. As of June 30, 2016, we had 30 fixed-rate and three variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.45% per annum and a weighted average effective interest rate of 4.41%. In addition, as of June 30, 2016, we had $591,392,000 outstanding under our lines of credit and term loan, at a weighted-average interest rate of 3.77% per annum.
As of June 30, 2016, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.03% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of June 30, 2016, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of June 30, 2016, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loan payable and lines of credit and term loan by $3,608,000, or 11.86% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the six months ended June 30, 2016, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $15,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid distributions from the net proceeds of our initial offering, and in the future, may pay distributions from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders’ investment and may cause subsequent investors to experience dilution.
We have used the net proceeds from our initial offering and borrowed funds or other sources to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board of directors in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
Our board of directors has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 14, 2014 and ending on September 30, 2016. The distributions are calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP, only from legally available funds.
The distributions paid for the six months ended June 30, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2016		2015
Distributions paid in cash	$25,106,000		$19,590,000
Distributions reinvested	32,493,000		26,646,000
	$57,599,000		$46,236,000
Sources of distributions:
Cash flows from operations	$57,599,000	100%	$—	—%
Offering proceeds	—	—	46,236,000	100
	$57,599,000	100%	$46,236,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds. The payment of distributions from our initial offering proceeds could have reduced the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2016, we had an amount payable of $1,914,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we raised the minimum offering, through June 5, 2014, the date we acquired our first property. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Other than the waiver of such asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2016 and 2015, along with the amount of distributions reinvested pursuant the DRIP and the Secondary DRIP, and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended June 30,
	2016		2015
Distributions paid in cash	$25,106,000		$19,590,000
Distributions reinvested	32,493,000		26,646,000
	$57,599,000		$46,236,000
Sources of distributions:
FFO attributable to controlling interest	$35,969,000	62.4%	$—	—%
Proceeds from borrowings	21,630,000	37.6	—	—
Offering proceeds	—	—	46,236,000	100
	$57,599,000	100%	$46,236,000	100%
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of August 15, 2016, properties located in Indiana accounted for approximately 38.2% of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
The United Kingdom’s impending departure from the European Union could adversely affect us.
The United Kingdom, or U.K., held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union, sometimes referred to as “Brexit”. The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange fluctuations. Presently, the value of the Great Britain pound against the U.S. dollar is significantly lower than prior to the announcement of Brexit. As described elsewhere in this report, we translate revenue and expenses denominated in the Great Britain pound into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported operating results in the U.K. are reduced because the Great Britain pound translates into fewer U.S. dollars. In addition, assets denominated in the Great Britain pound may decline. The long-term effects of Brexit will depend on the agreements the U.K. makes to retain access to the European Union markets and negotiations of such agreements have not yet commenced. Accordingly, Brexit could contribute to more prolonged instability in global financial and foreign exchange markets, and could adversely affect European and worldwide economic and market conditions.  Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 13, 2016, we issued 7,500 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
During the three months ended June 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	1,500	$10.00	1,500	(1)
May 1, 2016 to May 31, 2016	5,000	$10.00	5,000	(1)
June 1, 2016 to June 30, 2016	375,857	$9.53	375,857	(1)
Total	382,357	$9.54	382,357
___________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to repurchase requests upon the death of a stockholder will not be subject to this cap.

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

August 15, 2016	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 15, 2016	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.2
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
___________

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