Form 10-Q
period 2016-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2016-11-14
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 11, 2016, there were 195,879,125 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate investments, net	$2,095,788,000	$1,678,398,000
Real estate notes receivable and debt security investment, net	144,609,000	144,477,000
Cash and cash equivalents	37,147,000	48,953,000
Accounts and other receivables, net	118,865,000	120,970,000
Restricted cash	19,982,000	18,538,000
Real estate deposits	4,239,000	3,333,000
Identified intangible assets, net	227,355,000	387,137,000
Goodwill	70,610,000	62,911,000
Other assets, net	91,545,000	60,302,000
Total assets	$2,810,140,000	$2,525,019,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$482,966,000	$295,270,000
Lines of credit and term loan(1)	609,484,000	350,000,000
Accounts payable and accrued liabilities(1)	99,600,000	101,917,000
Accounts payable due to affiliates(1)	2,279,000	1,257,000
Identified intangible liabilities, net	1,982,000	1,026,000
Capital lease obligations(1)	44,940,000	47,158,000
Security deposits, prepaid rent and other liabilities(1)	50,637,000	22,146,000
Total liabilities	1,291,888,000	818,774,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	25,084,000	22,987,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 194,725,178 and 191,135,158 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,947,000	1,911,000
Additional paid-in capital	1,752,386,000	1,718,423,000
Accumulated deficit	(430,744,000)	(227,715,000)
Accumulated other comprehensive loss	(2,422,000)	(506,000)
Total stockholders’ equity	1,321,167,000	1,492,113,000
Noncontrolling interests (Note 13)	172,001,000	191,145,000
Total equity	1,493,168,000	1,683,258,000
Total liabilities, redeemable noncontrolling interests and equity	$2,810,140,000	$2,525,019,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2016 and December 31, 2015
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of September 30, 2016 and December 31, 2015 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $344,000,000 as of September 30, 2016 and the 2014 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $77,000,000 as of December 31, 2015, which are both guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Resident fees and services	$218,107,000	$12,694,000	$651,565,000	$15,513,000
Real estate revenue	30,823,000	16,586,000	87,191,000	44,414,000
Total revenues	248,930,000	29,280,000	738,756,000	59,927,000
Expenses:
Property operating expenses	187,240,000	9,284,000	568,726,000	10,985,000
Rental expenses	7,653,000	5,051,000	21,582,000	13,653,000
General and administrative	7,232,000	3,184,000	21,379,000	8,352,000
Acquisition related expenses	15,936,000	11,953,000	24,184,000	34,628,000
Depreciation and amortization	71,384,000	14,986,000	212,596,000	27,794,000
Total expenses	289,445,000	44,458,000	848,467,000	95,412,000
Loss from operations	(40,515,000)	(15,178,000)	(109,711,000)	(35,485,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(13,027,000)	(898,000)	(32,350,000)	(1,855,000)
Gain (loss) in fair value of derivative financial instruments	989,000	—	(54,000)	—
Foreign currency loss	(1,502,000)	(1,887,000)	(6,544,000)	(1,887,000)
Interest and other income	42,000	352,000	411,000	675,000
Loss from unconsolidated entities	(2,355,000)	—	(6,916,000)	—
Loss before income taxes	(56,368,000)	(17,611,000)	(155,164,000)	(38,552,000)
Income tax benefit (expense)	2,000	(330,000)	(173,000)	(330,000)
Net loss	(56,366,000)	(17,941,000)	(155,337,000)	(38,882,000)
Less: net loss attributable to noncontrolling interests	13,921,000	2,504,000	39,245,000	2,504,000
Net loss attributable to controlling interest	$(42,445,000)	$(15,437,000)	$(116,092,000)	$(36,378,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.22)	$(0.08)	$(0.60)	$(0.20)
Weighted average number of common shares outstanding — basic and diluted	195,027,512	189,099,028	193,660,666	180,742,403
Distributions declared per common share	$0.15	$0.15	$0.45	$0.45

Net loss	$(56,366,000)	$(17,941,000)	$(155,337,000)	$(38,882,000)
Other comprehensive loss:
Foreign currency translation adjustments	(427,000)	(160,000)	(1,916,000)	(160,000)
Total other comprehensive loss	(427,000)	(160,000)	(1,916,000)	(160,000)
Comprehensive loss	(56,793,000)	(18,101,000)	(157,253,000)	(39,042,000)
Less: comprehensive loss attributable to noncontrolling interests	13,921,000	2,504,000	39,245,000	2,504,000
Comprehensive loss attributable to controlling interest	$(42,872,000)	$(15,597,000)	$(118,008,000)	$(36,538,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000	$1,683,258,000
Offering costs — common stock	—	—	(11,000)	—	—	(11,000)	—	(11,000)
Stock based compensation	—	—	—	—	—	—	589,000	589,000
Issuance of vested and nonvested restricted common stock	30,000	—	60,000	—	—	60,000	—	60,000
Issuance of common stock under the DRIP	5,124,834	51,000	48,641,000	—	—	48,692,000	—	48,692,000
Amortization of nonvested common stock compensation	—	—	91,000	—	—	91,000	—	91,000
Repurchase of common stock	(1,564,814)	(15,000)	(14,818,000)	—	—	(14,833,000)	—	(14,833,000)
Contribution from noncontrolling interests	—	—	—	—	—	—	19,753,000	19,753,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(229,000)	(229,000)
Distributions declared	—	—	—	(86,937,000)	—	(86,937,000)	—	(86,937,000)
Net loss	—	—	—	(116,092,000)	—	(116,092,000)	(39,257,000)	(155,349,000)
Other comprehensive loss	—	—	—	—	(1,916,000)	(1,916,000)	—	(1,916,000)
BALANCE — September 30, 2016	194,725,178	$1,947,000	$1,752,386,000	$(430,744,000)	$(2,422,000)	$1,321,167,000	$172,001,000	$1,493,168,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$—	$805,534,000	$—	$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	—	933,840,000	—	933,840,000
Offering costs — common stock	—	—	(91,148,000)	—	—	(91,148,000)	—	(91,148,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—	30,000
Issuance of common stock under the DRIP	4,535,536	46,000	43,041,000	—	—	43,087,000	—	43,087,000
Amortization of nonvested common stock compensation	—	—	53,000	—	—	53,000	—	53,000
Repurchase of common stock	(286,720)	(3,000)	(2,843,000)	—	—	(2,846,000)	—	(2,846,000)
Distributions declared	—	—	—	(81,117,000)	—	(81,117,000)	—	(81,117,000)
Net loss	—	—	—	(36,378,000)	—	(36,378,000)	(2,504,000)	(38,882,000)
Other comprehensive loss	—	—	—	—	(160,000)	(160,000)	—	(160,000)
BALANCE — September 30, 2015	189,519,428	$1,895,000	$1,703,080,000	$(133,920,000)	$(160,000)	$1,570,895,000	$(2,504,000)	$1,568,391,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,337,000)	$(38,882,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	212,596,000	27,794,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	3,644,000	1,098,000
Deferred rent	(8,017,000)	(2,134,000)
Stock based compensation	589,000	—
Stock based compensation — nonvested restricted common stock	151,000	83,000
Acquisition fees paid in stock	—	501,000
Share discounts	—	636,000
Loss from unconsolidated entities	6,916,000	—
Bad debt expense, net	3,308,000	76,000
Foreign currency loss	6,255,000	1,631,000
Change in fair value of contingent consideration	10,997,000	(551,000)
Change in fair value of derivative financial instruments	54,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(8,001,000)	(5,958,000)
Other assets	(20,850,000)	(1,350,000)
Accounts payable and accrued liabilities	31,282,000	13,884,000
Accounts payable due to affiliates	970,000	717,000
Security deposits, prepaid rent and other liabilities	7,841,000	208,000
Net cash provided by (used in) operating activities	92,398,000	(2,247,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(277,949,000)	(675,794,000)
Acquisition of real estate notes receivable	(1,942,000)	(81,805,000)
Loan costs on real estate notes receivable	(39,000)	(1,705,000)
Investment in unconsolidated entities	(2,000,000)	—
Capital expenditures	(30,441,000)	(944,000)
Restricted cash	(1,444,000)	(1,793,000)
Real estate deposits	1,902,000	3,550,000
Net cash used in investing activities	(311,913,000)	(758,491,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	3,316,000	—
Payments on mortgage loans payable	(4,223,000)	(577,000)
Borrowings under the lines of credit and term loan	461,503,000	—
Payments under the lines of credit and term loan	(202,019,000)	—
Payment of derivative financial instrument	(15,000)	—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Proceeds from issuance of common stock	—	975,121,000
Deferred financing costs	(10,775,000)	(1,156,000)
Contingent consideration related to acquisition of real estate	(350,000)	—
Repurchase of common stock	(14,833,000)	(2,846,000)
Payments under capital leases	(8,181,000)	—
Contribution from noncontrolling interests	19,753,000	—
Distributions to noncontrolling interests	(237,000)	—
Distribution to redeemable noncontrolling interests	(198,000)	—
Contribution from redeemable noncontrolling interests	2,295,000	—
Security deposits	99,000	948,000
Payment of offering costs	(11,000)	(95,420,000)
Distributions paid	(38,343,000)	(31,666,000)
Net cash provided by financing activities	207,781,000	844,404,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,734,000)	83,666,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(72,000)	(1,266,000)
CASH AND CASH EQUIVALENTS — Beginning of period	48,953,000	504,894,000
CASH AND CASH EQUIVALENTS — End of period	$37,147,000	$587,294,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$34,431,000	$1,471,000
Income taxes	$306,000	$9,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$3,540,000	$691,000
Real estate deposit	$2,809,000	$—
Settlement of receivable for investment in unconsolidated entity	$3,877,000	$—
Tenant improvement overage	$441,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$—	$41,000
Other assets	$263,000	$1,429,000
Mortgage loans payable, net	$191,320,000	$85,194,000
Accounts payable and accrued liabilities	$309,000	$1,308,000
Security deposits, prepaid rent and other liabilities	$9,506,000	$7,557,000
Financing Activities:
Issuance of common stock under the DRIP	$48,692,000	$43,087,000
Distributions declared but not paid	$9,647,000	$9,356,000
Accrued deferred financing costs	$—	$2,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 21, Subsequent Events — Amended and Restated Distribution Reinvestment Plan Price, for a further discussion. As of September 30, 2016, a total of $92,250,000 in distributions were reinvested and 9,709,538 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but is subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 25, 2016 and expires on February 26, 2017. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group, Inc. (NYSE: NSAM), or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. NSAM has announced its intention to

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

merge with Colony Capital, Inc. (NYSE: CLNY) and NorthStar Realty Finance Corp. (NYSE: NRF) to form a new combined company, Colony NorthStar, Inc. The proposed merger is subject to substantial closing conditions, including the required approval from each respective company’s stockholders, governmental and regulatory agencies and third parties. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Securities, or our dealer manager, NSAM, Mr. Flaherty, Colony Capital, Inc. or NorthStar Realty Finance Corp.; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2016, we had completed 47 real estate acquisitions whereby we owned and/or operated 88 properties, comprising 91 buildings, and 102 integrated senior health campuses including completed development projects, or approximately 11,880,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,695,600,000. In addition, as of September 30, 2016, we had acquired real estate-related investments for an aggregate purchase price of $144,176,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2016 and December 31, 2015, we owned greater than a 99.99% general partnership interest therein. As of September 30, 2016 and December 31, 2015, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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
As of September 30, 2016 and December 31, 2015, we had $10,409,000 and $11,204,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three and nine months ended September 30, 2016 and 2015, we did not write off any receivables to bad debt expense. For the three and nine months ended September 30, 2016, $1,467,000 and $4,059,000, respectively, of our receivables were written off against the allowance for uncollectible accounts. For the three and nine months ended September 30, 2015, we did not write off any receivables against the allowance for uncollectible accounts.
As of September 30, 2016 and December 31, 2015, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the three months ended September 30, 2016 and 2015, we did not write off any of our deferred rent receivables directly to bad debt expense. For the nine months ended September 30, 2016 and 2015, $28,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Accounts Payable and Accrued Liabilities
As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted primarily of reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $18,521,000 and $19,391,000, respectively, insurance payables of $17,277,000 and $21,689,000, respectively, accrued property taxes of $14,739,000 and $11,447,000, respectively, and accrued distributions of $9,647,000 and $9,745,000, respectively.
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
Derivatives are recognized as either assets or liabilities in our accompanying condensed consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815. Changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

See Note 9, Derivative Financial Instruments, and Note 15, Fair Value Measurements, for a further discussion of our derivative financial instruments.
Reclassifications
As of December 31, 2015, $1,200,000 of deferred financing costs, net, related to our mortgage loans payable have been reclassified from other assets, net to mortgage loans payable, net in our accompanying condensed consolidated balance sheets to conform to the current period presentation in accordance with Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Such reclassification did not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We have not yet determined the impact the adoption of ASU 2016-13 on January 1, 2020 will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We have not yet determined the impact the adoption of ASU 2016-15 on January 1, 2018 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We have not yet determined the impact the adoption of ASU 2016-16 on January 1, 2018 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, or ASU 2016-17, which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective for annual periods beginning on or after December 15, 2016. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-17 on December 15, 2016 to have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Building, improvements and construction in process	$1,931,570,000	$1,518,611,000
Land	162,762,000	123,906,000
Furniture, fixtures and equipment	77,646,000	62,481,000
	2,171,978,000	1,704,998,000
Less: accumulated depreciation	(76,190,000)	(26,600,000)
	$2,095,788,000	$1,678,398,000
Depreciation expense for the three months ended September 30, 2016 and 2015 was $18,050,000 and $7,112,000, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $49,719,000 and $15,433,000, respectively.
For the three months ended September 30, 2016 and 2015, we incurred capital expenditures of $8,057,000 and $0, respectively, on our integrated senior health campuses, $3,599,000 and $535,000, respectively, on our medical office buildings and $217,000 and $69,000, respectively, on our senior housing — RIDEA facilities. We did not have any capital expenditures on our hospitals, our senior housing facilities nor our skilled nursing facilities for the three months ended September 30, 2016 and 2015.
In addition to the acquisitions and development discussed below, for the nine months ended September 30, 2016 and 2015, we incurred capital expenditures of $30,327,000 and $0, respectively, on our integrated senior health campuses, $5,376,000 and $1,541,000, respectively, on our medical office buildings, $618,000 and $69,000, respectively, on our senior housing — RIDEA facilities and $5,000 and $25,000, respectively, on our hospitals. We did not have any capital expenditures on our senior housing facilities nor our skilled nursing facilities for the nine months ended September 30, 2016 and 2015.
In addition, subsequent to the initial purchase of Trilogy Investors, LLC, or Trilogy, in December 2015, we acquired a development parcel with improvements on July 15, 2016 in Harrodsburg, Kentucky, and on September 14, 2016, we acquired land in Muncie, Indiana for a contract purchase price of $2,400,000 and $265,000, respectively, plus closing costs and acquisition fees, which are included in our integrated senior health campuses segment. The acquisition of the development parcel with improvements in Kentucky was financed with a mortgage loan payable, which had a principal balance of $2,040,000 at the time of acquisition.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2016 and 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisition of the first senior housing facility in Crown Senior Care Portfolio on September 15, 2015. Pursuant to our charter, prior to the acquisition of Crown Senior Care Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the reimbursement of fees and expenses to our advisor or its affiliates associated with the acquisition of Crown Senior Care Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2016
For the nine months ended September 30, 2016, we completed 11 property acquisitions comprising 17 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $209,935,000 and we incurred $4,661,000 in acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of these property acquisitions for the nine months ended September 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	2016 Corporate Line of Credit(3)	Acquisition Fee(4)
Naperville MOB	Naperville, IL	Medical Office	01/12/16	$17,385,000	$—	$18,000,000	$391,000
Lakeview IN Medical Plaza(5)	Indianapolis, IN	Medical Office	01/21/16	20,000,000	15,000,000	3,500,000	387,000
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	02/01/16	27,500,000	—	27,200,000	619,000
Snellville GA MOB	Snellville, GA	Medical Office	02/05/16	8,300,000	—	8,300,000	187,000
Lakebrook Medical Center	Westbrook, CT	Medical Office	02/19/16	6,150,000	—	—	138,000
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	03/29/16	10,300,000	—	9,750,000	232,000
Joplin MO MOB	Joplin, MO	Medical Office	05/10/16	11,600,000	—	12,000,000	261,000
Austell GA MOB	Austell, GA	Medical Office	05/25/16	12,600,000	—	12,000,000	284,000
Middletown OH MOB	Middletown, OH	Medical Office	06/16/16	19,300,000	—	17,000,000	434,000
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham and Weymouth, MA	Skilled Nursing	07/01/16	65,500,000	—	65,000,000	1,474,000
Voorhees NJ MOB	Voorhees, NJ	Medical Office	07/08/16	11,300,000	—	11,000,000	254,000
Total				$209,935,000	$15,000,000	$183,750,000	$4,661,000
___________

(1)	We own 100% of our properties acquired in 2016 with the exception of Lakeview IN Medical Plaza.

(2)	Represents the principal balance of the mortgage loan payable placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

(4)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property, except for Lakeview IN Medical Plaza, with respect to which we paid our advisor an acquisition fee of 2.25% of the portion of the contract purchase price attributed to our ownership interest of approximately 86.0% in the entity that acquired the property.

(5)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with an affiliate of Cornerstone Companies, Inc., an unaffiliated third party. Our effective ownership of the joint venture is 86.0%.

Acquisitions of Previously Leased Real Estate Investments
For the nine months ended September 30, 2016, we, through a majority-owned subsidiary of Trilogy, of which we own 67.7%, also acquired the real estate underlying 17 previously leased integrated senior health campuses located in Indiana,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Kentucky, Michigan and Ohio. The aggregate contract purchase price of these properties was $227,090,000 and we incurred $3,459,000 in acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of these property acquisitions for the nine months ended September 30, 2016:

Location	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(1)	2016 Corporate Line of Credit(2)	Acquisition Fee(3)
Jasper, IN	06/24/16	$5,089,000	$—	$—	$78,000
Anderson, Evansville, Jasper, Kokomo, New Albany and Tell City, IN; and Cynthiana, KY	06/30/16	130,000,000	93,150,000	30,310,000	1,980,000
Greensburg, IN; Lexington, KY; East Lansing, Howell, Okemos, and Shelby Township, MI; and Greenville and Zanesville, OH	08/16/16	87,927,000	77,900,000	11,863,000	1,339,000
Monticello, IN	09/23/16	4,074,000	2,800,000	—	62,000
		$227,090,000	$173,850,000	$42,173,000	$3,459,000
___________

(1)	Represents the principal balance of the mortgage loans payable placed on the properties at the time of acquisition.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

(3)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest of approximately 67.7% in the subsidiary of Trilogy that acquired the property.

Completed Development in 2016
For the nine months ended September 30, 2016, we completed the development of one integrated senior health campus, representing $14,731,000, which is included in real estate investments, net, in our accompanying condensed consolidated balance sheets.
4. Real Estate Notes Receivable and Debt Security Investment, Net
As of September 30, 2016 and December 31, 2015, we had $144,609,000 and $144,477,000 of notes receivable and debt security investment, net, respectively. The following is a summary of our notes receivable and debt security investment as of September 30, 2016 and December 31, 2015, including unamortized loan and closing costs, net:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	September 30, 2016	December 31, 2015	Acquisition Fee(2)
Mezzanine Floating Rate Notes(3)(5)
United States	02/04/15	12/09/16	6.53%	$31,567,000	$31,277,000	$31,277,000	$631,000
Mezzanine Fixed Rate Notes(3)(5)
United States	02/04/15	12/09/19	6.75%	$28,650,000	28,650,000	28,650,000	573,000
Crown Senior Care Facility(4)(5)
United Kingdom	09/16/15	11/15/16	6.50%	$20,750,000	19,812,000	20,746,000	471,000
Debt security investment(6)	10/15/15	08/25/25	4.24%	N/A	62,595,000	60,945,000	1,209,000
					142,334,000	141,618,000	$2,884,000
Unamortized loan and closing costs, net					2,275,000	2,859,000
					$144,609,000	$144,477,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(1)	Represents the per annum interest rate in effect as of September 30, 2016.

(2)
Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through September 30, 2016.

(3)
On February 4, 2015, we acquired eight promissory notes at par in the aggregate outstanding principal amount of $60,217,000, or the Mezzanine Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes, and four floating-rate notes in the aggregate outstanding principal amount of $31,567,000, or the Mezzanine Floating Rate Notes. The Mezzanine Notes evidence interests in a portion of a mezzanine loan that consisted in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The mezzanine loan is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp. The maturity date of the Mezzanine Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. In October 2016, the borrower exercised its right to extend the maturity date of the Mezzanine Floating Rate Notes for one year to December 2017.

(4)
We entered into a facility agreement with Caring Homes (TFP) Group Limited, or the CHG Borrower, an unaffiliated third party, on September 16, 2015. The facility agreement, as amended, matures on November 15, 2016. The facility agreement, as amended, is collateralized by two senior housing facilities in the United Kingdom, or the UK, and the income from the CHG Borrower’s operations. Based on the currency exchange rate as of September 30, 2016, the maximum amount of advances available was £16,000,000, or approximately $20,750,000, and the outstanding balance as of September 30, 2016 was £15,276,000, or approximately $19,812,000. Based on the currency exchange rate as of September 30, 2016, approximately $938,000 remained available for future funding under Crown Senior Care Facility, subject to certain conditions set forth in the applicable loan agreement, as amended. As of September 30, 2016, the CHG Borrower has been identified as a VIE. We do not consolidate such VIE because we do not have the ability to control the activities that most significantly impact the VIE’s economic performance. Our exposure to loss as a result of involvement with such VIE is limited to the outstanding balance of Crown Senior Care Facility.

(5)
Balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns, and only requires monthly interest payments. The Mezzanine Floating Rate Notes, Mezzanine Fixed Rate Notes and Crown Senior Care Facility are subject to certain prepayment restrictions if repaid before the respective maturity dates.

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

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2016 and 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in the carrying amount of real estate notes receivable and debt security investment, net consisted of the following for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$144,477,000	$—
Additions:
Acquisition of real estate notes receivable	1,942,000	81,805,000
Accretion on debt security investment	1,650,000	—
Loan costs	39,000	1,705,000
Deductions:
Foreign currency translation adjustments	(2,892,000)	(342,000)
Amortization of loan and closing costs	(607,000)	(333,000)
Ending balance	$144,609,000	$82,835,000
For the three and nine months ended September 30, 2016 and 2015, we did not record any impairment losses on our real estate notes receivable and debt security investment. Amortization expense on loan and closing costs for the three months ended September 30, 2016 and 2015 was $231,000 and $150,000, respectively, and for the nine months ended September 30, 2016 and 2015, was $607,000 and $333,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Amortized intangible assets:
In-place leases, net of accumulated amortization of $168,964,000 and $35,531,000 as of September 30, 2016 and December 31, 2015, respectively (with a weighted average remaining life of 4.8 years and 2.5 years as of September 30, 2016 and December 31, 2015, respectively)	$99,487,000	$221,846,000
Leasehold interests, net of accumulated amortization of $230,000 and $126,000 as of September 30, 2016 and December 31, 2015, respectively (with a weighted average remaining life of 55.9 years and 56.6 years as of September 30, 2016 and December 31, 2015, respectively)	7,664,000	7,768,000
Above-market leases, net of accumulated amortization of $2,496,000 and $1,360,000 as of September 30, 2016 and December 31, 2015, respectively (with a weighted average remaining life of 5.3 years and 5.0 years as of September 30, 2016 and December 31, 2015, respectively)	4,543,000	4,401,000
Unamortized intangible assets:
Certificates of need	71,186,000	51,855,000
Trade names	30,267,000	30,267,000
Purchase option assets(1)	14,208,000	71,000,000
	$227,355,000	$387,137,000
___________

(1)
Under certain leases of our leased facilities in which we are the lessee, we have the right to acquire the properties at varying dates in the future and at our option. We estimate the fair value of these purchase option assets by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase. See Note 3, Real Estate Investments, Net — Acquisitions in 2016 — Acquisitions of Previously Leased Real Estate Investments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense for the three months ended September 30, 2016 and 2015 was $53,495,000 and $8,240,000, respectively, which included $414,000 and $339,000, respectively, of amortization recorded against real estate revenue for above-market leases and $36,000 and $33,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
Amortization expense for the nine months ended September 30, 2016 and 2015 was $163,378,000 and $13,341,000, respectively, which included $1,182,000 and $897,000, respectively, of amortization recorded against real estate revenue for above-market leases and $106,000 and $90,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 8.4 years and 4.3 years as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$39,587,000
2017	23,240,000
2018	7,351,000
2019	6,179,000
2020	5,034,000
Thereafter	30,303,000
$111,694,000
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Investments in unconsolidated entities	$26,172,000	$27,210,000
Inventory	15,314,000	16,313,000
Prepaid expenses, deposits and other assets	13,884,000	7,098,000
Deferred financing costs, net of accumulated amortization of $2,611,000 and $550,000 as of September 30, 2016 and December 31, 2015, respectively(1)	10,488,000	6,344,000
Deferred rent receivables	9,666,000	3,028,000
Deferred tax asset, net(2)	7,823,000	—
Lease inducement	5,000,000	—
Lease commissions, net of accumulated amortization of $115,000 and $17,000 as of September 30, 2016 and December 31, 2015, respectively	3,198,000	309,000
	$91,545,000	$60,302,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loan.

(2)	See Note 16, Income Taxes, for a further discussion.
For the three and nine months ended September 30, 2016, we did not record impairment losses on our investments in unconsolidated entities. For the three and nine months ended September 30, 2015, we did not have any investments in unconsolidated entities. Amortization expense on lease commissions for the three months ended September 30, 2016 and 2015 was $51,000 and $6,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $99,000 and $7,000, respectively.
Amortization expense on deferred financing costs of our lines of credit and term loan for three months ended September 30, 2016 and 2015 was $902,000 and $64,000, respectively. Amortization expense on deferred financing costs of our lines of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

credit and term loan for the nine months ended September 30, 2016 and 2015 was $2,549,000 and $193,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss.
7. Mortgage Loans Payable, Net
Mortgage loans payable were $502,222,000 ($482,966,000, including discount/premium and deferred financing costs, net) and $312,240,000 ($295,270,000, including discount/premium and deferred financing costs, net) as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had 30 fixed-rate and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.45% per annum based on interest rates in effect as of September 30, 2016 and a weighted average effective interest rate of 4.43%. As of December 31, 2015, we had 30 fixed-rate mortgage loans and one variable-rate mortgage loan payable with effective interest rates ranging from 2.45% to 6.43% per annum and a weighted average effective interest rate of 3.98%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
Mortgage loans payable, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Total fixed-rate debt	$298,668,000	$302,892,000
Total variable-rate debt	203,554,000	9,348,000
Total fixed- and variable-rate debt	502,222,000	312,240,000
Less: deferred financing costs, net(1)	(4,189,000)	(1,200,000)
Add: premium	1,848,000	1,916,000
Less: discount	(16,915,000)	(17,686,000)
Mortgage loans payable, net	$482,966,000	$295,270,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our mortgage loans payable.
The changes in the carrying amount of mortgage loans payable, net consisted of the following for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$295,270,000	$16,742,000
Additions:
Borrowings on mortgage loans payable	194,636,000	—
Assumptions of mortgage loans payable, net	—	85,194,000
Amortization of deferred financing costs	577,000	100,000
Deductions:
Scheduled principal payments on mortgage loans payable	(4,223,000)	(577,000)
Amortization of discount/premium on mortgage loans payable	272,000	(241,000)
Deferred financing costs	(3,566,000)	(1,144,000)
Ending balance	$482,966,000	$100,074,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2016, the principal payments due on our mortgage loans payable for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2016	$1,419,000
2017	15,468,000
2018	177,391,000
2019	20,949,000
2020	29,984,000
Thereafter	257,011,000
$502,222,000
8. Lines of Credit and Term Loan
2014 Corporate Line of Credit
On August 18, 2014, we, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, or the 2014 Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swing line lender and issuer of letters of credit; KeyBank, National Association, or KeyBank, as lender and syndication agent; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or the 2014 Corporate Line of Credit.
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
Our aggregate borrowing capacity under the 2014 Corporate Line of Credit was $200,000,000 as of December 31, 2015. As of December 31, 2015, borrowings outstanding under the 2014 Corporate Line of Credit totaled $77,000,000 and $123,000,000 remained available. The weighted average interest rate on borrowings outstanding as of December 31, 2015 was 2.25% per annum.
On February 3, 2016, we, through our operating partnership, terminated the 2014 Corporate Credit Agreement, as amended, and the 2014 Corporate Revolving Notes with each of Bank of America and KeyBank and entered into the 2016 Corporate Line of Credit as described below. We currently do not have any obligations under the 2014 Corporate Credit Agreement or the 2014 Corporate Revolving Notes.
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
As of September 30, 2016, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $500,000,000. As of September 30, 2016, borrowings outstanding under the 2016 Corporate Line of Credit totaled $344,000,000, and $156,000,000 remained available. As of September 30, 2016, the weighted average interest rate on borrowings outstanding was 2.37% per annum.
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
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $300,000,000 as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $249,000,000 and $273,000,000, respectively, and $51,000,000 and $27,000,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of September 30, 2016 and December 31, 2015 was 4.77% and 4.50%, respectively, per annum.
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a Delaware corporation and a direct subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. The Trilogy OpCo Line of Credit is secured primarily by residents’ receivables of the Trilogy OpCo Borrowers. The terms of the Trilogy OpCo Line of Credit Agreement provided for a one-time increase during the term of the agreement by up to $18,000,000, for a maximum amount of $60,000,000, subject to certain conditions. On April 1, 2016, we increased the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000.
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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of September 30, 2016, subject to certain terms and conditions. As of September 30, 2016, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $16,484,000, and $43,516,000 remained available. The weighted average interest rate on borrowings outstanding as of September 30, 2016 was 4.57% per annum.
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
We did not have any derivative financial instruments as of December 31, 2015. The following table lists the derivative financial instruments held by us as of September 30, 2016:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$17,075,000	one month LIBOR	2.25%	$—	Cap	02/01/18
140,000,000	one month LIBOR	0.82%	(64,000)	Swap	02/03/19
60,000,000	one month LIBOR	0.78%	25,000	Swap	02/03/19
$217,075,000			$(39,000)
As of September 30, 2016, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2015, we did not have any derivative financial instruments. For the three and nine months ended September 30, 2016, we recorded a decrease (increase) of $989,000 and $(54,000), respectively, to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of September 30, 2016 and December 31, 2015, identified intangible liabilities consisted of below-market leases of $1,982,000 and $1,026,000, respectively, net of accumulated amortization of $788,000 and $350,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2016 and 2015 was $189,000 and $86,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $466,000 and $274,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The weighted average remaining life of below-market leases was 4.8 years and 5.4 years as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, estimated amortization expense on below-market leases for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$185,000
2017	567,000
2018	410,000
2019	337,000
2020	216,000
Thereafter	267,000
$1,982,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of September 30, 2016 and December 31, 2015, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interest in our accompanying condensed consolidated balance sheets. As of September 30, 2016, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$22,987,000	$2,000
Addition	2,295,000	—
Distributions	(198,000)	—
Net loss attributable to redeemable noncontrolling interests	—	—
Ending balance	$25,084,000	$2,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, the Amended and Restated DRIP amended the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 21, Subsequent Events — Amended and Restated Distribution Reinvestment Plan Price, for a further discussion.
Through September 30, 2016, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 11,658,101 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 1,945,743 shares of our common stock under our share repurchase plan through September 30, 2016. Through September 30, 2016, we granted an aggregate of 60,000 shares of our restricted common stock to our independent directors. As of September 30, 2016 and December 31, 2015, we had 194,725,178 and 191,135,158 shares of our common stock issued and outstanding, respectively.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Dealer Manager Fee
Through the termination of the primary portion of our initial offering on March 12, 2015, we paid our dealer manager a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2015, we incurred $0 and $27,789,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance — foreign currency translation adjustments	$(506,000)	$—
Net change in current period	(1,916,000)	(160,000)
Ending balance — foreign currency translation adjustments	$(2,422,000)	$(160,000)
Noncontrolling Interests
On December 1, 2015, we, through Trilogy REIT Holdings, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. As of September 30, 2016, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NorthStar Healthcare Income, Inc., through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of September 30, 2016 and December 31, 2015, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both are unaffiliated third parties that manage or direct the day-to day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests will be subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2016, we recognized stock compensation expense related to the Profit Interests of $196,000 and $589,000, respectively.
There were no canceled, expired or exercised Profit Interests during the three and nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, no Profit Interests were vested. The nonvested awards are presented as noncontrolling interests and will be re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. In accordance with ASC Topic 810, we classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying condensed consolidated balance sheets and the dividends of the preferred shares of beneficial interests as net loss attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In addition, as of September 30, 2016, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the three and nine months ended September 30, 2016.
Distribution Reinvestment Plan
We adopted the DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our initial offering, subject to certain conditions. We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering at an offering price of $9.50 per share, which we terminated on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, the Amended and Restated DRIP amended the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 21, Subsequent Events — Amended and Restated Distribution Reinvestment Plan Price, for a further discussion.
For the three months ended September 30, 2016 and 2015, $16,199,000 and $16,441,000, respectively, in distributions were reinvested that resulted in 1,705,192 and 1,730,648 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP Offering. For the nine months ended September 30, 2016 and 2015, $48,692,000 and $43,087,000, respectively, in distributions were reinvested that resulted in 5,124,834 and 4,535,536 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP Offering.
As of September 30, 2016 and December 31, 2015, a total of $110,761,000 and $62,069,000, respectively, in distributions were reinvested that resulted in 11,658,101 and 6,533,267 shares of our common stock, respectively, being issued pursuant to the DRIP and the Secondary DRIP Offering.
Share Repurchase Plan
Our board has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering.
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% and 100% of each stockholder’s repurchase amount, depending on the period of time their shares have been held. Until October 4, 2016, the repurchase amount for shares repurchased under our share repurchase plan was equal to or lower than the most recent per share offering price. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us. Effective October 5, 2016, we amended the price at which shares of our common stock are repurchased pursuant to our amended and restated share repurchase plan, or Amended and Restated Share Repurchase Plan. See Note 21, Subsequent Events — Amended and Restated Share Repurchase Plan, for a further discussion. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three months ended September 30, 2016 and 2015, we received share repurchase requests and repurchased 933,974 and 205,910 shares of our common stock, respectively, for an aggregate of $8,835,000 and $2,043,000, respectively, at an average repurchase price of $9.46 and $9.92 per share, respectively. For the nine months ended September 30, 2016 and 2015, we received share repurchase requests and repurchased 1,564,814 and 286,720 shares of our common stock, respectively, for an aggregate of $14,833,000 and $2,846,000, respectively, at an average repurchase price of $9.48 and $9.93 per share, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2016 and December 31, 2015, we received share repurchase requests and repurchased 1,945,743 and 380,929 shares of our common stock, respectively, for an aggregate of $18,594,000 and $3,761,000, respectively, at an average price of $9.56 and $9.87 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering.
2013 Incentive Plan
We adopted the 2013 Incentive Plan, or our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares.
Through September 30, 2016, we granted an aggregate of 30,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, through September 30, 2016, we granted an aggregate of 30,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
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
ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2016 and 2015, we did not assume any forfeitures.
For the three months ended September 30, 2016 and 2015, we recognized compensation expense related to the director grants of $90,000 and $33,000, respectively, and for the nine months ended September 30, 2016 and 2015, we recognized compensation expense related to the director grants of $151,000 and $83,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2016 and December 31, 2015, there was $278,000 and $129,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of September 30, 2016, this expense is expected to be recognized over a remaining weighted average period of 1.93 years.
As of September 30, 2016 and December 31, 2015, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $400,000 and $210,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2016 and December 31, 2015 and the changes for the nine months ended September 30, 2016, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2015	21,000	$10.00
Granted	30,000	$10.00
Vested	(11,000)	$10.00
Forfeited	—	$—
Balance — September 30, 2016	40,000	$10.00
Expected to vest — September 30, 2016	40,000	$10.00

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers, employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Securities, NSAM, Mr. Flaherty, Colony Capital, Inc. or NorthStar Realty Finance Corp. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2016 and 2015, we incurred $8,642,000 and $6,145,000, respectively, and for the nine months ended September 30, 2016 and 2015, we incurred $22,968,000 and $24,305,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Other Organizational and Offering Expenses
Through the termination of the primary portion of our initial offering on March 12, 2015, our other organizational and offering expenses were incurred by our advisor or its affiliates on our behalf. We reimbursed our advisor or its affiliates for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2015, we incurred $14,000 and $533,000, respectively, in offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor from the gross proceeds of our initial offering.
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
For the three months ended September 30, 2016 and 2015, we incurred $3,524,000 and $3,998,000, respectively, and for the nine months ended September 30, 2016 and 2015, we incurred $8,551,000 and $18,898,000, respectively, in acquisition fees to our advisor or its affiliates, which included 55,684 shares of common stock for the nine months ended September 30, 2015, and no shares of common stock for the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2016, we incurred $76,000 in development fees to our advisor or its affiliates. For the three and nine months ended September 30, 2015, we did not incur any development fees to our advisor or its affiliates. Development fees are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2016 and 2015, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of Crown Senior Care Portfolio on September 15, 2015. For further discussion, please see Note 3, Real Estate Investments, Net.
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
For the three and nine months ended September 30, 2016, we incurred $1,000 in acquisition expenses to our advisor or its affiliates. For the three and nine months ended September 30, 2015, we incurred $0 and $30,000, respectively, in acquisition expenses to our advisor or its affiliates.
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
For the three months ended September 30, 2016 and 2015, we incurred $4,427,000 and $1,912,000, respectively, and for the nine months ended September 30, 2016 and 2015, we incurred $12,373,000 and $4,286,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended September 30, 2016 and 2015, we incurred $517,000 and $198,000, respectively, and for the nine months ended September 30, 2016 and 2015, we incurred $1,752,000 and $509,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease. For the three months ended September 30, 2016 and 2015, we incurred $45,000 and $10,000, respectively, and for the nine months ended September 30, 2016 and 2015, we incurred $140,000 and $22,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. For the three and nine months ended September 30, 2016, we incurred $21,000 and $22,000, respectively, in construction management fees to our advisor or its affiliates. For the three and nine months ended September 30, 2015, we incurred $2,000 in construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or will be expensed and included in our accompanying condensed consolidated statements of operations and comprehensive loss, as applicable.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 22.6%, respectively, for the 12 months ended September 30, 2016; however, we did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended September 30, 2016 and 2015, our advisor or its affiliates incurred operating expenses on our behalf of $31,000 and $11,000, respectively, and for the nine months ended September 30, 2016 and 2015, our advisor or its affiliates incurred operating expenses on our behalf of $53,000 and $25,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and nine months ended September 30, 2016 and 2015, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2016 and 2015, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2016 and 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2016 and 2015, we did not pay any such distributions to our advisor.
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
As of September 30, 2016 and 2015, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
Effective January 1, 2015, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President, Chief Operating Officer and Director, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2015 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, our former Chief Financial Officer, Shannon K S Johnson, our Executive Vice President — Acquisitions, Stefan K.L. Oh, our Assistant General Counsel and Secretary, Cora Lo, and our Vice President — Asset Management, Chris Rooney, each executed similar 2015 Stock Purchase Plans whereby each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2015 Stock Purchase Plans each terminated in connection with the termination of the primary portion of our initial offering. For the three months ended September 30, 2015, we did not issue any common stock pursuant to the applicable stock purchase plan. For the nine months ended September 30, 2015, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Nine Months Ended September 30, 2015
Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$17,000	1,902
Danny Prosky	President, Chief Operating Officer and Director	20,000	2,246
Mathieu B. Streiff	Executive Vice President, General Counsel	19,000	2,062
Stefan K.L. Oh	Executive Vice President — Acquisitions	2,000	168
Cora Lo	Assistant General Counsel and Secretary	1,000	106
Chris Rooney	Vice President — Asset Management	1,000	135
Shannon K S Johnson	Former Chief Financial Officer	1,000	165
		$61,000	6,784
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2016 and December 31, 2015:

Fee	September 30, 2016	December 31, 2015
Asset and property management fees	$1,790,000	$1,111,000
Acquisition fees	373,000	133,000
Lease commissions	46,000	1,000
Development fees	38,000	—
Construction management fees	17,000	9,000
Operating expenses	15,000	3,000
	$2,279,000	$1,257,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$25,000	$—	$25,000
Contingent consideration receivables	—	—	—	—
Total assets at fair value	$—	$25,000	$—	$25,000
Liabilities:
Derivative financial instrument	$—	$64,000	$—	$64,000
Contingent consideration obligations	—	—	16,559,000	16,559,000
Warrants	—	—	960,000	960,000
Total liabilities at fair value	$—	$64,000	$17,519,000	$17,583,000

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
There were no transfers into or out of fair value measurement levels during the nine months ended September 30, 2016 and 2015.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Assets
As of September 30, 2016, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB in January 2015, there was a contingent consideration receivable in the amount of either $0 or $1,100,000. We would have received $1,100,000 in the event that within one year of the acquisition date certain criteria were not met, including the seller leasing 4,536 square feet of GLA meeting certain lease terms, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. Such contingency expired in January 2016. In addition, in connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $355,000. We would receive payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminates their lease prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of September 30, 2016, we do not believe that we will receive such amounts and therefore we have not recorded any contingent consideration receivables. When recorded by us,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

contingent consideration receivables will be included in other assets, net in our accompanying condensed consolidated balance sheets.
Liabilities
As of September 30, 2016 and December 31, 2015, we have accrued $16,559,000 and $5,912,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers’ leasing unoccupied space, as discussed below.
Of the amount accrued as of September 30, 2016, $16,011,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $498,000 relates to our acquisition of Stockbridge GA MOB II and $50,000 relates to our acquisition of King of Prussia PA MOB. Of the amount accrued as of December 31, 2015, $4,131,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $1,381,000 relates to our acquisition of Stockbridge GA MOB II and $400,000 relates to our acquisition of King of Prussia PA MOB.
The estimated total amount of $16,011,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. Upon the tenant meeting certain conditions under the lease agreement and providing us notice in October 2016, we paid $10,000,000 towards this obligation related to the Wake Forest Facility in November 2016. We have assumed that the tenant will meet the remaining conditions under the lease agreement and that we will pay the remaining contingent consideration for the three other facilities three years from the date of the applicable acquisition.
As of September 30, 2016, we have accrued $498,000 related to Stockbridge GA MOB II, and such consideration will be paid within 18 months of the acquisition date based on the seller’s leasing of one or both unoccupied spaces and achieving certain lease criteria. The payment of such consideration will occur after a qualified tenant delivers an estoppel, has taken occupancy and has begun paying rent under the new lease. The range of payment is $0 up to no limit and and we have assumed that the seller will lease both of the unoccupied spaces within the specified time frame.
Warrants
As of September 30, 2016 and December 31, 2015, we have recorded $960,000 and $1,014,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of September 30, 2016 and December 31, 2015, the carrying value is a reasonable estimate of fair value as the warrants were issued at fair value on December 1, 2015.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of September 30, 2016 and December 31, 2015 for the contingent consideration obligations:

		Range of Inputs or Inputs		Fair Value
Acquisition	Unobservable Inputs(1)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
North Carolina ALF Portfolio — North Raleigh and Mooresville(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,720,000	$3,516,000	$6,011,000	$3,524,000
	Timing of Payment	January 27, 2018	January 27, 2018
	Applicable Rate, as defined in the lease agreement	7.2%	7.2%
	Discount Rate per Annum	0.77%	1.06%
	Percentage of Eligible Payment Requested	100%	100%
King of Prussia PA MOB(3)	Percentage of Allowance for Leasing Commissions to be Paid	100%	100%	$50,000	$400,000
North Carolina ALF Portfolio — Clemmons and Wake Forest(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$2,267,000	$1,491,000	$10,000,000	$607,000
	Timing of Payment	October 31, 2016 and June 28, 2018	June 28, 2018
	Applicable Rate, as defined in the lease agreement	7.2%	7.2%
	Discount Rate per Annum	0.77%	1.06%
	Percentage of Eligible Payment Requested	100%	100%
Stockbridge GA MOB II(4)	Percentage of Total Unoccupied Square Footage Leased Up	100%	100%	$498,000	$1,381,000
	Timing of Payment	March 3, 2017	March 3, 2017
	Capitalization Rate	7.5%	7.5%
	Initial Base Rent per Square Foot	$17.00	$17.00
	Tenant Improvement Allowance per Square Foot	$30.00	$30.00
	Lease Commission Rate	4.00%	4.00%
___________

(1)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of September 30, 2016 and December 31, 2015.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contingent Consideration Receivables:
Beginning balance	$—	$—	$—	$—
Additions to contingent consideration receivables	—	—	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—	—	—
Ending balance	$—	$—	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$5,820,000	$5,280,000	$5,912,000	$1,393,000
Additions to contingent consideration obligations	—	—	—	4,467,000
Realized/unrealized losses (gains) recognized in earnings	10,739,000	29,000	10,997,000	(551,000)
Settlements of obligations	—	—	(350,000)	—
Ending balance	$16,559,000	$5,309,000	$16,559,000	$5,309,000
Amount of total losses (gains) included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$10,739,000	$29,000	$10,997,000	$83,000
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under our lines of credit and term loan.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$80,257,000	$82,216,000	$81,716,000	$80,845,000
Debt security investment	$64,352,000	$93,373,000	$62,761,000	$94,393,000
Financial Liabilities:
Mortgage loans payable	$482,966,000	$494,362,000	$295,270,000	$294,701,000
Lines of credit and term loan	$598,996,000	$609,418,000	$343,656,000	$350,000,000
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
The components of loss before taxes for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic	$(56,233,000)	$(15,942,000)	$(154,887,000)	$(36,883,000)
Foreign	(135,000)	(1,669,000)	(277,000)	(1,669,000)
Loss before income taxes	$(56,368,000)	$(17,611,000)	$(155,164,000)	$(38,552,000)
The components of income tax (benefit) expense for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal deferred	$2,859,000	$(2,547,000)	$(5,535,000)	$(3,115,000)
State deferred	(68,000)	(383,000)	(924,000)	(462,000)
Foreign deferred	87,000	—	—	—
Federal current	107,000	326,000	115,000	326,000
Foreign current	(45,000)	4,000	122,000	4,000
Valuation allowances	(2,942,000)	2,930,000	6,395,000	3,577,000
Total income tax (benefit) expense	$(2,000)	$330,000	$173,000	$330,000
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of September 30, 2016 and December 31, 2015, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We used estimated fair value for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed for the Trilogy acquisition in December 2015. During this quarter, we obtained additional information that required revisions to the preliminary purchase price allocation. Specifically, the basis differences between tax and book were updated, and as a result, a deferred tax liability was recorded. The primary driver of this difference was the use of bonus depreciation for tax purposes. See Note 17, Business Combinations, for a further discussion.
The additional information obtained also impacted our allocation of deferred tax assets. An election was filed to step up the tax basis of certain assets pursuant to section 743 of the Code, and additional book/tax basis differences were finalized related to the contribution of certain assets by Trilogy to its TRS subsidiary prior to our acquisition of Trilogy. The contribution was structured as a tax free contribution, pursuant to section 351 of the Code. Straight line rent basis differences and net operating losses contributed to the growth in the deferred tax asset account in 2016.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2016, our valuation allowance substantially reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Business Combinations
Trilogy Preliminary Purchase Price Allocation
We utilized estimated fair values for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed for the acquisition of Trilogy in December 2015. As we continue to integrate Trilogy, we may obtain additional information on the acquired assets and assumed liabilities which, if significant, could require revisions to the preliminary purchase price allocation for Trilogy. Amounts for certain income tax accounts are also subject to change pending the filing of Trilogy’s pre-acquisition tax returns and the receipt of information from taxing authorities, which, if significant, could require revisions to preliminary assumptions and estimates. If we determine that any measurement period adjustments are significant, we will recognize those adjustments, including any related impacts to deferred tax positions, goodwill or net income, in the reporting period in which the adjustments are determined.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The preliminary purchase price allocation to assets acquired and liabilities assumed for the acquisition of Trilogy in December 2015 was:

Trilogy(1)
Building and improvements	$501,353,000
Land	42,157,000
Furniture, fixtures and equipment	59,192,000
Construction in progress	17,132,000
In-place leases	183,704,000
Purchase option assets	71,000,000
Capital lease assets	43,601,000
Trade names	30,267,000
Certificate of need	51,295,000
Other assets	42,293,000
Goodwill	70,610,000
Total assets acquired	1,112,604,000
Lines of credit	(270,000,000)
Mortgage loans payable, net	(193,220,000)
Capital lease obligations	(47,660,000)
Other liabilities	(7,634,000)
Deferred income tax liabilities	(7,699,000)
Total liabilities assumed	(526,213,000)
Net assets acquired	$586,391,000
___________

(1)	Trilogy's assets acquired and liabilities assumed are consolidated and reported at 100%. At the time of acquisition, we owned approximately 67.6% of the net assets acquired.
During the third quarter of 2016, we updated the purchase price allocation of Trilogy to adjust deferred income tax liabilities as of the Trilogy acquisition date for pre-merger Trilogy’s federal income tax returns and revised estimates. This measurement period adjustment was reflected in the table above as an increase to goodwill of $7,699,000, with corresponding adjustments to deferred income tax liabilities, which is included in security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets. There is no impact to our condensed consolidated statement of operations and comprehensive loss for the fiscal year ended December 31, 2015 and previously reported interim periods ended June 30, 2016 relating to this purchase price allocation adjustment.
2016 Business Combinations
For the nine months ended September 30, 2016, using cash on hand and debt financing, we completed 11 property acquisitions comprising 17 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $437,025,000, plus closing costs, and acquisition fees of $11,775,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions.
Results of operations for the property acquisitions during the nine months ended September 30, 2016 are reflected in our accompanying condensed consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through September 30, 2016. For the period from the acquisition date through September 30, 2016, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
2016 Acquisitions	$12,735,000	$670,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair values of the assets acquired and liabilities assumed since October 1, 2015 were preliminary estimates determined using the income, cost and market approaches. Any necessary adjustments will be finalized within one year from the date of acquisition. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 11 property acquisitions in 2016:

2016 Acquisitions
Building and improvements	$396,665,000
Land	36,345,000
Furniture, fixtures and equipment	644,000
In-place leases	40,059,000
Above-market leases	1,324,000
Certificate of need	18,410,000
Purchase option assets	(56,792,000)
Total assets acquired	436,655,000
Below-market leases	(1,423,000)
Total liabilities assumed	(1,423,000)
Net assets acquired	$435,232,000
Assuming the property acquisitions in 2016 discussed above had occurred on January 1, 2015, for the three and nine months ended September 30, 2016 and 2015, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$248,949,000	$36,212,000	$746,682,000	$80,541,000
Net loss	$(51,121,000)	$(24,126,000)	$(133,978,000)	$(69,626,000)
Net loss attributable to controlling interest	$(37,277,000)	$(21,931,000)	$(94,311,000)	$(60,327,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.19)	$(0.12)	$(0.49)	$(0.33)
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
2015 Business Combinations
For the nine months ended September 30, 2015, using net proceeds from our initial offering and the assumption of mortgage loans payable, we completed 19 property acquisitions comprising 45 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $763,367,000, plus closing costs, and acquisition fees of $25,338,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

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
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 19 property acquisitions, which we determined using Level 2 and Level 3 inputs:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$445,801,000
Land	7,367,000	2,994,000	44,089,000
Furniture, fixtures and equipment	—	635,000	1,654,000
In-place leases	7,182,000	8,057,000	40,418,000
Above-market leases	1,321,000	—	1,099,000
Leasehold interest	5,715,000	—	95,000
Total assets acquired	135,312,000	88,656,000	533,156,000
Mortgage loans payable, net	—	(13,254,000)	(71,940,000)
Below-market leases	(350,000)	—	(27,000)
Other liabilities	—	—	(4,467,000)	(1)
Total liabilities assumed	(350,000)	(13,254,000)	(76,434,000)
Net assets acquired	$134,962,000	$75,402,000	$456,722,000
___________

(1)
Included in other liabilities are $4,067,000 and $400,000 accrued for as contingent consideration obligations in connection with the purchase of North Carolina ALF Portfolio and King of Prussia PA MOB, respectively. For a further discussion, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration.

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
18. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of September 30, 2016, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time.
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
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency gain (loss), interest and other income, loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended September 30, 2016
Revenues:
Real estate revenue	$19,686,000	$2,994,000	$3,600,000	$4,543,000	$—	$—	$30,823,000
Resident fees and services	—	—	—	—	15,871,000	202,236,000	218,107,000
Total revenues	19,686,000	2,994,000	3,600,000	4,543,000	15,871,000	202,236,000	248,930,000
Expenses:
Rental expenses	7,142,000	231,000	145,000	135,000	—	—	7,653,000
Property operating expenses	—	—	—	—	10,660,000	176,580,000	187,240,000
Segment net operating income	$12,544,000	$2,763,000	$3,455,000	$4,408,000	$5,211,000	$25,656,000	$54,037,000
Expenses:
General and administrative							$7,232,000
Acquisition related expenses							15,936,000
Depreciation and amortization							71,384,000
Loss from operations							(40,515,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)
Interest expense							(13,027,000)
Gain in fair value of derivative financial instruments							989,000
Foreign currency loss							(1,502,000)
Interest and other income							42,000
Loss from unconsolidated entities							(2,355,000)
Loss before income taxes							(56,368,000)
Income tax benefit							2,000
Net loss							$(56,366,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended September 30, 2015
Revenues:
Real estate revenue	$14,579,000	$—	$(10,000)	$2,017,000	$—	$—	$16,586,000
Resident fees and services	—	—	—	—	12,694,000	—	12,694,000
Total revenues	14,579,000	—	(10,000)	2,017,000	12,694,000	—	29,280,000
Expenses:
Rental expenses	4,842,000	—	109,000	100,000	—	—	5,051,000
Property operating expenses	—	—	—	—	9,284,000	—	9,284,000
Segment net operating income (loss)	$9,737,000	$—	$(119,000)	$1,917,000	$3,410,000	$—	$14,945,000
Expenses:
General and administrative							$3,184,000
Acquisition related expenses							11,953,000
Depreciation and amortization							14,986,000
Loss from operations							(15,178,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(898,000)
Foreign currency loss							(1,887,000)
Interest and other income							352,000
Loss before income taxes							(17,611,000)
Income tax expense							(330,000)
Net loss							$(17,941,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Nine Months Ended September 30, 2016
Revenues:
Real estate revenue	$54,302,000	$5,305,000	$13,744,000	$13,840,000	$—	$—	$87,191,000
Resident fees and services	—	—	—	—	46,612,000	604,953,000	651,565,000
Total revenues	54,302,000	5,305,000	13,744,000	13,840,000	46,612,000	604,953,000	738,756,000
Expenses:
Rental expenses	19,727,000	385,000	1,075,000	395,000	—	—	21,582,000
Property operating expenses	—	—	—	—	31,616,000	537,110,000	568,726,000
Segment net operating income	$34,575,000	$4,920,000	$12,669,000	$13,445,000	$14,996,000	$67,843,000	$148,448,000
Expenses:
General and administrative							$21,379,000
Acquisition related expenses							24,184,000
Depreciation and amortization							212,596,000
Loss from operations							(109,711,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)
Interest expense							(32,350,000)
Loss in fair value of derivative financial instruments							(54,000)
Foreign currency loss							(6,544,000)
Interest and other income							411,000
Loss from unconsolidated entities							(6,916,000)
Loss before income taxes							(155,164,000)
Income tax expense							(173,000)
Net loss							$(155,337,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Nine Months Ended September 30, 2015
Revenues:
Real estate revenue	$34,985,000	$—	$4,980,000	$4,449,000	$—	$—	$44,414,000
Resident fees and services	—	—	—	—	15,513,000	—	15,513,000
Total revenues	34,985,000	—	4,980,000	4,449,000	15,513,000	—	59,927,000
Expenses:
Rental expenses	12,047,000	—	1,339,000	267,000	—	—	13,653,000
Property operating expenses	—	—	—	—	10,985,000	—	10,985,000
Segment net operating income	$22,938,000	$—	$3,641,000	$4,182,000	$4,528,000	$—	$35,289,000
Expenses:
General and administrative							$8,352,000
Acquisition related expenses							34,628,000
Depreciation and amortization							27,794,000
Loss from operations							(35,485,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(1,855,000)
Foreign currency loss							(1,887,000)
Interest and other income							675,000
Loss before income taxes							(38,552,000)
Income tax expense							(330,000)
Net loss							$(38,882,000)
Assets by reportable segment as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Integrated senior health campuses	$1,368,895,000	$1,258,308,000
Medical office buildings	688,124,000	577,399,000
Senior housing — RIDEA	288,998,000	290,184,000
Senior housing	215,348,000	225,574,000
Hospitals	126,897,000	127,372,000
Skilled nursing facilities	109,375,000	39,945,000
Other non-reportable segment	12,503,000	6,237,000
Total assets	$2,810,140,000	$2,525,019,000
As of September 30, 2016 and December 31, 2015, goodwill of $70,610,000 and $62,911,000, respectively, was allocated to integrated senior health campuses and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$247,881,000	$29,220,000	$735,344,000	$59,867,000
International	1,049,000	60,000	3,412,000	60,000
Total revenues	$248,930,000	$29,280,000	$738,756,000	$59,927,000

	September 30, 2016	December 31, 2015
Real estate investments, net:
United States	$2,061,167,000	$1,638,074,000
International	34,621,000	40,324,000
Total real estate investments, net	$2,095,788,000	$1,678,398,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2016, one state in the United States accounted for 10.0% or more of the annualized base rent of our total property portfolio. Properties located in Indiana accounted for 37.8% of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of September 30, 2016, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals, accounted for 47.3%, 31.3%, 11.2%, 5.1%, 5.1% and 0.0%, respectively, of our annualized base rent. As of September 30, 2016, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of September 30, 2016.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $6,000 and $2,000, respectively, for the three months ended September 30, 2016 and 2015, and $12,000 and $6,000, respectively, for the nine months ended September 30, 2016 and 2015. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2016 and 2015, there were 40,000 and 22,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2016 and 2015, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Subsequent Events
Property Acquisition
Subsequent to September 30, 2016, we completed the acquisition of one building from an unaffiliated party, which we added to our existing Fox Grape SNF Portfolio. The aggregate contract purchase price of this acquisition was $22,500,000 and we paid $506,000 in acquisition fees to our advisor in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities nor the proforma results of the acquisition. The following is a summary of our acquisition subsequent to September 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	2016 Corporate Line of Credit(3)	Acquisition Fee(4)
Fox Grape SNF Portfolio(5)	Quincy, MA	Skilled Nursing	11/01/16	$22,500,000	$16,133,000	$6,000,000	$506,000
___________

(1)	We own 100% of the property acquired subsequent to September 30, 2016.

(2)	Represents the principal balance of the mortgage loan payable placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit at the time of acquisition.

(4)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property.

(5)	On November 1, 2016, we added one additional facility to our existing Fox Grape SNF Portfolio. The other five facilities were acquired in July 2016.
Amended and Restated Distribution Reinvestment Plan Price
Effective October 5, 2016, the Amended and Restated DRIP amended the price at which shares of our common stock will be issued pursuant to the Secondary DRIP Offering. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated value of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016, which distributions were reinvested at $9.01 per share, the estimated per share net asset value, or NAV, unanimously approved and established by our board on October 5, 2016. Formerly, shares were issued pursuant to the Secondary DRIP Offering at 95.0% of the estimated value of one share of our common stock, as estimated by our board. In all other material respects, the terms of the Secondary DRIP Offering remain unchanged by the Amended and Restated DRIP.
Amended and Restated Share Repurchase Plan
Effective October 5, 2016, we amended and restated our share repurchase plan. The Amended and Restated Share Repurchase Plan, which will take effect with respect to share repurchase requests submitted during the fourth quarter 2016, amends the price at which shares of our common stock will be repurchased pursuant to the share repurchase plan by amending

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the definition of the term Repurchase Amount, as such term is used in the share repurchase plan. Upon effectiveness of the Amended and Restated Share Repurchase Plan, the Repurchase Amount that will be used to calculate the price at which shares will be repurchased will be the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock or (ii) the most recent estimated value of one share of our common stock, as determined by our board, which was $9.01 per share as unanimously approved and established by our board on October 5, 2016. Formerly, as a result of the termination of the Company’s initial public offering of shares in April 2015, the Repurchase Amount was an amount determined by our board, in its discretion.
In addition, the Amended and Restated Share Repurchase Plan amends the price at which shares will be repurchased as a result of a stockholder’s death or “qualifying disability”, as defined in our share repurchase plan. Upon effectiveness of the Amended and Restated Share Repurchase Plan, shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the Repurchase Amount. Formerly, shares repurchased in connection with a stockholder’s death or qualifying disability were repurchased at 100% of the price paid by the stockholder to acquire the shares of the Company’s common stock. In all other material respects, the terms of the share repurchase plan remain unchanged by the Amended and Restated Share Repurchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 30, 2016. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2016 and December 31, 2015, together with our results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015.
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

On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 21, Subsequent Events — Amended and Restated Distribution Reinvestment Plan Price, to our accompanying condensed consolidated financial statements for a further discussion. As of September 30, 2016, a total of $92,250,000 in distributions were reinvested and 9,709,538 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
On October 5, 2016, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.01. We are providing this estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2016. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to guidance from the SEC. Going forward, we intend to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 7, 2016, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, but was subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 25, 2016 and expires on February 26, 2017. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC (formerly known as American Healthcare Investors LLC), or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group, Inc. (NYSE: NSAM), or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. NSAM has announced its intention to merge with Colony Capital, Inc. (NYSE: CLNY) and NorthStar Realty Finance Corp. (NYSE: NRF) to form a new combined company, Colony NorthStar, Inc. The proposed merger is subject to substantial closing conditions, including the required approval from each respective company’s stockholders, governmental and regulatory agencies and third parties. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, NSAM, Mr. Flaherty, Colony Capital, Inc. or NorthStar Realty Finance Corp.; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2016, we had completed 47 real estate acquisitions whereby we owned and/or operated 88 properties, comprising 91 buildings, and 102 integrated senior health campuses including completed development projects, or approximately 11,880,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,695,600,000. In addition, as of September 30, 2016, we had acquired real estate-related investments for an aggregate purchase price of $144,176,000. As of September 30, 2016, our portfolio capitalization rate was approximately 7.41%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
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
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2016
For a discussion of property acquisitions in 2016, see Note 3, Real Estate Investments, Net, Note 17, Business Combinations — 2016 and Note 21, Subsequent Events — Property Acquisition, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of September 30, 2016, our properties were 94.7% leased and during the remainder of 2016, 2.6% of the leased GLA is scheduled to expire. For the three months ended September 30, 2016, our senior housing — RIDEA facilities and integrated senior health campuses were 85.5% and 86.9% leased, respectively. For the nine months ended September 30, 2016, our senior housing — RIDEA facilities and integrated senior health campuses were 84.9% and 87.7% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2016, our remaining weighted average lease term was 8.6 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Our primary sources of revenue include rents and resident fees and services. Our primary expenses include property operating expenses and rental expenses.
As of September 30, 2016, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time.
Except where otherwise noted, our change in results of operations is primarily due to owning 91 buildings and 102 integrated senior health campuses as of September 30, 2016, as compared to owning 69 buildings and no integrated senior health campuses as of September 30, 2015. As of September 30, 2016 and 2015, we owned the following types of properties:

	September 30,
	2016			2015
	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	102	$1,356,780,000	(1)	—	$—	—%
Medical office buildings	60	638,645,000	92.8%	47	507,910,000	93.8%
Senior housing — RIDEA	13	320,035,000	(2)	12	292,500,000	(2)
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Senior housing	10	134,860,000	100%	8	100,877,000	100%
Skilled nursing facilities	6	105,500,000	100%	—	—	—%
Total/weighted average(3)	193	$2,695,600,000	94.7%	69	$1,041,067,000	95.0%
___________

(1)	For the three and nine months ended September 30, 2016, the leased percentage for the resident units of our integrated senior health campuses was 86.9% and 87.7%, respectively.

(2)
For the three and nine months ended September 30, 2016, the leased percentage for the resident units of our senior housing — RIDEA facilities was 85.5% and 84.9%, respectively. For the three and nine months ended September 30, 2015, the leased percentage for the resident units of our senior housing — RIDEA facilities was 87.9% and 88.8%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three and nine months ended September 30, 2016 and 2015, resident fees and services consisted of rental fees related to resident leases, extended health care fees and other ancillary services. We did not own or operate any senior housing — RIDEA facilities prior to May 2015 and we did not own or operate any integrated senior health campuses prior to December 2015. For the three and nine months ended September 30, 2016 and 2015, real estate revenue primarily consisted of base rent and expense recoveries.
Revenues by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Resident Fees and Services
Integrated senior health campuses	$202,236,000	$—	$604,953,000	$—
Senior housing — RIDEA	15,871,000	12,694,000	46,612,000	15,513,000
Total resident fees and services	218,107,000	12,694,000	651,565,000	15,513,000
Real Estate Revenue
Medical office buildings	19,686,000	14,579,000	54,302,000	34,985,000
Senior housing	4,543,000	2,017,000	13,840,000	4,449,000
Hospitals	3,600,000	(10,000)	13,744,000	4,980,000
Skilled nursing facilities	2,994,000	—	5,305,000	—
Total real estate revenue	30,823,000	16,586,000	87,191,000	44,414,000
Total revenues	$248,930,000	$29,280,000	$738,756,000	$59,927,000

Property Operating Expenses and Rental Expenses
For the three months ended September 30, 2016 and 2015, property operating expenses primarily consisted of administration and benefits expense of $164,859,000 and $7,027,000, respectively. For the nine months ended September 30, 2016 and 2015, property operating expenses primarily consisted of administration and benefits expense of $491,437,000 and $8,316,000, respectively.
Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Property Operating Expenses
Integrated senior health campuses	$176,580,000	88.0%	$—	—%	$537,110,000	88.8%	$—	—%
Senior housing — RIDEA	10,660,000	66.0%	9,284,000	73.1%	31,616,000	67.8%	10,985,000	70.8%
Total property operating expenses	$187,240,000	86.4%	$9,284,000	73.1%	$568,726,000	87.3%	$10,985,000	70.8%

Rental Expenses
Medical office buildings	$7,142,000	33.0%	$4,842,000	33.2%	$19,727,000	36.3%	$12,047,000	34.4%
Hospitals	145,000	13.7%	109,000	(1,090.0)%	1,075,000	7.8%	1,339,000	26.9%
Senior housing	135,000	2.9%	100,000	5.0%	395,000	2.9%	267,000	6.0%
Skilled nursing facilities	231,000	2.6%	—	—%	385,000	7.3%	—	—%
Total rental expenses	$7,653,000	23.4%	$5,051,000	30.5%	$21,582,000	24.8%	$13,653,000	30.7%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenue will fluctuate based on the types of property we acquire in the future.
General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset management fees — affiliates	$4,427,000	$1,912,000	$12,373,000	$4,286,000
Bad debt expense	1,160,000	34,000	3,308,000	76,000
Professional and legal fees	783,000	302,000	2,564,000	907,000
Transfer agent services	375,000	402,000	1,189,000	1,352,000
Franchise taxes	(139,000)	159,000	288,000	364,000
Stock compensation expense	196,000	—	589,000	—
Bank charges	94,000	84,000	258,000	101,000
Directors’ and officers’ liability insurance	78,000	72,000	233,000	198,000
Board of directors fees	54,000	88,000	181,000	217,000
Restricted stock compensation	90,000	33,000	151,000	83,000
Share discounts expense	—	—	—	580,000
Other	114,000	98,000	245,000	188,000
Total	$7,232,000	$3,184,000	$21,379,000	$8,352,000

The increase in general and administrative for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily the result of purchasing additional properties in 2016 and 2015 and thus incurring higher asset management fees to our advisor. We expect general and administrative to continue to increase in 2016 as we purchase additional properties and have a full year of operations.
Acquisition Related Expenses
For the three months ended September 30, 2016 and 2015, acquisition related expenses were $15,936,000 and $11,953,000, respectively, and were related primarily to expenses associated with our four and five property acquisitions, respectively, including acquisition fees of $3,524,000 and $3,566,000, respectively, incurred to our advisor and its affiliates.
For the nine months ended September 30, 2016 and 2015, acquisition related expenses were $24,184,000 and $34,628,000, respectively, and were related primarily to expenses associated with our 13 and 19 property acquisitions, respectively, including acquisition fees of $8,551,000 and $17,262,000, respectively, incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended September 30, 2016 and 2015, depreciation and amortization was $71,384,000 and $14,986,000, respectively, and consisted primarily of depreciation on our operating properties of $18,050,000 and $7,112,000, respectively, and amortization on our identified intangible assets of $53,045,000 and $7,868,000, respectively.
For the nine months ended September 30, 2016 and 2015, depreciation and amortization was $212,596,000 and $27,794,000, respectively, and consisted primarily of depreciation on our operating properties of $49,719,000 and $15,433,000, respectively, and amortization on our identified intangible assets of $162,090,000 and $12,354,000, respectively.
Interest Expense
For the three months ended September 30, 2016 and 2015, interest expense, including gain (loss) in fair value of derivative financial instruments, was $12,038,000 and $898,000, respectively. For the nine months ended September 30, 2016 and 2015, interest expense, including gain (loss) in fair value of derivative financial instruments, was $32,404,000 and $1,855,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense — lines of credit and term loan and derivative financial instruments	$6,075,000	$48,000	$15,552,000	$143,000
Interest expense — mortgage loans payable	5,570,000	864,000	13,400,000	1,660,000
Amortization of deferred financing costs — mortgage loans payable	392,000	50,000	577,000	100,000
Amortization of deferred financing costs — lines of credit and term loan	902,000	64,000	2,549,000	193,000
(Gain) loss in fair value of derivative financial instruments	(989,000)	—	54,000	—
Amortization of debt discount/premium, net	88,000	(128,000)	272,000	(241,000)
Total	$12,038,000	$898,000	$32,404,000	$1,855,000
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
Our total capacity to pay operating expenses, interest and distributions and purchase real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of September 30, 2016, our cash on hand was $37,147,000 and we had $250,516,000 available on our lines of credit and term loan. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $13,924,000 to pay interest on our outstanding indebtedness in the remainder of 2016, based on interest rates in effect as of September 30, 2016. In addition, we estimate that we will require $1,419,000 to pay principal on our outstanding indebtedness in the remainder of 2016. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and their affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the properties we owned as of September 30, 2016, we estimate that our expenditures for capital improvements and tenant improvements will require up to $682,000 for the remaining three months of 2016. As of September 30, 2016, we had $8,644,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents — beginning of period	$48,953,000	$504,894,000
Net cash provided by (used in) operating activities	92,398,000	(2,247,000)
Net cash used in investing activities	(311,913,000)	(758,491,000)
Net cash provided by financing activities	207,781,000	844,404,000
Effect of foreign currency translation on cash and cash equivalents	(72,000)	(1,266,000)
Cash and cash equivalents — end of period	$37,147,000	$587,294,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2016 and 2015, cash flows provided by (used in) operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. See Results of Operations above for a further discussion. We anticipate cash flows from operating activities to increase as we purchase additional properties.

Investing Activities
For the nine months ended September 30, 2016, cash flows used in investing activities primarily related to our 13 property acquisitions in the amount of $277,949,000 and capital expenditures of $30,441,000. For the nine months ended September 30, 2015, cash flows used in investing activities related primarily to our 19 property acquisitions in the amount of $675,794,000 and our acquisition of real estate notes receivables of $81,805,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will decrease in 2016 as compared to 2015 due to fewer anticipated acquisitions as a result of the termination of the primary portion of our initial offering in March 2015.
Financing Activities
For the nine months ended September 30, 2016, cash flows provided by financing activities primarily related to net borrowings under our revolving lines of credit and revolving term loan in the amount of $259,484,000, partially offset by distributions to our common stockholders of $38,343,000 and share repurchases of $14,833,000. For the nine months ended September 30, 2015, cash flows provided by financing activities primarily related to funds raised from investors in our initial offering in the amount of $975,121,000, partially offset by the payment of offering costs of $95,420,000 in connection with our initial offering, distributions to our common stockholders of $31,666,000, share repurchases of $2,846,000 and the payment of deferred financing costs of $1,156,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loan and other indebtedness to increase as we may acquire additional real estate and real estate-related investments.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 14, 2014 and ending on December 31, 2016. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
The amount of the distributions paid to our stockholders is determined quarterly by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We did not establish any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the nine months ended September 30, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP and Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2016		2015
Distributions paid in cash	$38,343,000		$31,666,000
Distributions reinvested	48,692,000		43,087,000
	$87,035,000		$74,753,000
Sources of distributions:
Cash flows from operations	$87,035,000	100%	$—	—%
Offering proceeds	—	—	74,753,000	100
	$87,035,000	100%	$74,753,000	100%
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
As of September 30, 2016, we had an amount payable of $2,262,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2016		2015
Distributions paid in cash	$38,343,000		$31,666,000
Distributions reinvested	48,692,000		43,087,000
	$87,035,000		$74,753,000
Sources of distributions:
FFO attributable to controlling interest	$47,646,000	54.7%	$—	—%
Proceeds from borrowings	39,389,000	45.3	—	—
Offering proceeds	—	—	74,753,000	100
	$87,035,000	100%	$74,753,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2016, our aggregate borrowings were 40.1% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of November 14, 2016 and September 30, 2016, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2016, we had $502,222,000 ($482,966,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2016, we had $609,484,000 outstanding and $250,516,000 remained available under our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of September 30, 2016, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. As of September 30, 2016, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.93% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable, lines of credit and term loan and fixed interest rate swaps and interest rate cap; and (iii) ground and other lease obligations and capital leases as of September 30, 2016:

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
Principal payments — fixed-rate debt	$1,410,000	$19,342,000	$23,459,000	$254,457,000	$298,668,000
Interest payments — fixed-rate debt	2,811,000	21,780,000	20,201,000	106,048,000	150,840,000
Principal payments — variable-rate debt	9,000	173,517,000	620,474,000	19,038,000	813,038,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2016)	11,113,000	75,359,000	27,438,000	285,000	114,195,000
Ground and other lease obligations	108,000	868,000	871,000	19,171,000	21,018,000
Capital leases	2,421,000	15,543,000	4,851,000	288,000	23,103,000
Total	$17,872,000	$306,409,000	$697,294,000	$399,287,000	$1,420,862,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $16,559,000, the majority of which we expect to pay within the first six months in 2018. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the nine months ended September 30, 2016 and 2015, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a further understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our initial offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent receivables, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2016 and 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(56,366,000)	$(17,941,000)	$(155,337,000)	$(38,882,000)
Add:
Depreciation and amortization — consolidated properties	71,384,000	14,986,000	212,596,000	27,794,000
Depreciation and amortization — unconsolidated properties	267,000	—	665,000	—
Less:
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	13,921,000	2,504,000	39,245,000	2,504,000
Depreciation and amortization related to redeemable noncontrolling interests and noncontrolling interests	(17,529,000)	—	(49,523,000)	—
FFO attributable to controlling interest	$11,677,000	$(451,000)	$47,646,000	$(8,584,000)

Acquisition related expenses(1)	$15,936,000	$11,953,000	$24,184,000	$34,628,000
Amortization of above- and below-market leases(2)	225,000	253,000	716,000	623,000
Amortization of loan and closing costs(3)	231,000	150,000	607,000	333,000
Change in deferred rent receivables(4)	(4,520,000)	(1,135,000)	(8,017,000)	(2,134,000)
(Gain) loss in fair value of derivative financial instruments(5)	(989,000)	—	54,000	—
Foreign currency loss(6)	1,502,000	1,887,000	6,544,000	1,887,000
Adjustments for unconsolidated properties(7)	713,000	—	1,627,000	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(7)	(567,000)	(2,504,000)	(1,045,000)	(2,504,000)
MFFO attributable to controlling interest	$24,208,000	$10,153,000	$72,316,000	$24,249,000
Weighted average common shares outstanding — basic and diluted	195,027,512	189,099,028	193,660,666	180,742,403
Net loss per common share — basic and diluted	$(0.29)	$(0.09)	$(0.80)	$(0.22)
FFO attributable to controlling interest per common share — basic and diluted	$0.06	$—	$0.25	$(0.05)
MFFO attributable to controlling interest per common share — basic and diluted	$0.12	$0.05	$0.37	$0.13
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

(3)
Under GAAP, direct loan and closing costs are amortized over the term of our notes receivable and debt security investment as an adjustment to the yield on our notes receivable or debt security investment. This may result in income recognition that is different than the contractual cash flows under our notes receivable and debt security investment. By adjusting for the amortization of the loan and closing costs related to our real estate notes receivable and debt security investment, MFFO may provide useful supplemental information on the realized economic impact of our notes receivable and debt security investment terms, providing insight on the expected contractual cash flows of such notes receivable and debt security investment, and aligns results with our analysis of operating performance.

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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency loss, interest and other income, loss from unconsolidated entities and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(56,366,000)	$(17,941,000)	$(155,337,000)	$(38,882,000)
General and administrative	7,232,000	3,184,000	21,379,000	8,352,000
Acquisition related expenses	15,936,000	11,953,000	24,184,000	34,628,000
Depreciation and amortization	71,384,000	14,986,000	212,596,000	27,794,000
Interest expense	12,038,000	898,000	32,404,000	1,855,000
Foreign currency loss	1,502,000	1,887,000	6,544,000	1,887,000
Interest and other income	(42,000)	(352,000)	(411,000)	(675,000)
Loss from unconsolidated entities	2,355,000	—	6,916,000	—
Income tax (benefit) expense	(2,000)	330,000	173,000	330,000
Net operating income	$54,037,000	$14,945,000	$148,448,000	$35,289,000
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2016, our interest rate cap and interest rate swaps are recorded on our accompanying condensed consolidated balance sheets at their fair values of $0 and $39,000, respectively. We do not enter into derivative transactions for speculative purposes.

As of September 30, 2016, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$19,812,000	$—	$—	$28,650,000	$—	$—	$48,462,000	$50,938,000
Weighted average interest rate on maturing fixed-rate notes receivable	6.50%	—%	—%	6.75%	—%	—%	6.65%	—
Variable-rate notes receivable — principal payments	$31,277,000	$—	$—	$—	$—	$—	$31,277,000	$31,278,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of September 30, 2016)	6.53%	—%	—%	—%	—%	—%	6.53%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,373,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$1,410,000	$13,372,000	$5,970,000	$6,202,000	$17,257,000	$254,457,000	$298,668,000	$285,318,000
Weighted average interest rate on maturing fixed-rate debt	3.83%	5.22%	3.80%	3.81%	5.23%	3.71%	3.87%	—
Variable-rate debt — principal payments	$9,000	$2,096,000	$171,421,000	$607,747,000	$12,727,000	$19,038,000	$813,038,000	$818,462,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2016)	5.03%	2.95%	5.18%	3.96%	6.47%	4.07%	3.95%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of September 30, 2016, the carrying value of our real estate notes receivable and debt security investment, net was $144,609,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 5.32% per annum based on rates in effect as of September 30, 2016. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of September 30, 2016, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $502,222,000 ($482,966,000, including discount/premium and deferred financing costs, net) as of September 30, 2016. As of September 30, 2016, we had 30 fixed-rate and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.45% per annum and a weighted average effective interest rate of 4.43%. In addition, as of September 30, 2016, we had $609,484,000 outstanding under our lines of credit and term loan, at a weighted-average interest rate of 3.41% per annum.
As of September 30, 2016, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.93% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of September 30, 2016, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loan and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of September 30, 2016, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loan payable and lines of credit and term loan by

$4,122,000, or 11.41% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2016, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $22,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have used the net proceeds from our initial offering and borrowed funds or other sources to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 14, 2014 and ending on December 31, 2016. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
The distributions paid for the nine months ended September 30, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP and the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2016		2015
Distributions paid in cash	$38,343,000		$31,666,000
Distributions reinvested	48,692,000		43,087,000
	$87,035,000		$74,753,000
Sources of distributions:
Cash flows from operations	$87,035,000	100%	$—	—%
Offering proceeds	—	—	74,753,000	100
	$87,035,000	100%	$74,753,000	100%
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
As of September 30, 2016, we had an amount payable of $2,262,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we raised the minimum offering, through June 5, 2014, the date we acquired our first property. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Other than the waiver of such asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2016 and 2015, along with the amount of distributions reinvested pursuant the DRIP and the Secondary DRIP Offering, and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2016		2015
Distributions paid in cash	$38,343,000		$31,666,000
Distributions reinvested	48,692,000		43,087,000
	$87,035,000		$74,753,000
Sources of distributions:
FFO attributable to controlling interest	$47,646,000	54.7%	$—	—%
Proceeds from borrowings	39,389,000	45.3	—	—
Offering proceeds	—	—	74,753,000	100
	$87,035,000	100%	$74,753,000	100%
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
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On October 5, 2016, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an estimated per share NAV of our common stock of $9.01. We are providing this estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee of the board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.

The estimated per share NAV is not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated per share NAV;

•	a stockholder would ultimately realize distributions per share equal to our estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by the board to assist in its determination of the estimated per share NAV, would agree with our estimated per share NAV; or

•	the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with ERISA reporting requirements.
Further, the estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2016. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 7, 2016.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase plan and may have to hold their shares for an indefinite period of time.
Our board may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase plan at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase plan at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a quarterly basis, depending upon when during the quarter our board makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase plan includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board to waive such holding requirement in the event of the death or qualifying disability of a stockholder. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Effective with share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our Amended and Restated Share Repurchase Plan adopted by our board on October 5, 2016, shall be the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we will repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; and (d) for stockholders who have held their shares of our common stock for at least four years, or requests submitted pursuant to a death or a qualifying disability, the price will be 100.0% of the Repurchase Amount (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase plan to provide them with liquidity. On October 5, 2016, our board approved and established an estimated per share NAV of our common stock of $9.01.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of November 14, 2016, properties located in Indiana accounted for approximately 37.5% of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2016, we issued an aggregate of 22,500 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan and will be repurchased at a price between 92.5% and 100% of each stockholder's "Repurchase Amount," as defined in our share repurchase plan, depending on the period of time their shares have been held. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. Until October 4, 2016, the Repurchase Amount for shares repurchased under our share repurchase plan was equal to or lower than the most recent per share offering price. However, if shares of our common stock were to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
Effective October 5, 2016, with respect to share repurchase requests submitted during the fourth quarter 2016, we amended and restated our share repurchase plan by amending the definition of the term Repurchase Amount, as such term is used in the share repurchase plan. The Repurchase Amount that will be used to calculate the price at which shares of our common stock will be repurchased will be the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock or (ii) the most recent estimated value of one share of our common stock, as determined by our board. In addition, the Amended and Restated Share Repurchase Plan amends the price at which shares will be repurchased as a result of a stockholder’s death or qualifying disability; such shares will be repurchased at a price per share equal to 100% of the Repurchase Amount.

During the three months ended September 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	$—	—	(1)
August 1, 2016 to August 31, 2016	6,105	$9.70	6,105	(1)
September 1, 2016 to September 30, 2016	927,870	$9.46	927,870	(1)
Total	933,975	$9.46	933,975
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

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 14, 2016	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2016	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55434) filed October 7, 2016 and incorporated herein by reference)

4.2
Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55434) filed October 7, 2016 and incorporated herein by reference)

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