Form 10-K
period 2016-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2017-03-15
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On October 5, 2016, the registrant’s board of directors established an estimated per share net asset value of the registrant’s common stock of $9.01 as of June 30, 2016. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 193,126,263 shares of common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $1,740,068,000, assuming a market value as of that date of $9.01 per share.
As of March 10, 2017, there were 197,520,424 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT III, Inc. definitive proxy statement for the 2017 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer up to $35,000,000 in shares of our common stock through our initial offering pursuant to the DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2016, a total of $108,163,000 in distributions were reinvested and 11,446,351 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American

Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings (formerly known as American Healthcare Investors LLC), 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Securities, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
Key Developments during 2016 and 2017

•
On February 3, 2016, we terminated the 2014 Corporate Line of Credit as defined in Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K and also entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, KeyBank, National Association, or KeyBank, and other financial institutions, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Credit Facilities. See Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On March 21, 2016, we, through Trilogy Investors, LLC, or Trilogy, our majority-owned subsidiary, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. On April 1, 2016, we increased the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. See Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On October 5, 2016, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an estimated per share NAV of our common stock of $9.01.

•
Effective October 5, 2016, the Amended and Restated DRIP amended the price for which shares of our common stock are issued pursuant to the Secondary DRIP Offering to a price equal to the most recently estimated value of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016, which distributions were reinvested at $9.01 per share, the estimated per share NAV unanimously approved and established by our board on October 5, 2016.

•
During the fourth quarter 2016, we amended and restated our share repurchase plan, which took effect with respect to share repurchase requests submitted during the fourth quarter 2016. Specifically, we amended the price at which shares of our common stock are repurchased pursuant to our share repurchase plan by amending the definition of the term Repurchase Amount, as such term is used in our share repurchase plan, as amended, to reflect the lessor of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. See Note 13, Equity — Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
During 2016, we expanded our portfolio of integrated senior health campuses by $242,430,000 by leasing seven additional integrated senior health campuses, completing three development projects and acquiring the real estate underlying 17 previously leased integrated health campuses, a development parcel with improvements and land through a majority-owned subsidiary of Trilogy.

•
As of March 15, 2017, we had completed 48 real estate acquisitions whereby we owned and/or operated 94 properties, comprising 98 buildings, and 104 integrated senior health campuses including development projects, or approximately 12,294,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,855,081,000. In addition, we acquired real estate-related investments for an aggregate purchase price of $120,646,000.

Our Structure
The following is a summary of our organizational structure as of March 15, 2017:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
Griffin Capital Company, LLC
(Co-Sponsor)
100% Control
Colony NorthStar, Inc. (1)
(NYSE: CLNS)
100%
AHI Group
Holdings, LLC
Griffin Capital, LLC
45.1%
James F. Flaherty III
100%
100%
Griffin Capital Securities, LLC
(Dealer Manager)
Griffin Capital Asset
Management Company, LLC
47.1%
7.8%
25%
American Healthcare
Investors, LLC
(Co-Sponsor)
75%
Griffin-American
Healthcare REIT III
Advisor, LLC
(Advisor)
Dealer Manager
Agreement
100%
Advisory
Agreement
22,222
Shares
General Public
Griffin-American
Healthcare REIT III, Inc.
(REIT)
Limited Partner
<0.01%
AHI Management Services, Inc. or
American Healthcare Investors, LLC
Designated Personnel
(Oversight Property
Management Services)
General Partner
>99.99%
Griffin-American
Healthcare REIT III
Holdings, LP
(Operating Partnership)
Certain Property
Management Agreements
Subsidiaries Owning
Assets

(1) Colony NorthStar holds its interest in American Healthcare Investors indirectly through certain of its subsidiaries.

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereit3.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports and all amendments to those reports available at http://www.healthcarereit3.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.
Investment Objectives
Our investment objectives are:

•	to preserve, protect and return our stockholders’ capital contributions;

•	to pay regular cash distributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.
We may not attain these objectives. Our board may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to approval by our advisor’s investment committee and oversight and approval by our board.
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

We have not invested and will not invest more than 10.0% of the proceeds available for investment from our offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property is considered unimproved or currently non-income producing property for purposes of this limitation if it: (i) is not acquired for the purpose of currently producing rental or other operating income; or (ii) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We have not invested and will not invest more than 10.0% of the proceeds available for investment from our offering in commercial mortgage-backed securities. In addition, we have not invested and will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment, and we have not invested and will not invest more than 25.0% of the proceeds available for investment from our offering in international properties. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of debt financing available.
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
The consideration for each real estate investment must be authorized by a majority of our independent directors or a duly authorized committee of our board and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board so determines, or if the investment is to be acquired from an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
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
We intend to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. See Item 1A. Risk Factors — Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
We have acquired and we intend to continue to acquire leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we have leased and may continue to lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
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
We may invest in general partnerships or joint ventures with other Griffin Capital or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors — Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
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
We are not limited as to the amount of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We have not established a portfolio turnover policy with respect to loans we invest in or originate.
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
Investing in Securities
We have invested and may continue to invest in the following types of securities: (i) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (ii) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (iii) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-United States dollar denominated securities.
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (i) target mix of securities across a range of risk/reward characteristics; (ii) exposure limits to individual securities; and (iii) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:

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
Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage-backed securities generally are pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They typically are issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received in the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade commercial mortgage-backed securities. However, we have not invested more than 10.0% of the offering proceeds available for investment in commercial mortgage-backed securities.
We have not invested and will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities, the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
Our Strategies and Policies With Respect to Borrowing
We have used and intend to continue to use, secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also used and may continue to use derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.

We generally anticipate that our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2016, our aggregate borrowings were 33.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 15, 2017 and December 31, 2016, our leverage did not exceed 300% of our net assets.
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
When incurring secured debt, we may incur recourse indebtedness, which means that the lenders’ rights upon our default generally will not be limited to foreclosure on the property that secured the obligation. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board determines it to be in our best interest.
Our board controls our strategies with respect to borrowing and may change such strategies at any time without stockholder approval, subject to the maximum borrowing limit of 300% of our net assets described above.
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
Our advisor and our board will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. See Item 1A. Risk Factors — Federal Income Tax Risks. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.
Development Strategy
On an opportunistic basis, we have developed and may continue to selectively develop real estate assets when market conditions warrant. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing a finished property. Developing properties exposes us to risks such as cost overruns, carrying costs of projects under development, availability and costs of materials and labor, weather conditions and government regulation. See Item 1A. Risk Factors — Risks Related to Investments in Real Estate for additional discussion of these risks. We will retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
We have engaged and may continue to engage our advisor or its affiliates to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we will pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. However, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor or its affiliates assist with planning and coordinating the construction of any tenant improvements or capital improvements, the respective party may be paid a construction management fee of up to 5.0% of the cost of such improvements.
Board Review of Our Investment Policies and Report of Independent Directors
Our board has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis therefore is required to be set forth in the minutes of the applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board without the approval of our stockholders.
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (ii) there are sufficient property acquisition opportunities with the attributes that we seek; (iii) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to purchase assets and earn real estate revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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

Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our offering and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may have been paid from net offering proceeds and thus, constitute a return of capital to our stockholders.
Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, we generally intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure our stockholders that we will be able to do so.
The amount of distributions we pay to our stockholders is determined by our board and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare and real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
Significant Tenants
As of December 31, 2016, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2016.
Geographic Concentration
Based on leases in effect as of December 31, 2016, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in Indiana accounted for 35.0% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy. For a further discussion, see Item 2. Properties — Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2016, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.

Investment Company Act Considerations
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act.
We intend to primarily engage in the business of investing in real estate assets; however, our portfolio does include, to a much lesser extent, other real estate-related investments. We have also acquired and may continue to acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we will monitor the proportion of our portfolio that is placed in investments in securities.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. As of December 31, 2016, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Medical Office Buildings. As of December 31, 2016, we owned 62 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on square footage, approximately 29.2% of our MOBs are located on hospital campuses and 3.2% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 7.4%, 31.0% and 60.8% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Hospitals. As of December 31, 2016, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations, or HMOs), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 1.7%, 3.3% and 26.5% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Skilled Nursing Facilities. As of December 31, 2016, we owned seven skilled nursing facilities, or SNFs. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure. Our skilled nursing facilities segment accounted for approximately 0.9% and 0.5% of total revenues for the year ended December 31, 2016 and 2015, respectively. We did not own any skilled nursing facilities for the year ended December 31, 2014.
Senior Housing. As of December 31, 2016, we owned 13 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. All of our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 1.9%, 5.3% and 12.7% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Senior Housing — RIDEA. As of December 31, 2016, we owned and operated 13 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above, however we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 6.3% and 18.7% of total revenues for the years ended December 31, 2016 and 2015, respectively. We did not own and operate any senior housing facilities utilizing a RIDEA structure for the year ended December 31, 2014.
Integrated Senior Health Campuses. As of December 31, 2016, we owned and/or operated 104 integrated senior health campuses, a majority of which are operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our integrated senior health campuses segment accounted for approximately 81.8% and 41.2% of total revenues for the years ended December 31, 2016 and 2015, respectively. We did not own and/or operate any integrated senior health campuses for the year ended December 31, 2014.
For a further discussion of our segment reporting for the years ended December 31, 2016, 2015 and 2014, including geographic information for our operations, see Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 26, 2014 and terminated the primary portion of our offering on March 12, 2015. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board discretion. Our board may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 12.0% of the gross offering proceeds, which amounts have been used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also are required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
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

•	the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, reporting requirements.
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
We have used the net proceeds from our initial offering, borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering monthly in arrears, only from legally available funds.
The distributions paid for the years ended December 31, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2016		2015
Distributions paid in cash	$51,681,000		$43,869,000
Distributions reinvested	64,604,000		59,335,000
	$116,285,000		$103,204,000
Sources of distributions:
Cash flows from operations	$114,357,000	98.3%	$—	—%
Proceeds from borrowings	1,928,000	1.7	—	—
Offering proceeds	—	—	103,204,000	100
	$116,285,000	100%	$103,204,000	100%
Under GAAP, acquisition related expenses related to property acquisitions accounted for as business combinations are expensed, and therefore subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds. The payment of distributions from our initial offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of December 31, 2016, we had an amount payable of $2,148,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to the initial offering, through June 5, 2014, the day prior to the date we acquired our first property. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2016		2015
Distributions paid in cash	$51,681,000		$43,869,000
Distributions reinvested	64,604,000		59,335,000
	$116,285,000		$103,204,000
Sources of distributions:
FFO attributable to controlling interest	$62,915,000	54.1%	$—	—%
Proceeds from borrowings	53,370,000	45.9	—	—
Offering proceeds	—	—	103,204,000	100
	$116,285,000	100%	$103,204,000	100%
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
American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of Griffin-American Healthcare REIT IV, Inc., may sponsor or co-sponsor additional real estate programs in the future, and provide certain asset management and property management services to certain of Colony NorthStar’s managed companies. In addition, Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 15 other Griffin Capital-sponsored programs, including Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset REIT II, Inc., Griffin-American Healthcare REIT IV, Inc., Griffin-Benefit Street Partners BDC Corp., Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.

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
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for investments identified in our public filings, our stockholders generally will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find additional suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
We face competition for the acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, which may impede our ability to make acquisitions or may increase the cost of these acquisitions and may reduce our profitability and could cause our stockholders to experience a lower return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare and real estate properties, as well as Griffin-American Healthcare REIT IV, Inc. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Our stockholders may be unable to sell their shares of our common stock because their ability to have their shares of our common stock repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in the cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering. In addition, our board may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase plan and may have to hold their shares for an indefinite period of time.
Our board may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase plan at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase plan at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a quarterly basis, depending upon when during the quarter our board makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase plan includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board to waive such holding requirement in the event of the death or qualifying disability of a stockholder. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, as amended, shall be equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we will repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase plan to provide them with liquidity. On October 5, 2016, our board approved and established an estimated per share NAV of our common stock of $9.01.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor, which has a one-year term that expires on February 26, 2018 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (i) the listing of the shares of our common stock on a national securities exchange; (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering, or that are limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of our offering price from the sale of shares of our common stock is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (i) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (ii) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
Our board may change our investment objectives without seeking our stockholders’ approval.
Our board may change our investment objectives without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in our stockholders’ best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
Risks Related to Our Business
The availability and timing of cash distributions to our stockholders is uncertain. If we fail to pay distributions, our stockholders’ investment in shares of our common stock could suffer.
We expect to continue to pay distributions to our stockholders monthly. However, we bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay distributions to them monthly, or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed.
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.

We use mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We have financed, and will continue to finance, a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
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
The integrated senior health campuses managed by TMS account for a significant portion of our revenues and/or operating income. Adverse developments in TMS’s business or financial condition could have a material adverse effect on us.
As of December 31, 2016, Trilogy Management Services, LLC, or TMS, managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or net operating income. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
We have rights to terminate our management agreements with TMS for our integrated senior health campuses under any circumstances; however, we may be unable to replace TMS in the event that our management agreements are terminated or not renewed.
We continually monitor and assess our contractual rights and remedies under our management agreements with TMS. When determining whether to pursue any existing or future rights or remedies under those agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate management agreements with TMS for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected integrated senior health campuses with another manager. Although we believe that many qualified national and regional operators would be interested in managing our integrated senior health campuses, we cannot provide any assurance that we would be able to locate another suitable manager or, if we were successful in locating such a manager, that it would manage the integrated senior health campuses effectively or that any such transition would be completed timely. Any such transition would likely result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement manager may require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders including the mortgage lenders for the integrated senior health campuses, and we cannot provide any assurance that such approvals would be granted on a timely basis, if at all. Any inability to replace, or delay in replacing TMS as the manager of integrated senior health campuses could have a material adverse effect on us.
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
We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants and decrease our stockholders’ return on investment.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our offering or other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and/or directors and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor are able to terminate the Advisory Agreement subject to a 60-day transition period with respect to certain provisions of the Advisory Agreement. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of the outstanding shares of our common stock at listing plus distributions paid by us prior to listing, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.
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
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors owns a 75% interest and Griffin Capital indirectly owns a 25.0% interest. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar and 7.8% owned by Mr. Flaherty. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with Colony NorthStar and Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry or American Healthcare Investors, Colony NorthStar and Mr. Flaherty having overlapping interests that could exacerbate potential conflicts or disputes. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.
Our advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.
Other than the waiver of asset management fees by our advisor in 2014 to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, as discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.
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
We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.
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
Risks Related to Conflicts of Interest
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of their investment.
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
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its wholly-owned subsidiary Griffin Capital Asset Management Company, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and Colony NorthStar is the indirect owner of approximately 45.1% of American Healthcare Investors. American Healthcare Investors and Griffin Capital co-sponsor Griffin-American Healthcare REIT IV, Inc. that also invests in healthcare and healthcare-related properties. Griffin Capital currently sponsors other real estate programs, and Colony NorthStar and its affiliates serve as the advisor and/or sponsor to other programs, including NorthStar Healthcare Income, Inc., or NHI, that invest in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one of our co-sponsors or advised or sponsored by Colony NorthStar or its affiliates, including NHI, and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and Colony NorthStar and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and Colony NorthStar have established general allocation policies to allocate healthcare real estate investment opportunities among such real estate programs, however such general allocation principles may be amended at any time and have not been adopted by our board. Nevertheless, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony NorthStar or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony NorthStar or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our advisor faces conflicts of interest relating to its compensation structure, including the payment of acquisition fees and asset management fees, which could result in actions that are not necessarily in our stockholders’ long-term best interest.
Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders’ long-term best interests. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership of our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor will be entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with our stockholders’ interests. In that regard, our advisor or its affiliates will receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and capital expenditures and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions. Furthermore, our advisor or its affiliates will receive an acquisition fee that is based on the contract purchase price of each property acquired or the origination or acquisition price of any real estate-related investment, rather than the performance of those investments. Therefore, our advisor or its affiliates may have an incentive to recommend investments more quickly or with a higher purchase price or investments that may not produce the maximum risk adjusted returns in order to receive such acquisition fees.
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
Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders’ long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor in redemption of its limited partnership units upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement, even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders’ best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor.
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
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of our stockholders’ investment.
Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the Secondary DRIP Offering and up to 200,000,000 shares of any class or series of preferred stock that our board may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our incentive plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests, current stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.
Our charter authorizes our board to issue up to 200,000,000 shares of preferred stock. Our board has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our securities; or

•	removal of incumbent management.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of shares of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.
Our stockholders’ ability to control our operations is severely limited.
Our board determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or NASAA REIT Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

•	the election or removal of directors;

•
the amendment of our charter, except that our board may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board.
Limitations on share ownership and transfer may deter a sale of our common stock in which our stockholders could profit.
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock. The ownership limits and restrictions on transferability will continue to apply until our board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

Maryland takeover statutes may deter others from seeking to acquire us and prevent our stockholders from making a profit in such transaction.
The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board has adopted a resolution opting out of the business combination statute (which, among other things, prohibits a merger or consolidation with a 10.0% stockholder for a period of time) with respect to any person, provided that any business combination with such person is first approved by our board. However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed, these provisions of Maryland law could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.
The MGCL and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (i) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (ii) they actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify our directors, our advisor and its affiliates for any loss or liability suffered by them or hold them harmless for any loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares of our common stock.
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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed or our board fails to first approve the business combination, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act. To avoid registration as an investment company, we may not be able to operate our business successfully. If we become subject to registration under the Investment Company Act, we may not be able to continue our business.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after our offering period ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year after our offering period, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board may not be able to change our investment policies as our board may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Risks Related to Investments in Real Estate
Changes in national, international, regional or local economic, demographic or real estate market conditions, including a rise in interest rates, may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of our stockholders’ investment.
We are subject to risks generally incidental to the ownership of real estate, including changes in national, international, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, international, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive, and therefore, potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of our stockholders’ investment.
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
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations. As of March 15, 2017 and December 31, 2016, no single tenant accounted for more than 10.0% of our annualized base rent inclusive of our senior housing — RIDEA and integrated senior health campuses operations.
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
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We are permitted to invest in a limited amount of unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved real property that we intend to develop, our stockholders’ investment would be subject to the risks associated with investments in unimproved real property.
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
Our advisor, subject to the oversight and approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 15, 2017, properties located in Indiana accounted for approximately 34.9% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
The United Kingdom’s impending departure from the European Union could adversely affect us.
The United Kingdom, or U.K., held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union, sometimes referred to as “Brexit.” The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange fluctuations. Presently, the value of the Great Britain pound against the U.S. dollar is significantly lower than prior to the announcement of Brexit. As described elsewhere in this report, we translate revenue and expenses denominated in the Great Britain pound into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported operating results in the U.K. are reduced because the Great Britain pound translates into fewer U.S. dollars. In addition, assets denominated in the Great Britain pound may decline. The long-term effects of Brexit will depend on the agreements the U.K. makes to retain access to the European Union markets and negotiations of such agreements have not yet commenced. Accordingly, Brexit could contribute to more prolonged instability in global financial and foreign exchange markets, and could adversely affect European and worldwide economic and market conditions. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition and results of operations.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we have acquired and will seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancelable lease term is more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions. ASU 2016-02 will be effective January 1, 2019.
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
We have operations in the Isle of Man and the U.K. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Investments in properties or other real estate-related investments outside the United States would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We generate a portion of our revenue in foreign currencies such as the U.K. Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the United States Dollar. As a result, changes in exchange rates of any such foreign currency to United States Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or our tenants’ failure to comply with these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.
Many of our healthcare properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.
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
Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payers to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and no increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which will combine the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which require the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
The healthcare industry continues to face various challenges, including increased government and private payer pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payer mix away from fee-for-service payers, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government’s goal is to move approximately 90.0% of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments.
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
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S., or collectively, the Healthcare Reform Act. The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years later. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” At this time, the implications of this Executive Order are unknown, but it is possible that it may adversely impact the insurance exchanges or remove the requirement for all individuals to obtain insurance. If individuals are not required to have insurance or if the insurance exchange products are not available to the general public, it is possible that our tenants will not have as many patients that have insurance coverage which will adversely impact the tenants’ revenues and ability to pay rent. At this time, the implications of the Executive Order are unknown.
On March 6, 2017, members of the House of Representatives presented legislation to repeal portions of the Healthcare Reform Act. It is anticipated that the proposed legislation will be debated at length and that the final bill will likely have modifications from the proposed version. At this time, the proposal focuses upon, among other items, repealing the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. All of the proposals may impact the number of individuals that have insurance to pay for healthcare services, which may impact our tenants’ collections. If our tenants’ patients do not have insurance, it may adversely impact the tenants’ ability to pay rent and operate a practice.
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

•
the Civil Monetary Penalties Law, which authorizes the United States Department of Health & Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;

•	the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, Fraud Statute, which makes it a federal crime to defraud any health benefit plan, including private payers; and

•	the Exclusions Law, which authorizes the United States Department of Health & Human Services to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts.
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
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payers to reduce payments to providers of services;

•	increased scrutiny of billing, referral and other practices by federal and state authorities;

•	changes in federal and state healthcare program payment models;

•	increased emphasis on compliance with privacy and security requirements related to personal health information; and

•	increased instability in the Health Insurance Exchange market and lack of access to insurance plans participating in the exchange.
Moreover, the fines and penalties of HIPAA privacy and security rules increased in 2013. If a tenant breaches a patient’s protected health information and is fined by the federal government, the tenant’s ability to operate and pay rent may be adversely impacted.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The Healthcare Reform Act is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the Healthcare Reform Act, although substantially limiting its expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
On March 6, 2017, members of the House of Representatives presented legislation to repeal portions of the Healthcare Reform Act. It is anticipated that the proposed legislation will be debated at length and that the final bill will likely have modifications from the proposed version. At this time, the proposal focuses upon, among other items, repealing the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. All of the proposals may impact the number of individuals that have insurance to pay for healthcare services, which may impact our tenants’ collections. If our tenants’ patients do not have insurance, it may adversely impact the tenants’ ability to pay rent and operate a practice.
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
Some of our future financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
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
The commercial mortgage-backed securities in which we have invested and may continue to invest are subject to several types of risks.
Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we have invested and may continue to invest are subject to all the risks of the underlying mortgage loans.
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
Our board may choose to effect a liquidity event in which we liquidate our assets, including our real estate-related investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements into which we have entered and may continue to enter could impair our operating flexibility or result in litigation or liability, which could materially adversely affect our results of operations.
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
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2014. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board to determine that it is not in our best interest to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
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
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85.0% of our ordinary income, (ii) 95.0% of our capital gain net income and (iii) 100% of our undistributed income from prior years.
These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

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
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate is currently 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to maintain our qualification as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to maintain our qualification as a REIT would adversely affect our stockholders’ return on their investment.

Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP portion of our initial offering or the Secondary DRIP Offering, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Particularly given a new presidential administration, additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
In certain circumstances, we may be subject to federal and state income taxes even if we maintain our qualification as a REIT, which would reduce our cash available for distribution to our stockholders.
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
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
If our operating partnership fails to maintain its status as a disregarded entity or as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of the operating partnership as a disregarded entity or as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the United States Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of our stockholders’ Benefit Plan or IRA, our stockholders should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.
If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share repurchase plan only offers limited liquidity. If our stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA's requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2016, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.

Real Estate Investments
As of December 31, 2016, we had completed 48 acquisitions: 33 acquisitions of medical office buildings, five acquisitions of senior housing — RIDEA facilities, three acquisitions of senior housing facilities, one acquisition of a hospital, one acquisition of a mixed-use medical office building and hospital, two acquisitions of skilled nursing facilities, as well as expanded our integrated senior health campuses by leasing seven additional integrated senior health campuses, completing three development projects and acquiring the real estate underlying 17 previously leased integrated senior health campuses, a development parcel with improvements and land. These acquisitions consisted of 97 buildings and 104 integrated senior health campuses including development projects, or approximately 12,251,000 square feet of GLA, for an aggregate contract purchase price of $2,767,881,000.
The following table presents certain additional information about our properties as of December 31, 2016:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Contract Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
DeKalb Professional Center	Lithonia, GA	Medical Office	19,000	0.2%	$2,830,000	$214,000	0.1%	81.2%	$14.03
Country Club MOB	Stockbridge, GA	Medical Office	17,000	0.1	2,775,000	92,000	—	33.7%	$16.30
Acworth Medical Complex	Acworth, GA	Medical Office	39,000	0.3	6,525,000	576,000	0.3	82.7%	$17.79
Wichita KS MOB	Wichita, KS	Medical Office	39,000	0.3	8,800,000	687,000	0.4	92.0%	$18.86
Delta Valley ALF Portfolio	Springdale, AR; and Batesville and Cleveland, MS	Senior Housing	127,000	1.0	21,450,000	1,632,000	0.8	100%	$12.81
Lee’s Summit MO MOB	Lee’s Summit, MO	Medical Office	39,000	0.3	6,750,000	923,000	0.5	88.8%	$26.47
Carolina Commons MOB	Indian Land, SC	Medical Office	58,000	0.5	12,000,000	1,528,000	0.8	86.6%	$30.30
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	53,000	0.4	16,150,000	1,230,000	0.6	96.7%	$24.18
Southlake TX Hospital	Southlake, TX	Hospital	142,000	1.2	128,000,000	6,900,000	3.5	100%	$48.46
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	393,000	3.2	68,500,000	6,440,000	3.3	92.7%	$17.67
Premier MOB	Novi, MI	Medical Office	45,000	0.4	12,025,000	911,000	0.5	79.1%	$25.67
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	461,000	3.8	135,000,000	11,885,000	6.1	96.4%	$26.70
King of Prussia PA MOB	King of Prussia, PA	Medical Office	73,000	0.6	18,500,000	1,780,000	0.9	85.6%	$28.34
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	158,000	1.3	68,856,000	5,720,000	2.9	100%	$36.34
Orange Star Medical Portfolio	Durango, CO; and Friendswood, Keller and Wharton, TX	Medical Office and Hospital	183,000	1.5	57,650,000	4,121,000	2.1	97.3%	$23.21
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	43,000	0.4	14,949,000	1,120,000	0.6	100%	$26.32
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	46,000	0.4	13,000,000	1,021,000	0.5	100%	$22.34
Homewood AL MOB	Homewood, AL	Medical Office	28,000	0.2	7,444,000	572,000	0.3	100%	$20.50
Paoli PA Medical Plaza	Paoli, PA	Medical Office	99,000	0.8	24,820,000	2,190,000	1.1	89.6%	$24.64
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	77,000	0.6	18,650,000	1,582,000	0.8	91.9%	$22.49
Marietta GA MOB	Marietta, GA	Medical Office	41,000	0.3	13,050,000	931,000	0.5	100%	$22.80
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	585,000	4.8	75,035,000	3,839,000	2.0	80.0%	$7,312.65

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Contract Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Mount Dora Medical Center	Mount Dora, FL	Medical Office	51,000	0.4%	$16,300,000	$1,327,000	0.7%	96.9%	$26.67
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	282,000	2.3	66,000,000	3,441,000	1.8	88.0%	$17,520.14
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	260,000	2.1	87,500,000	6,807,000	3.5	95.2%	$20,593.07
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	41,000	0.3	12,272,000	894,000	0.5	99.6%	$21.62
Napa Medical Center	Napa, CA	Medical Office	65,000	0.5	15,700,000	1,973,000	1.0	91.2%	$33.23
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	226,000	1.8	36,000,000	4,672,000	2.4	96.6%	$21.41
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	210,000	1.7	64,000,000	4,407,000	2.3	82.2%	$20,927.70
Crown Senior Care Portfolio(5)	Peel, Isle of Man; and Aberdeen, Felixstowe, Salisbury and St. Albans, UK	Senior Housing	155,000	1.3	68,085,000	3,808,000	1.9	100%	$24.58
Washington DC SNF	Washington, D.C.	Skilled Nursing	134,000	1.1	40,000,000	3,708,000	1.9	100%	$27.73
Trilogy(6)	IN, KY, MI and OH	Integrated Senior Health Campuses	6,773,000	55.3	1,367,430,000	85,597,000	43.7	87.3%	$9,980.55
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	46,000	0.4	8,000,000	650,000	0.3	75.8%	$18.71
Marietta GA MOB	Marietta, GA	Medical Office	22,000	0.2	5,800,000	427,000	0.2	97.1%	$20.37
Naperville MOB	Naperville, IL	Medical Office	69,000	0.6	17,385,000	1,279,000	0.7	90.6%	$20.47
Lakeview IN Medical Plaza(7)	Indianapolis, IN	Medical Office	162,000	1.3	20,000,000	2,787,000	1.4	85.0%	$20.24
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	125,000	1.0	27,500,000	2,084,000	1.1	98.6%	$17,610.94
Snellville GA MOB	Snellville, GA	Medical Office	42,000	0.3	8,300,000	691,000	0.4	90.8%	$18.23
Lakebrook Medical Center	Westbrook, CT	Medical Office	25,000	0.2	6,150,000	482,000	0.2	85.4%	$22.92
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	43,000	0.4	10,300,000	784,000	0.4	96.4%	$18.77
Joplin MO MOB	Joplin, MO	Medical Office	85,000	0.7	11,600,000	1,289,000	0.7	99.2%	$15.34
Austell GA MOB	Austell, GA	Medical Office	39,000	0.3	12,600,000	880,000	0.5	100%	$22.43
Middletown OH MOB	Middletown, OH	Medical Office	103,000	0.8	19,300,000	1,638,000	0.8	80.3%	$19.76
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham, Quincy and Weymouth, MA	Skilled Nursing	424,000	3.5	88,000,000	7,612,000	3.9	100%	$17.95
Voorhees NJ MOB	Voorhees, NJ	Medical Office	48,000	0.4	11,300,000	1,006,000	0.5	78.8%	$26.57
Norwich CT MOB Portfolio	Norwich, CT	Medical Office	56,000	0.5	15,600,000	1,233,000	0.6	96.5%	$22.72
Total/weighted average(8)			12,251,000	100%	$2,767,881,000	$195,370,000	100%	94.4%	$23.53
_______

(1)	We own 100% of our properties acquired as of December 31, 2016 with the exception of Trilogy and Lakeview IN Medical Plaza.

(2)
With the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2016. Annualized base rent for our senior housing — RIDEA facilities and our integrated senior health campuses is based on annualized net operating income, or NOI, a non-GAAP financial measure. See Part II, Item 6. Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases, except for our senior housing — RIDEA facilities and our integrated senior health campuses where leased percentage represents resident occupancy on the total units of the RIDEA facilities or integrated senior health campuses.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2016, except for our senior housing — RIDEA facilities and our integrated senior health campuses where average annual rent per unit was based on NOI divided by the average occupied units of the senior housing — RIDEA facilities or integrated senior health campuses.

(5)
On September 15, 2015, we purchased our first senior housing facility of Crown Senior Care Portfolio for a net contract purchase price of £6,850,000, or approximately $10,571,000, based on the currency exchange rate on the acquisition date. On October 8, 2015 and December 8, 2015, we added two additional senior housing facilities to our existing Crown Senior Care Portfolio, for a net contract purchase price of £11,300,000 and £11,100,000, respectively, or approximately $17,309,000 and $16,674,000, respectively, based on the currency exchange rate on the applicable acquisition date. On November 15, 2016, we added the final three senior housing facilities comprising Crown Senior Care Portfolio for a net contract price of £15,276,000.

(6)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, or Trilogy Health Services, through our majority-owned subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. NHI owns a minority interest in Trilogy REIT Holdings. Trilogy REIT Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy was approximately 67.6% at the time of acquisition. Our portion of the purchase price for Trilogy was approximately $760,356,000.

(7)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with an affiliate of Cornerstone Companies, Inc., an unaffiliated third party. Our effective ownership of the joint venture is 86.0%.

(8)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities and our integrated senior health campuses.
We own fee simple interests in all of our buildings except for 10 buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

•
depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements, up to 20 years.

For additional information regarding our real estate investments, see Schedule III — Real Estate and Accumulated Depreciation to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities and our integrated senior health campuses, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2016:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2017	85	277,000	7.3%	$6,442,000	6.0%
2018	54	241,000	6.4	6,458,000	6.0
2019	57	328,000	8.6	8,034,000	7.5
2020	54	214,000	5.6	5,009,000	4.7
2021	42	265,000	7.0	5,928,000	5.6
2022	39	303,000	8.0	7,167,000	6.7
2023	21	161,000	4.2	4,153,000	3.9
2024	16	177,000	4.7	3,569,000	3.4
2025	45	340,000	9.0	9,353,000	8.8
2026	6	44,000	1.2	930,000	0.9
Thereafter	25	1,442,000	38.0	49,639,000	46.5
Total	444	3,792,000	100%	$106,682,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2016.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2016:

State	Number of Buildings/Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	1	28,000	0.2%	$572,000	0.3%
Arkansas	1	51,000	0.4	605,000	0.3
California	2	65,000	0.5	1,973,000	1.0
Colorado	2	69,000	0.6	2,036,000	1.0
Connecticut	3	81,000	0.7	1,715,000	0.9
District of Columbia	1	134,000	1.1	3,708,000	1.9
Florida	2	62,000	0.5	1,841,000	0.9
Georgia	11	307,000	2.5	5,245,000	2.7
Illinois	6	122,000	1.0	2,413,000	1.2
Indiana	72	4,822,000	39.4	68,361,000	35.0
Kansas	1	40,000	0.3	687,000	0.4
Kentucky	10	691,000	5.6	5,442,000	2.8
Massachusetts	7	525,000	4.3	10,419,000	5.3
Maryland	1	77,000	0.6	1,582,000	0.8
Michigan	13	809,000	6.6	9,718,000	5.0
Mississippi	2	76,000	0.6	1,027,000	0.5
Missouri	3	350,000	2.9	6,884,000	3.5
North Carolina	4	157,000	1.3	5,720,000	2.9
Nebraska	2	282,000	2.3	3,441,000	1.8
New Jersey	3	270,000	2.2	6,855,000	3.5
New York	1	83,000	0.7	2,554,000	1.3
Ohio	21	1,432,000	11.7	12,403,000	6.4
Pennsylvania	8	557,000	4.5	12,860,000	6.6
South Carolina	1	58,000	0.5	1,528,000	0.8
Tennessee	1	46,000	0.4	1,021,000	0.5
Texas	15	692,000	5.6	16,545,000	8.5
Virginia	1	210,000	1.7	4,407,000	2.3
Total Domestic	195	12,096,000	98.7	191,562,000	98.1
Isle of Man and U.K.	6	155,000	1.3	3,808,000	1.9
Total	201	12,251,000	100%	$195,370,000	100%
 _______

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2016, with the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, which are based on annualized NOI.

Indebtedness
For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated per share NAV is $9.01 as of December 31, 2016, which estimated per share NAV was determined by our board on October 5, 2016 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2016. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.01 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the most recent estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by Griffin-American Healthcare REIT III Advisor, LLC, and the estimated per share NAV recommendation made by the audit committee of the board of directors, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on October 7, 2016, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the most recent estimated per share NAV.
Although FINRA rules require subsequent valuations to be performed at least annually, our board may decide to perform them on a quarterly basis. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor do they represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 10, 2017, we had approximately 37,966 stockholders of record.
Distributions
On April 10, 2014, our board authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period from the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000, or the Commencement Date, through June 30, 2014. This was the result of our advisor advising us that it intended to waive asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor agreed to waive asset management fees only until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period commencing on the Commencement Date and ending on the date we acquired our first property or real estate-related investment.
Having raised the minimum offering on May 12, 2014, the offering proceeds were released by the escrow agent to us on May 14, 2014 and the distributions declared for each record date for the May 14, 2014 through June 30, 2014 period were paid in June 2014 and July 2014, from legally available funds. We acquired our first property on June 6, 2014, and as such, our advisor waived asset management fees equal to the amount of distributions payable from May 14, 2014 through June 5, 2014. See Note 14, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details of the waiver. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.

In addition, our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2014 and ending on March 31, 2017. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0% assuming a purchase price of $10.00 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
The amount of the distributions paid to our stockholders is determined quarterly by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the years ended December 31, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2016		2015
Distributions paid in cash	$51,681,000		$43,869,000
Distributions reinvested	64,604,000		59,335,000
	$116,285,000		$103,204,000
Sources of distributions:
Cash flows from operations	$114,357,000	98.3%	$—	—%
Proceeds from borrowings	1,928,000	1.7	—	—
Offering proceeds	—	—	103,204,000	100
	$116,285,000	100%	$103,204,000	100%
Under GAAP, acquisition related expenses related to property acquisitions accounted for as business combinations are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds. The payment of distributions from our initial offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of December 31, 2016, we had an amount payable of $2,148,000 to our advisor or its affiliates primarily for asset and property management fees and acquisition fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, discussed above. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2016 and 2015, along with the amount of distributions reinvested pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering, and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2016		2015
Distributions paid in cash	$51,681,000		$43,869,000
Distributions reinvested	64,604,000		59,335,000
	$116,285,000		$103,204,000
Sources of distributions:
FFO attributable to controlling interest	$62,915,000	54.1%	$—	—%
Proceeds from borrowings	53,370,000	45.9	—	—
Offering proceeds	—	—	103,204,000	100
	$116,285,000	100%	$103,204,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Item 6. Selected Financial Data.
Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For a further discussion of our incentive plan, see Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,940,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,940,000
________

(1)
On each of May 14, 2014, December 10, 2014, June 17, 2015 and June 13, 2016, we granted 10,000, 5,000, 7,500 and 7,500 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, on July 1, 2015 and July 1, 2016, we granted 7,500 and 22,500 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire a share of our common stock in our offering; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan and will be repurchased at a price between 92.5% and 100% of each stockholder's "Repurchase Amount," as defined in our share repurchase plan, depending on the period of time their shares have been held. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering. Until October 4, 2016, the Repurchase Amount for shares repurchased under our share repurchase plan was equal to the lesser of the amount a stockholder paid for their shares of our common stock or the most recent per share offering price. However, if shares of our common stock were to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the term Repurchase Amount, as such term is defined in our share repurchase plan, as amended, shall be equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In all other material respects, the terms of the share repurchase plan remain unchanged by the amendments to our share repurchase plan.
During the three months ended December 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	(1)
November 1, 2016 to November 30, 2016	—	$—	—	(1)
December 1, 2016 to December 31, 2016	681,952	$8.96	681,952	(1)
Total	681,952	$8.96	681,952
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

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013, and therefore, our results of operations for the years ended December 31, 2016, 2015 and 2014 are not comparable.

The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15. Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2016	2015	2014	2013
BALANCE SHEET DATA:
Total assets	$2,794,518,000	$2,525,019,000	$831,684,000	$202,000
Mortgage loans payable, net	$495,717,000	$295,270,000	$16,959,000	$—
Lines of credit and term loan	$649,317,000	$350,000,000	$—	$—
Stockholders’ equity	$1,262,790,000	$1,492,113,000	$805,534,000	$200,000

	Years Ended December 31,			Period from January 11, 2013 (Date of Inception) through December 31,
	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Total revenues	$989,571,000	$160,476,000	$3,481,000	$—
Net loss	$(203,896,000)	$(115,041,000)	$(8,598,000)	$—
Net loss attributable to controlling interest	$(146,034,000)	$(101,333,000)	$(8,598,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted(1)	$(0.75)	$(0.55)	$(0.66)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$114,357,000	$(22,987,000)	$(6,329,000)	$—
Net cash used in investing activities	$(360,703,000)	$(1,609,349,000)	$(265,715,000)	$—
Net cash provided by financing activities	$226,656,000	$1,176,599,000	$776,736,000	$202,000
OTHER DATA:
Distributions declared	$116,549,000	$109,957,000	$7,827,000	$—
Distributions declared per share	$0.60	$0.60	$0.38	$—
FFO attributable to controlling interest(2)	$62,915,000	$(30,815,000)	$(7,088,000)	$—
MFFO attributable to controlling interest(2)	$96,528,000	$37,241,000	$985,000	$—
Net operating income(3)	$195,038,000	$60,146,000	$2,582,000	$—
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
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP measure, which we believe is an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a further understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our initial offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent receivables, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, fair value adjustment to investments in unconsolidated entities and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2016, 2015, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2016, 2015, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Years Ended December 31,			Period from January 11, 2013 (Date of Inception) through December 31,
	2016	2015	2014	2013
Net loss	$(203,896,000)	$(115,041,000)	$(8,598,000)	$—
Add:
Depreciation and amortization — consolidated properties	271,307,000	75,714,000	1,510,000	—
Depreciation and amortization — unconsolidated properties	1,061,000	75,000	—	—
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	57,862,000	13,708,000	—	—
Less:
Depreciation and amortization related to redeemable noncontrolling interests and noncontrolling interests	(63,419,000)	(5,271,000)	—	—
FFO attributable to controlling interest	$62,915,000	$(30,815,000)	$(7,088,000)	$—

Acquisition related expenses(1)	$28,589,000	$74,170,000	$8,199,000	$—
Amortization of above- and below-market leases(2)	929,000	882,000	114,000	—
Amortization of loan and closing costs(3)	754,000	669,000	—	—
Change in deferred rent receivables(4)	(10,733,000)	(2,816,000)	(240,000)	—
Gain in fair value of derivative financial instruments(5)	(1,968,000)	—	—	—
Foreign currency loss(6)	8,755,000	3,199,000	—	—
Fair value adjustment to investments in unconsolidated entities(7)	9,101,000	—	—	—
Adjustments for unconsolidated properties(8)	2,140,000	—	—	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(8)	(3,954,000)	(8,048,000)	—	—
MFFO attributable to controlling interest	$96,528,000	$37,241,000	$985,000	$—
Weighted average common shares outstanding — basic and diluted	194,199,931	183,234,601	13,052,785	22,222
Net loss per common share — basic and diluted	$(1.05)	$(0.63)	$(0.66)	$—
FFO attributable to controlling interest per common share — basic and diluted	$0.32	$(0.17)	$(0.54)	$—
MFFO attributable to controlling interest per common share — basic and diluted	$0.50	$0.20	$0.08	$—
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

(6)	We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.

(7)	Includes impairment of one of our investments in unconsolidated entities, which resulted from a measurable decrease in the fair value of the real estate operations of such entity.

(8)
Includes all adjustments to eliminate the unconsolidated properties’ share or redeemable noncontrolling interests and noncontrolling interests’ share, as applicable, of the adjustments described in Notes (1) – (7) to convert our FFO to MFFO.

(3)	Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency loss, interest and other income, loss from unconsolidated entities and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
We believe that NOI is an appropriate supplemental performance measure to reflect the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of the properties. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2016, 2015, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Years Ended December 31,			Period from January 11, 2013 (Date of Inception) through December 31,
	2016	2015	2014	2013
Net loss	$(203,896,000)	$(115,041,000)	$(8,598,000)	$—
General and administrative	28,951,000	16,544,000	1,238,000	—
Acquisition related expenses	28,589,000	74,170,000	8,199,000	—
Depreciation and amortization	271,307,000	75,714,000	1,510,000	—
Interest expense	43,697,000	5,619,000	258,000	—
Foreign currency loss	8,755,000	3,199,000	—	—
Interest and other income	(1,085,000)	(839,000)	(25,000)	—
Loss from unconsolidated entities	18,377,000	590,000	—	—
Income tax expense	343,000	190,000	—	—
Net operating income	$195,038,000	$60,146,000	$2,582,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2016 and 2015, together with our results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies or guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013, and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
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
On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer up to $35,000,000 in shares of our common stock through our initial offering pursuant to the DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2016, a total of $108,163,000 in distributions were reinvested and 11,446,351 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings (formerly known as American Healthcare Investors LLC), 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Securities, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2016, we had completed 48 real estate acquisitions whereby we owned and/or operated 93 properties, comprising 97 buildings, and 104 integrated senior health campuses including completed development projects, or approximately 12,251,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,767,881,000. In addition, as of December 31, 2016, we had acquired real estate-related investments for an aggregate purchase price of $120,646,000. As of December 31, 2016, our portfolio capitalization rate was approximately 7.4%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of real estate, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables are placed on nonaccrual status when management determines that collectability is not reasonably assured, and thus such revenue is recognized using the cash basis method. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Resident fees and services revenue is generally paid by the individual, Medicare or Medicaid programs and other third-party payers. Amounts paid under the Medicare and Medicaid programs are generally established prospectively and are subject to review by the third-party payers.
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
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below- market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (i) the level payment equivalent of the contract rent paid pursuant to the lease and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs is based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, would be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and would be included in derivative financial instruments in our accompanying consolidated balance sheets.
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
Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Our long-lived assets primarily consist of investments in real estate, which we carry at our historical cost less accumulated depreciation. We periodically evaluate the impairment of a real estate investment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. For all of our reporting units we recognize any shortfall from carrying value as an impairment loss in the current period.
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
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued accounting or adopted pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2017, 2016, 2015 and 2014
For a discussion of property acquisitions in 2017, 2016, 2015 and 2014, see Note 3, Real Estate Investments, Net and Note 23, Subsequent Events — Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of December 31, 2016, our properties were 94.4% leased and during 2017, 7.3% of the leased GLA is scheduled to expire. Our senior housing — RIDEA facilities and integrated senior health campuses were 86.1% and 87.3%, respectively, leased for the 12 months ended December 31, 2016 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2016, our remaining weighted average lease term was 8.9 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.

Results of Operations
Comparison of the Years Ended December 31, 2016, 2015 and 2014
Our operating results for the years ended December 31, 2016, 2015 and 2014 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire. Our results of operations are not indicative of those expected in future periods.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. See Part I, Item 1. Business — Financial Information About Industry Segments, for a further discussion regarding our business segments. As of December 31, 2016, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Except where otherwise noted, the changes in our results of operations are primarily due to owning 97 buildings and 104 integrated senior health campuses as of December 31, 2016, as compared to 74 buildings and 97 integrated senior health campuses as of December 31, 2015 and as compared to 24 buildings and no integrated senior health campuses as of December 31, 2014. As of December 31, 2016, 2015 and 2014, we owned the following types of properties:

	December 31,
	2016			2015			2014
	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	104	$1,367,430,000	(1)	97	$1,125,000,000	(1)	—	$—	—%
Medical office buildings	62	654,245,000	92.1%	49	521,709,000	93.5%	21	136,355,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	12	292,535,000	(2)	—	—	—%
Senior housing	13	158,391,000	100%	10	134,861,000	100%	2	13,345,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%	1	128,000,000	94.6%
Skilled nursing facilities	7	128,000,000	100%	1	40,000,000	100%	—	—	—%
Total/weighted average(3)	201	$2,767,881,000	94.4%	171	$2,253,885,000	95.1%	24	$277,700,000	95.9%
___________

(1)	The leased percentage for the resident units of our integrated senior health campuses was 87.3% and 86.9% for the 12 months ended December 31, 2016 and 2015, respectively.

(2)	The leased percentage for the resident units of our senior housing — RIDEA facilities was 86.1% and 88.0% for the 12 months ended December 31, 2016 and 2015, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the years ended December 31, 2016, 2015 and 2014, resident fees and services consisted of rental fees related to resident leases, extended health care fees and other ancillary services. We did not own or operate any senior housing — RIDEA facilities prior to May 2015 and we did not own or operate any integrated senior health campuses prior to December 2015. For the years ended December 31, 2016, 2015 and 2014, real estate revenue primarily consisted of base rent, expense recoveries and interest income from our notes receivable and debt security investment.

Revenue by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2016	2015	2014
Resident Fees and Services
Integrated senior health campuses	$810,034,000	$66,115,000	$—
Senior housing — RIDEA	62,371,000	29,964,000	—
Total resident fees and services	872,405,000	96,079,000	—
Real Estate Revenue
Medical office buildings	73,252,000	49,804,000	2,117,000
Senior housing	18,517,000	8,488,000	443,000
Hospitals	16,711,000	5,297,000	921,000
Skilled nursing facilities	8,686,000	808,000	—
Total real estate revenue	117,166,000	64,397,000	3,481,000
Total revenues	$989,571,000	$160,476,000	$3,481,000
Property Operating Expenses and Rental Expenses
For the years ended December 31, 2016, 2015 and 2014, property operating expenses primarily consisted of administration and benefits expense of $661,736,000, $16,068,000 and $0, respectively.
Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2016		2015		2014
Property Operating Expenses
Integrated senior health campuses	$722,793,000	89.2%	$60,635,000	91.7%	$—	—%
Senior housing — RIDEA	42,346,000	67.9%	20,820,000	69.5%	—	—%
Total property operating expenses	$765,139,000	87.7%	$81,455,000	84.8%	$—	—%

Rental Expenses
Medical office buildings	$26,863,000	36.7%	$16,806,000	33.7%	$700,000	33.1%
Hospitals	1,235,000	7.4%	1,625,000	30.7%	120,000	13.0%
Senior housing	538,000	2.9%	391,000	4.6%	79,000	17.8%
Skilled nursing facilities	758,000	8.7%	53,000	6.6%	—	—%
Total rental expenses	$29,394,000	25.1%	$18,875,000	29.3%	$899,000	25.8%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we acquire in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2016	2015	2014
Asset management fees — affiliates	$16,949,000	$6,831,000	$160,000
Bad debt expense	4,105,000	1,233,000	—
Professional and legal fees	3,019,000	1,339,000	282,000
Stock compensation expense	1,620,000	3,165,000	—
Transfer agent services	1,579,000	1,758,000	167,000
Bank charges	352,000	148,000	19,000
Directors’ and officers’ liability insurance	311,000	333,000	142,000
Franchise taxes	270,000	528,000	103,000
Board of directors fees	234,000	283,000	115,000
Restricted stock compensation	196,000	109,000	62,000
Share discounts expense	—	580,000	177,000
Other	316,000	237,000	11,000
Total	$28,951,000	$16,544,000	$1,238,000
The increase in general and administrative in 2016 as compared to 2015 was primarily due to the increase in asset management fees. For the years ended December 31, 2016, 2015 and 2014, we incurred $16,949,000, $6,831,000 and $160,000, respectively, in asset management fees to our advisor or its affiliates, excluding $37,000 in asset management fees waived by our advisor that would have been incurred during the year ended December 31, 2014. See Note 14, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of the waiver. The increase in asset management fees in 2016 as compared to 2015 and 2014 was primarily the result of purchasing additional properties in 2016 and 2015, thus incurring higher asset management fees to our advisor in 2016 and 2015 as compared to the prior year.
Acquisition Related Expenses
For the year ended December 31, 2016, acquisition related expenses were $28,589,000, which were related primarily to expenses associated with our 2016 property acquisitions, including acquisition fees of $9,591,000 incurred to our advisor.
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
Depreciation and Amortization
For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization was $271,307,000, $75,714,000 and $1,510,000, respectively, which primarily consisted of depreciation on our operating properties of $68,708,000, $25,650,000 and $1,124,000, respectively, and amortization on our identified intangible assets of $201,427,000, $50,047,000 and $386,000, respectively.

Interest Expense
For the years ended December 31, 2016, 2015 and 2014, interest expense, including gain in fair value of derivative financial instruments, was $43,697,000, $5,619,000 and $258,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2016	2015	2014
Interest expense — lines of credit and term loan and derivative financial instruments	$21,578,000	$1,424,000	$71,000
Interest expense — mortgage loans payable	19,638,000	3,842,000	107,000
Amortization of deferred financing costs — mortgage loans payable	1,065,000	160,000	4,000
Amortization of deferred financing costs — lines of credit and term loan	3,456,000	467,000	83,000
Gain in fair value of derivative financial instruments	(1,968,000)	—	—
Amortization of debt discount/premium, net	(72,000)	(274,000)	(7,000)
Total	$43,697,000	$5,619,000	$258,000
Interest and Other Income
For the years ended December 31, 2016, 2015 and 2014, we had interest and other income of $1,085,000, $839,000 and $25,000, respectively, primarily related to interest earned on funds held in cash accounts. We had higher cash balances in 2016 as compared to 2015 and 2014.
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
Our total capacity to pay operating expenses, interest and distributions and purchase real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of December 31, 2016, our cash on hand was $29,123,000 and we had $210,683,000 available on our lines of credit and term loan. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $43,896,000 to pay interest on our outstanding indebtedness in 2017, based on interest rates in effect as of December 31, 2016. In addition, we estimate that we will require $15,829,000 to pay principal on our outstanding indebtedness in 2017. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying consolidated financial statements that are part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties.

Based on the properties we owned as of December 31, 2016, we estimate that our expenditures for capital improvements and tenant improvements will require up to $38,725,000 within the next 12 months. As of December 31, 2016, we had $9,324,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2016	2015	2014
Cash and cash equivalents — beginning of period	$48,953,000	$504,894,000	$202,000
Net cash provided by (used in) operating activities	114,357,000	(22,987,000)	(6,329,000)
Net cash used in investing activities	(360,703,000)	(1,609,349,000)	(265,715,000)
Net cash provided by financing activities	226,656,000	1,176,599,000	776,736,000
Effect of foreign currency translation on cash and cash equivalents	(140,000)	(204,000)	—
Cash and cash equivalents — end of period	$29,123,000	$48,953,000	$504,894,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2016, 2015 and 2014, cash flows provided by (used in) operating activities related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. See — Results of Operations above for a further discussion. We anticipate cash flows from operating activities increasing as we purchase additional properties.
Investing Activities
For the year ended December 31, 2016, cash flows used in investing activities primarily related to our 2016 property acquisitions in the amount of $299,448,000 and capital expenditures of $45,985,000. For the year ended December 31, 2015, cash flows used in investing activities primarily related to our 23 property acquisitions in the amount of $1,445,888,000, our acquisition of real estate notes receivable of $142,234,000 and an increase in restricted cash in the amount of $18,293,000. For the year ended December 31, 2014, cash flows used in investing activities primarily related to our 11 property acquisitions in the amount of $259,196,000, the payment of $6,250,000 in real estate deposits and an increase in restricted cash in the amount of $245,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will continue to decrease due to fewer anticipated acquisitions as a result of the termination of the primary portion of our initial offering in March 2015.
Financing Activities
For the year ended December 31, 2016, cash flows provided by financing activities primarily related to net borrowings under our revolving lines of credit and revolving term loan in the amount of $299,317,000, partially offset by distributions to our common stockholders of $51,681,000 and share repurchases of $20,941,000. For the year ended December 31, 2015, cash flows provided by financing activities related to funds raised from investors in our offering in the amount of $975,121,000, net borrowings under our revolving line of credit and revolving notes in the amount of $350,000,000 and borrowings under our mortgage loans payable of $2,792,000, partially offset by the payment of offering costs of $95,420,000 in connection with our offering, distributions to our common stockholders of $43,869,000, the payment of deferred financing costs of $7,237,000 and principal payments on our mortgage loans payable in the amount of $1,469,000. For the year ended December 31, 2014, cash flows provided by financing activities related to funds raised from investors in our offering in the amount of $866,302,000, partially offset by the payment of offering costs of $86,432,000 in connection with our offering, distributions to our common stockholders of $2,101,000, the payment of deferred financing costs of $973,000 and principal payments on our mortgage loans payable in the amount of $60,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loan and other indebtedness to increase as we may acquire additional real estate and real estate-related investments.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016		2015		2014
Ordinary income	$28,135,000	24.2%	$17,271,000	16.7%	$649,000	13.4%
Capital gain	—	—	—	—	—	—
Return of capital	88,140,000	75.8	85,923,000	83.3	4,183,000	86.6
	$116,275,000	100%	$103,194,000	100%	$4,832,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2016, our aggregate borrowings were 33.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 15, 2017 and December 31, 2016, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2016, we had $517,057,000 ($495,717,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2016, we had $649,317,000 outstanding and $210,683,000 remained available under our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2016, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. As of December 31, 2016, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.90% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan, (ii) interest payments on our mortgage loans payable, lines of credit and term loan and fixed interest rate swaps and interest rate cap; and (iii) ground and other lease obligations and capital leases as of December 31, 2016:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$13,733,000	$13,049,000	$24,585,000	$261,898,000	$313,265,000
Interest payments — fixed-rate debt	11,154,000	21,794,000	19,519,000	98,589,000	151,056,000
Principal payments — variable-rate debt	2,096,000	815,944,000	35,069,000	—	853,109,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2016)	32,742,000	43,762,000	2,274,000	—	78,778,000
Ground and other lease obligations	17,946,000	45,231,000	47,927,000	225,725,000	336,829,000
Capital leases	9,796,000	10,821,000	2,663,000	—	23,280,000
Total	$87,467,000	$950,601,000	$132,037,000	$586,212,000	$1,756,317,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $8,992,000, the majority of which we expect to pay in 2018. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the years ended December 31, 2016, 2015, and 2014, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 23, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2016 and 2015, except that we are now exposed to interest rate risk on our derivative financial instruments as noted below. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2016, our interest rate cap and interest rate swaps are recorded in other assets, net on our accompanying consolidated balance sheets at their fair values of $0 and $1,982,000, respectively. We do not enter into derivative transactions for speculative purposes.

The table below presents, as of December 31, 2016, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$—	$28,650,000	$—	$—	$—	$28,650,000	$30,047,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	—%	6.75%	—%	—%	—%	6.75%	—
Variable-rate notes receivable — principal payments	$7,167,000	$—	$—	$—	$—	$—	$7,167,000	$7,184,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of December 31, 2016)	6.70%	—%	—%	—%	—%	—%	6.70%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,320,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$13,733,000	$6,403,000	$6,646,000	$17,711,000	$6,874,000	$261,898,000	$313,265,000	$287,243,000
Weighted average interest rate on maturing fixed-rate debt	5.13%	3.70%	3.71%	5.16%	3.63%	3.60%	3.76%	—
Variable-rate debt — principal payments	$2,096,000	$171,421,000	$644,523,000	$12,974,000	$22,095,000	$—	$853,109,000	$855,625,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2016)	3.79%	2.95%	3.95%	6.02%	4.75%	—%	3.92%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of December 31, 2016, the carrying value of our real estate notes receivable and debt security investment, net was $101,117,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.93% per annum based on rates in effect as of December 31, 2016. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of December 31, 2016, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $517,057,000 ($495,717,000, including discount/premium and deferred financing costs, net) as of December 31, 2016. As of December 31, 2016, we had 31 fixed-rate and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.72% per annum and a weighted average effective interest rate of 4.41%. In addition, as of December 31, 2016, we had $649,317,000 outstanding under our lines of credit and term loan, at a weighted-average interest rate of 3.45% per annum.
As of December 31, 2016, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.90% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of December 31, 2016, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loan and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of December 31, 2016, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loan payable and lines of credit and term loan by $3,311,000, or 8.51% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the year ended December 31, 2016, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $26,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
(c) Changes in internal control over financial reporting. During the quarter ended December 31, 2016, our management made changes to Trilogy’s information technology controls to improve segregation of duties by enhancing system access controls and to formalize certain system change review and approval controls. There were no other changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2016 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	154
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
Irvine, California

We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT III, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Griffin-American Healthcare REIT III, Inc. as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 15, 2017

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Real estate investments, net	$2,138,981,000	$1,678,398,000
Real estate notes receivable and debt security investment, net	101,117,000	144,477,000
Cash and cash equivalents	29,123,000	48,953,000
Accounts and other receivables, net	127,684,000	120,970,000
Restricted cash	26,554,000	18,538,000
Real estate deposits	3,173,000	3,333,000
Identified intangible assets, net	200,827,000	387,137,000
Goodwill	75,265,000	62,911,000
Other assets, net	91,794,000	60,302,000
Total assets	$2,794,518,000	$2,525,019,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$495,717,000	$295,270,000
Lines of credit and term loan(1)	649,317,000	350,000,000
Accounts payable and accrued liabilities(1)	105,145,000	101,917,000
Accounts payable due to affiliates(1)	2,186,000	1,257,000
Identified intangible liabilities, net	2,216,000	1,026,000
Capital lease obligations(1)	45,295,000	47,158,000
Security deposits, prepaid rent and other liabilities(1)	44,582,000	22,146,000
Total liabilities	1,344,458,000	818,774,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	31,507,000	22,987,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 195,780,039 and 191,135,158 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,957,000	1,911,000
Additional paid-in capital	1,754,160,000	1,718,423,000
Accumulated deficit	(490,298,000)	(227,715,000)
Accumulated other comprehensive loss	(3,029,000)	(506,000)
Total stockholders’ equity	1,262,790,000	1,492,113,000
Noncontrolling interests (Note 13)	155,763,000	191,145,000
Total equity	1,418,553,000	1,683,258,000
Total liabilities, redeemable noncontrolling interests and equity	$2,794,518,000	$2,525,019,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2016 and 2015

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of December 31, 2016 and 2015 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $391,000,000 as of December 31, 2016 and the 2014 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $77,000,000 as of December 31, 2015, which are both guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Revenues:
Resident fees and services	$872,405,000	$96,079,000	$—
Real estate revenue	117,166,000	64,397,000	3,481,000
Total revenues	989,571,000	160,476,000	3,481,000
Expenses:
Property operating expenses	765,139,000	81,455,000	—
Rental expenses	29,394,000	18,875,000	899,000
General and administrative	28,951,000	16,544,000	1,238,000
Acquisition related expenses	28,589,000	74,170,000	8,199,000
Depreciation and amortization	271,307,000	75,714,000	1,510,000
Total expenses	1,123,380,000	266,758,000	11,846,000
Loss from operations	(133,809,000)	(106,282,000)	(8,365,000)
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(45,665,000)	(5,619,000)	(258,000)
Gain in fair value of derivative financial instruments	1,968,000	—	—
Foreign currency loss	(8,755,000)	(3,199,000)	—
Interest and other income	1,085,000	839,000	25,000
Loss from unconsolidated entities	(18,377,000)	(590,000)	—
Loss before income taxes	(203,553,000)	(114,851,000)	(8,598,000)
Income tax expense	(343,000)	(190,000)	—
Net loss	(203,896,000)	(115,041,000)	(8,598,000)
Less: net loss attributable to noncontrolling interests	57,862,000	13,708,000	—
Net loss attributable to controlling interest	$(146,034,000)	$(101,333,000)	$(8,598,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.75)	$(0.55)	$(0.66)
Weighted average number of common shares outstanding — basic and diluted	194,199,931	183,234,601	13,052,785

Net loss	$(203,896,000)	$(115,041,000)	$(8,598,000)
Other comprehensive loss:
Foreign currency translation adjustments	(2,523,000)	(506,000)	—
Total other comprehensive loss	(2,523,000)	(506,000)	—
Comprehensive loss	(206,419,000)	(115,547,000)	(8,598,000)
Less: comprehensive loss attributable to noncontrolling interests	57,862,000	13,708,000	—
Comprehensive loss attributable to controlling interest	$(148,557,000)	$(101,839,000)	$(8,598,000)

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2013	22,222	$—	$200,000	$—	$—	$200,000	$2,000		$202,000
Issuance of common stock	91,298,227	913,000	909,134,000	—	—	910,047,000	—		910,047,000
Offering costs — common stock	—	—	(91,084,000)	—	—	(91,084,000)	—		(91,084,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—		30,000
Issuance of common stock under the DRIP	287,792	3,000	2,731,000	—	—	2,734,000	—		2,734,000
Amortization of nonvested common stock compensation	—	—	32,000	—	—	32,000	—		32,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	—	(2,000)		(2,000)
Distributions declared ($0.38 per share)	—	—	—	(7,827,000)	—	(7,827,000)	—		(7,827,000)
Net loss	—	—	—	(8,598,000)	—	(8,598,000)	—		(8,598,000)
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$—	$805,534,000	$—		$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	—	933,840,000	—		933,840,000
Offering costs — common stock	—	—	(91,148,000)	—	—	(91,148,000)	—		(91,148,000)
Stock based compensation	—	—	—	—	—	—	3,165,000		3,165,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—		30,000
Issuance of common stock under the DRIP	6,245,475	63,000	59,272,000	—	—	59,335,000	—		59,335,000
Amortization of nonvested common stock compensation	—	—	79,000	—	—	79,000	—		79,000
Repurchase of common stock	(380,929)	(4,000)	(3,757,000)	—	—	(3,761,000)	—		(3,761,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	201,688,000		201,688,000
Distributions declared ($0.60 per share)	—	—	—	(109,957,000)	—	(109,957,000)	—		(109,957,000)
Net loss	—	—	—	(101,333,000)	—	(101,333,000)	(13,708,000)		(115,041,000)
Other comprehensive loss	—	—	—	—	(506,000)	(506,000)	—		(506,000)
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000		$1,683,258,000
Offering costs — common stock	—	—	(11,000)	—	—	(11,000)	—		(11,000)
Stock based compensation	—	—	—	—	—	—	1,329,000		1,329,000
Issuance of vested and nonvested restricted common stock	30,000	—	60,000	—	—	60,000	—		60,000
Issuance of common stock under the DRIP	6,861,647	69,000	64,535,000	—	—	64,604,000	—		64,604,000
Amortization of nonvested common stock compensation	—	—	136,000	—	—	136,000	—		136,000
Repurchase of common stock	(2,246,766)	(23,000)	(20,918,000)	—	—	(20,941,000)	—		(20,941,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	19,753,000		19,753,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(244,000)		(244,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(845,000)		(845,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(8,065,000)	—	—	(8,065,000)	(3,456,000)		(11,521,000)
Distributions declared ($0.60 per share)	—	—	—	(116,549,000)	—	(116,549,000)	—		(116,549,000)
Net loss	—	—	—	(146,034,000)	—	(146,034,000)	(51,919,000)	(1)	(197,953,000)
Other comprehensive loss	—	—	—	—	(2,523,000)	(2,523,000)	—		(2,523,000)
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2016, 2015 and 2014

(1)	Amount excludes $(5,943,000) of net loss attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests.
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,896,000)	$(115,041,000)	$(8,598,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	271,307,000	75,714,000	1,510,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	4,598,000	1,512,000	195,000
Deferred rent	(10,733,000)	(2,816,000)	(240,000)
Stock based compensation	1,620,000	3,165,000	—
Stock based compensation — nonvested restricted common stock	196,000	109,000	62,000
Acquisition fees paid in stock	—	501,000	694,000
Share discounts	—	636,000	253,000
Loss from unconsolidated entities	18,377,000	590,000	—
Bad debt expense, net	4,105,000	761,000	—
Foreign currency loss	8,452,000	1,789,000	—
Contingent consideration related to acquisition of real estate	(9,405,000)	—	—
Change in fair value of contingent consideration	13,430,000	(1,329,000)	—
Change in fair value of derivative financial instruments	(1,968,000)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,244,000)	(11,174,000)	(1,753,000)
Other assets	(22,918,000)	(3,510,000)	(40,000)
Accounts payable and accrued liabilities	34,551,000	22,027,000	2,589,000
Accounts payable due to affiliates	813,000	1,085,000	162,000
Security deposits, prepaid rent and other liabilities	8,072,000	2,994,000	(1,163,000)
Net cash provided by (used in) operating activities	114,357,000	(22,987,000)	(6,329,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(299,448,000)	(1,445,888,000)	(259,196,000)
Advances on real estate notes receivable	(1,942,000)	(142,234,000)	—
Principal repayments on real estate notes receivable	—	289,000	—
Loan costs on real estate notes receivable	(39,000)	(3,539,000)	—
Lease inducement	(5,000,000)	—	—
Investments in unconsolidated entities	(3,304,000)	—	—
Capital expenditures	(45,985,000)	(2,984,000)	(24,000)
Restricted cash	(8,016,000)	(18,293,000)	(245,000)
Real estate deposits	2,968,000	3,300,000	(6,250,000)
Proceeds from insurance settlements	63,000	—	—
Net cash used in investing activities	(360,703,000)	(1,609,349,000)	(265,715,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	3,563,000	2,792,000	—
Payments on mortgage loans payable	(5,769,000)	(1,469,000)	(60,000)
Borrowings under the lines of credit and term loan	558,769,000	438,105,000	—
Payments on the lines of credit and term loan	(259,452,000)	(88,105,000)	—
Payment of derivative financial instrument	(15,000)	—	—
Proceeds from issuance of common stock	—	975,121,000	866,302,000
Deferred financing costs	(10,979,000)	(7,237,000)	(973,000)
Contingent consideration related to acquisition of real estate	(945,000)	—	—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Repurchase of common stock	$(20,941,000)	$(3,761,000)	$—
Payments under capital leases	(7,600,000)	(501,000)	—
Contributions from noncontrolling interests	19,753,000	—	—
Distributions to noncontrolling interests	(244,000)	—	—
Contribution from redeemable noncontrolling interests	2,295,000	—	—
Distributions to redeemable noncontrolling interests	(198,000)	—	—
Security deposits	111,000	943,000	—
Payment of offering costs	(11,000)	(95,420,000)	(86,432,000)
Distributions paid	(51,681,000)	(43,869,000)	(2,101,000)
Net cash provided by financing activities	226,656,000	1,176,599,000	776,736,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,690,000)	(455,737,000)	504,692,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(140,000)	(204,000)	—
CASH AND CASH EQUIVALENTS — Beginning of period	48,953,000	504,894,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$29,123,000	$48,953,000	$504,894,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$46,839,000	$8,300,000	$116,000
Income taxes	$409,000	$9,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$5,104,000	$3,940,000	$—
Real estate deposit	$2,809,000	$—	$—
Settlement of receivable for investment in unconsolidated entity	$12,573,000	$—	$—
Tenant improvement overage	$1,260,000	$—	$—
Principal repayments of real estate notes receivable	$24,110,000	$—	$—
Properties received in settlement of real estate notes receivable	$23,531,000	$—	$—
Exercise purchase options — attributable to intangible asset	$56,792,000	$—	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other receivables	$—	$108,852,000	$—
Other assets	$345,000	$91,588,000	$137,000
Mortgage loans payable, net	$205,386,000	$278,461,000	$17,026,000
Accounts payable and accrued liabilities	$309,000	$79,715,000	$521,000
Security deposits, prepaid rent and other liabilities	$9,774,000	$42,209,000	$3,010,000
Financing Activities:
Noncontrolling interest	$—	$201,688,000	$—
Issuance of common stock under the DRIP	$64,604,000	$59,335,000	$2,734,000
Equipment acquired through capital lease obligations	$5,598,000	$—	$—
Redeemable noncontrolling interest	$—	$22,985,000	$—
Distributions declared but not paid	$10,009,000	$9,745,000	$2,992,000
Accrued offering costs due to affiliates	$—	$—	$415,000
Reclassification of noncontrolling interest to mezzanine equity	$845,000	$—	$2,000
Receivable from transfer agent	$—	$—	$38,561,000
Accrued deferred financing costs	$—	$48,000	$13,000

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014
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
On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer up to $35,000,000 in shares of our common stock through our initial offering pursuant to the DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015. As of April 22, 2015, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of December 31, 2016, a total of $108,163,000 in distributions were reinvested and 11,446,351 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings (formerly known as American Healthcare Investors LLC), 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Securities, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2016, we had completed 48 real estate acquisitions whereby we owned and/or operated 93 properties, comprising 97 buildings, and 104 integrated senior health campuses including completed development projects, or approximately 12,251,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,767,881,000. In addition, as of December 31, 2016, we had acquired real estate-related investments for an aggregate purchase price of $120,646,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2016 and 2015, we owned greater than a 99.99% general partnership interest therein. As of December 31, 2016 and 2015, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance, which are restricted as to use or withdrawal.
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables are placed on nonaccrual status when management determines that collectability is not reasonably assured, and thus such revenue is recognized using the cash basis method.
Revenue derived from providing long-term healthcare services to residents, including resident room and care charges, community fees and other resident charges, is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payers, including Medicaid, Medicare and private insurers, revenue is recognized based on a contractually agreed-upon amount or rate on a per patient, daily basis or as services are performed. In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
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
As of December 31, 2016 and 2015, we had $9,597,000 and $8,021,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2016, 2015 and 2014, we did not write off any receivables to bad debt expense. For the years ended December 31, 2016, 2015 and 2014, $5,609,000, $1,097,000 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of December 31, 2016 and 2015, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the year ended December 31, 2016, $81,000 of our deferred rent receivables were directly written off to bad debt expense. For the years ended December 31, 2015 and 2014, we did not write off any of our deferred rent receivables directly to bad debt expense.
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements, including those related to capital leases. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 20 years. The cost of furniture, fixtures and equipment, is depreciated over the estimated useful life, up to 15 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs, e.g., unilateral control of the tenant space during the build-out process. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. For all of our reporting units we recognize any shortfall from carrying value as an impairment loss in the current period.
We test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
For the years ended December 31, 2016, 2015 and 2014, there were no impairment losses recorded.
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
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (i) the level payment equivalent of the contract rent paid pursuant to the lease and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Notes Receivable and Debt Security Investment, Net
Real estate notes receivable and debt security investment, net consists of mortgage loans collateralized by interests in real property and a held-to-maturity investment. We record loans at cost. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method and is included in real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the years ended December 31, 2016, 2015 and 2014, there were no impairment losses recorded.
We classify our marketable debt security as held-to-maturity because we have the positive intent and ability to hold the security to maturity. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings. For the years ended December 31, 2016, 2015 and 2014, we did not incur any losses for a decline in fair value of marketable securities that are other-than-temporary.
See Note 4, Real Estate Notes Receivable and Debt Security Investment, Net, for a further discussion.
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
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive loss.
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
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
See Note 15, Fair Value Measurements, for a further discussion.
Real Estate Deposits
Real estate deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loan, deferred rent receivables, deferred tax asset, interest rate swap assets, lease inducement and lease commissions.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations and comprehensive loss. Losses from our investment in unconsolidated entities for the years ended December 31, 2016, 2015 and 2014 were $18,377,000, $590,000 and $0, respectively. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the year ended December 31, 2016, we recorded $9,101,000 of impairment losses, which are included in loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015 and 2014, no impairment losses were recorded.
Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loan include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loan is included in interest expense in our accompanying consolidated statements of operations and comprehensive loss. Lease commissions are amortized using the straight-line method over the term of the related lease. Amortization of lease commissions is included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2016 and 2015, accounts payable and accrued liabilities primarily consisted of reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $20,992,000 and $19,391,000, respectively, insurance payable of $19,136,000 and $21,689,000, respectively, accrued property taxes of $12,766,000 and $11,447,000, respectively, and accrued distributions of $10,009,000 and $9,745,000, respectively.
Security Deposits, Prepaid Rent and Other Liabilities
As of December 31, 2016 and 2015, security deposits, prepaid rent and other liabilities of $44,582,000 and $22,146,000, respectively, primarily consisted of deferred revenue, deferred tax liabilities and contingent consideration obligations in connection with our property acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contingent consideration obligations are due upon certain criteria being met within specified time frames. For the years ended December 31, 2016, 2015 and 2014, we recorded a net (loss) gain on the change in fair value of contingent consideration obligations of ($13,430,000), $1,329,000 and $0, respectively, which is included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Stock Compensation
We account for stock compensation issued to non-employees in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date. See Note 13, Equity — Noncontrolling Interests, for a further discussion of grants to non-employees.
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 13, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
Foreign Currency
We have real estate and real estate-related investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate and real estate-related investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders’ equity in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rates. We also have intercompany notes and payables denominated in GBP with our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany notes and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive loss. When such intercompany notes and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets.
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
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to our stockholders.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016 and 2015, we did not have any tax benefits and liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax expense in our accompanying consolidated statements of operations and comprehensive loss when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax expense in our accompanying consolidated statements of operations and comprehensive loss.
Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 16, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. As of December 31, 2016, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
See Note 19, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Reclassifications
As of December 31, 2015 and 2014, $1,200,000 and $217,000, respectively, of deferred financing costs, net, related to our mortgage loans payable have been reclassified from other assets, net to mortgage loans payable, net in our accompanying consolidated balance sheets to conform to the current period presentation in accordance with Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Such reclassification did not have a material impact on our consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which replaces the existing accounting standards for revenue recognition. ASU 2014-09 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of ASU 2014-09, including provisions that address principal-versus-agent implementation guidance and identifying performance obligations. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. It may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. Our primary source of revenue is generated through leasing arrangements, which are excluded from ASU 2014-09 and its amendments; however, we expect that the adoption of ASU 2014-09 and its amendments

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on January 1, 2018 will impact our recognition of non-lease revenue, such as certain resident fees in our RIDEA structures (a portion of which are not generated through leasing arrangements).
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
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Upon the adoption of ASU 2016-02 on January 1, 2019, we will

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of our lease agreements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires disclosures about a change in accounting principle under ASC 250, Accounting Changes and Error Corrections, in the period of adoption. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not yet been made available for issuance. We adopted ASU 2016-09 on January 1, 2017, which did not have a material impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, or ASU 2016-17, which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective for annual periods beginning on or after December 15, 2016. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-17 on January 1, 2017, which did not have an impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning on or after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 on January 1, 2018 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual periods beginning on or after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. Upon the adoption of ASU 2017-01, we expect to recognize a majority of our real estate acquisitions and dispositions as asset transactions rather than business combinations, which will result in the capitalization of related transaction costs.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2017-04 on January 1, 2020 to have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Building, improvements and construction in process	$1,981,610,000	$1,518,611,000
Land	167,329,000	123,906,000
Furniture, fixtures and equipment	84,817,000	62,481,000
	2,233,756,000	1,704,998,000
Less: accumulated depreciation	(94,775,000)	(26,600,000)
	$2,138,981,000	$1,678,398,000
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $68,708,000, $25,650,000 and $1,124,000, respectively. In addition to the property acquisitions and completed developments discussed below, for the years ended December 31, 2016, 2015 and 2014, we incurred capital expenditures of $44,907,000, $3,846,000 and $0 on our integrated senior health campuses, $8,236,000, $2,706,000 and $24,000 on our medical office buildings, $904,000, $374,000 and $0 on our senior housing — RIDEA facilities and $21,000, $25,000 and $0 on our hospitals, respectively. We did not have any capital expenditures on our senior housing facilities nor our skilled nursing facilities for the years ended December 31, 2016, 2015 and 2014.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the years ended December 31, 2016, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisition of Crown Senior Care Portfolio. Pursuant to our charter, prior to the acquisition of Crown Senior Care Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the reimbursement of fees and expenses to our advisor or its affiliates with the acquisition of Crown Senior Care Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2016
For the year ended December 31, 2016, we completed 12 property acquisitions comprising 23 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $271,566,000 and we incurred $5,564,000 in acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of these property acquisitions for the year ended December 31, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	2016 Corporate Line of Credit(3)	Acquisition Fee(4)
Naperville MOB	Naperville, IL	Medical Office	01/12/16	$17,385,000	$—	$18,000,000	$391,000
Lakeview IN Medical Plaza(5)	Indianapolis, IN	Medical Office	01/21/16	20,000,000	15,000,000	3,500,000	387,000
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	02/01/16	27,500,000	—	27,200,000	619,000
Snellville GA MOB	Snellville, GA	Medical Office	02/05/16	8,300,000	—	8,300,000	187,000
Lakebrook Medical Center	Westbrook, CT	Medical Office	02/19/16	6,150,000	—	—	138,000
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	03/29/16	10,300,000	—	9,750,000	232,000
Joplin MO MOB	Joplin, MO	Medical Office	05/10/16	11,600,000	—	12,000,000	261,000
Austell GA MOB	Austell, GA	Medical Office	05/25/16	12,600,000	—	12,000,000	284,000
Middletown OH MOB	Middletown, OH	Medical Office	06/16/16	19,300,000	—	17,000,000	434,000
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham, Quincy and Weymouth, MA	Skilled Nursing	07/01/16 and 11/01/16	88,000,000	16,133,000	71,000,000	1,980,000
Voorhees NJ MOB	Voorhees, NJ	Medical Office	07/08/16	11,300,000	—	11,000,000	254,000
Crown Senior Care Portfolio(6)	Aberdeen and Felixstowe, UK	Senior Housing	11/15/16	23,531,000	—	—	46,000
Norwich CT MOB Portfolio	Norwich, CT	Medical Office	12/16/16	15,600,000	—	14,000,000	351,000
Total				$271,566,000	$31,133,000	$203,750,000	$5,564,000
___________

(1)	We own 100% of our properties acquired in 2016, with the exception of Lakeview IN Medical Plaza.

(2)	Represents the principal balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

(4)
Unless otherwise noted, our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property.

(5)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with an affiliate of Cornerstone Companies, Inc., an unaffiliated third party. Our effective ownership of the joint venture is 86.0%. We paid our advisor in cash an acquisition fee of 2.25% of the portion of the contract purchase price attributed to our ownership interest of approximately 86.0% in the entity that acquired the property.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)
On November 15, 2016, we added three additional senior housing facilities to our existing Crown Senior Care Portfolio for a net contract price of £15,276,000. The other three senior housing facilities were purchased during 2015. With respect to the three additional senior housing facilities acquired in November 2016, we paid an acquisition fee in cash equal to 2.25% of the contract purchase price of the facilities less £306,000, or approximately $471,000, which was previously paid as an acquisition fee for Crown Senior Care Facility. See Note 4, Real Estate Notes Receivable and Debt Security Investment, Net, for a further discussion. The total acquisition fee paid for both Crown Senior Care Facility and the purchase of the three additional senior housing facilities added to Crown Senior Care Portfolio in November 2016 was 2.25% of the contract purchase price of the three additional senior housing facilities added in November 2016.

In addition to the property acquisitions in 2016 discussed above, subsequent to the initial purchase of Trilogy Investors, LLC, or Trilogy, our majority-owned subsidiary, in December 2015, we acquired a development parcel with improvements on July 15, 2016 in Harrodsburg, Kentucky, and on September 14, 2016, we acquired land in Muncie, Indiana for a contract purchase price of $2,400,000 and $265,000, respectively, plus closing costs and acquisition fees, which are included in our integrated senior health campuses segment. The acquisition of the development parcel with improvements in Kentucky was financed with a mortgage loan payable, which had a principal balance of $2,040,000 at the time of acquisition.
2016 Acquisitions of Previously Leased Real Estate Investments
For the year ended December 31, 2016, we, through a majority-owned subsidiary of Trilogy, of which we own 67.7%, acquired the real estate underlying 17 previously leased integrated senior health campuses located in Indiana, Kentucky, Michigan and Ohio. The aggregate contract purchase price of these properties was $227,090,000 and we incurred $3,459,000 in acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of these property acquisitions for the year ended December 31, 2016:

Location	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(1)	2016 Corporate Line of Credit(2)	Acquisition Fee(3)
Jasper, IN	06/24/16	$5,089,000	$—	$—	$78,000
Anderson, Evansville, Jasper, Kokomo, New Albany and Tell City, IN; and Cynthiana, KY	06/30/16	130,000,000	93,150,000	30,310,000	1,980,000
Greensburg, IN; Lexington, KY; East Lansing, Howell, Okemos and Shelby Township, MI; and Greenville and Zanesville, OH	08/16/16	87,927,000	77,900,000	11,863,000	1,339,000
Monticello, IN	09/23/16	4,074,000	2,800,000	—	62,000
		$227,090,000	$173,850,000	$42,173,000	$3,459,000
___________

(1)	Represents the principal balance of the mortgage loans payable placed on the properties at the time of acquisition.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

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

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee
Delta Valley ALF Portfolio(4)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$—	$182,000	(5)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	01/13/15 and 01/26/15	$135,000,000	$—	$—	$3,038,000	(5)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,946,000	—	416,000	(5)
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	01/28/15 and 06/29/15	68,856,000	—	—	1,549,000	(6)
Orange Star Medical Portfolio	Durango, CO; and Friendswood,Keller, and Wharton, TX	Medical Office and Hospital	02/26/15	57,650,000	—	—	1,297,000	(7)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	—	336,000	(7)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	—	293,000	(7)
Homewood AL MOB	Homewood, AL	Medical Office	03/27/15	7,444,000	—	—	167,000	(7)
Paoli PA Medical Plaza	Paoli, PA	Medical Office	04/10/15	24,820,000	14,004,000	—	558,000	(7)
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	05/06/15	18,650,000	—	—	420,000	(7)
Marietta GA MOB	Marietta, GA	Medical Office	05/07/15	13,050,000	—	—	294,000	(7)
Mountain Crest Senior Housing Portfolio (8)	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	05/14/15, 06/11/15, 07/14/15 and 11/20/15	75,035,000	10,318,000	—	1,688,000	(7)
Mount Dora Medical Center	Mount Dora, FL	Medical Office	05/15/15	16,300,000	—	—	367,000	(7)
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	05/29/15	66,000,000	—	—	1,485,000	(7)
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	06/30/15	87,500,000	12,098,000	—	1,969,000	(7)
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	07/01/15	12,272,000	—	—	276,000	(7)
Napa Medical Center	Napa, CA	Medical Office	07/02/15	15,700,000	—	—	353,000	(7)
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	08/14/15	36,000,000	—	—	810,000	(7)
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	09/11/15	64,000,000	37,643,000	—	1,440,000	(7)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee
Crown Senior Care Portfolio(9)	Peel, Isle of Man; and St. Albans and Salisbury, UK	Senior Housing	09/15/15, 10/08/15 and 12/08/15	$44,554,000	$—	$—	$1,002,000	(7)
Washington DC SNF	Washington, DC	Skilled Nursing	10/29/15	40,000,000	—	—	900,000	(7)
Trilogy(10)	IN, KY, MI and OH	Integrated Senior Health Campuses	12/01/15	1,125,000,000	210,497,000	360,000,000	17,108,000	(7)
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	12/03/15	8,000,000	—	—	180,000	(7)
Marietta GA MOB II	Marietta, GA	Medical Office	12/09/15	5,800,000	—	—	131,000	(7)
Total				$1,976,185,000	$294,506,000	$360,000,000	$36,259,000
___________

(1)	We own 100% of our properties acquired in 2015, with the exception of Trilogy.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
Represents borrowings at the time of acquisition under the 2014 Corporate Line of Credit and the Trilogy PropCo Line of Credit, both as defined and further discussed in Note 8, Lines of Credit and Term Loan.

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

(7)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price, except for Trilogy, which we paid our advisor an acquisition fee based on the portion of the contract purchase price attributed to our ownership interest at the time of acquisition.

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

(10)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, or Trilogy Health Services, through our majority-owned subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings. NorthStar Healthcare Income, Inc, or NHI, owns a minority interest in Trilogy REIT Holdings. Trilogy REIT Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy was approximately 67.6% at the time of acquisition. Our portion of the purchase price for Trilogy was approximately $760,356,000. The acquisition of Trilogy was financed in part by using a combination of debt financing, including: (i) approximately $270,000,000 in borrowings under the Trilogy PropCo Line of Credit; (ii) the assumption of 23 U.S. Department of Housing and Urban Development, or HUD, loans with a principal amount totaling approximately $204,000,000 as of December 1, 2015; (iii) $90,000,000 in borrowings under the 2014 Corporate Line of Credit; and (iv) the assumption of approximately $26,000,000 in other existing indebtedness of Trilogy. The remaining cash balance was financed using: (i) an equity contribution by us of approximately $381,000,000 from cash on hand from the net proceeds of our initial public offering and (ii) an equity contribution by NHI of approximately $202,000,000. See Note 18, Business Combinations, for a further discussion.
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

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Acquisition Fee(3)
DeKalb Professional Center	Lithonia, GA	Medical Office	06/06/14	$2,830,000	$—	$64,000
Country Club MOB	Stockbridge, GA	Medical Office	06/26/14	2,775,000	—	62,000
Acworth Medical Complex	Acworth, GA	Medical Office	07/02/14	6,525,000	—	147,000
Wichita KS MOB	Wichita, KS	Medical Office	09/04/14	8,800,000	—	198,000
Delta Valley ALF Portfolio	Batesville and Cleveland, MS	Senior Housing	09/11/14	13,345,000	—	300,000
Lee’s Summit MO MOB	Lee’s Summit, MO	Medical Office	09/18/14	6,750,000	—	152,000
Carolina Commons MOB	Indian Land, SC	Medical Office	10/15/14	12,000,000	8,474,000	270,000
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	12/04/14	16,150,000	—	363,000
Southlake TX Hospital	Southlake, TX	Hospital	12/04/14	128,000,000	—	2,880,000
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	12/12/14	68,500,000	—	1,541,000
Premier MOB	Novi, MI	Medical Office	12/19/14	12,025,000	7,950,000	271,000
Total				$277,700,000	$16,424,000	$6,248,000
___________

(1)	We own 100% of our properties acquired in 2014.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Completed Development in 2016
For the year ended December 31, 2016, we completed the development of three integrated senior health campuses, representing $25,381,000, which is included in real estate investments, net, in our accompanying consolidated balance sheets. For the years ended December 31, 2015 and 2014, we did not complete any developments.
4. Real Estate Notes Receivable and Debt Security Investment, Net

As of December 31, 2016 and 2015, we had $101,117,000 and $144,477,000 of notes receivable and debt security investment, net, respectively. The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of December 31, 2016 and 2015:

					December 31,
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	2016	2015	Acquisition Fee(2)
Mezzanine Floating Rate Notes(3)(5)
United States	02/04/15	12/09/17	6.70%	$31,567,000	$7,167,000	$31,277,000	$631,000
Mezzanine Fixed Rate Notes(3)(5)
United States	02/04/15	12/09/19	6.75%	$28,650,000	28,650,000	28,650,000	573,000
Crown Senior Care Facility(4)(5)
United Kingdom	09/16/15	11/15/16	N/A	N/A	—	20,746,000	471,000
Debt security investment(6)	10/15/15	08/25/25	4.24%	N/A	63,176,000	60,945,000	1,209,000
					98,993,000	141,618,000	$2,884,000
Unamortized loan and closing costs, net					2,124,000	2,859,000
					$101,117,000	$144,477,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2016.

(2)
Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through December 31, 2016.

(3)
On February 4, 2015, we acquired eight promissory notes at par in the aggregate outstanding principal amount of $60,217,000, or the Mezzanine Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Mezzanine Floating Rate Notes. The Mezzanine Notes evidence interests in a portion of a mezzanine loan that consisted in total of 40 promissory notes in the aggregate outstanding principal amount of $389,852,000. The mezzanine loan is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of NorthStar Realty Finance Corp. The maturity date of the Mezzanine Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. In October 2016, the borrower exercised its right to extend the original December 9, 2016 maturity date of the Mezzanine Floating Rate Notes for one year to December 2017.

(4)
We entered into a facility agreement with the CHG Borrower, an unaffiliated third party, on September 16, 2015. The facility agreement, as amended, was collateralized by three senior housing facilities in the UK and the income from the CHG Borrower’s operations. On November 15, 2016, we purchased the facilities securing Crown Senior Care Facility and the note receivable was settled in full. See Note 3, Real Estate Investments, Net — Acquisitions in 2016, for a further discussion.

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

(6)
On October 15, 2015, we acquired a commercial mortgage-backed debt security, or the debt security, for a purchase price of $60,429,000, from an unaffiliated third party. The debt security was issued by FREMF 2015-KS03 Mortgage Trust, or the Mortgage Trust, and represents a 10.0% beneficial ownership interest in the Mortgage Trust. The Mortgage Trust owns a pool of 59 mortgage loans that are secured by 59 domestic senior housing facilities. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security is subordinate to all other interests in the Mortgage Trust and is not guaranteed by a government-sponsored entity. As of December 31, 2016 and 2015, the net carrying amount with accretion is $64,912,000 and $62,761,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the years ended December 31, 2016, 2015 and 2014, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.
The following shows the change in the carrying amount of real estate notes receivable and debt security investment, net for the years ended December 31, 2016 and 2015:

Amount
Real estate notes receivable and debt security investment, net — December 31, 2014	$—
Additions:
Acquisition of real estate notes receivable	81,805,000
Investment in debt security	60,429,000
Accretion on debt security investment	516,000
Loan and closing costs	3,539,000
Deductions:
Principal repayments on real estate notes receivable	(289,000)
Foreign currency translation adjustments	(860,000)
Amortization of loan and closing costs	(663,000)
Real estate notes receivable and debt security investment, net — December 31, 2015	$144,477,000
Additions:
Advances on real estate notes receivable	$1,942,000
Accretion on debt security investment	2,231,000
Loan costs	39,000
Deductions:
Principal repayments on real estate notes receivable	(24,110,000)
Settlement of real estate notes receivable for properties	(23,531,000)
Foreign currency translation adjustments	823,000
Amortization of loan and closing costs	(754,000)
Real estate notes receivable and debt security investment, net — December 31, 2016	$101,117,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2016, 2015 and 2014, we did not record any impairment losses on our real estate notes receivable or debt security investment. Amortization expense on loan and closing costs for the years ended December 31, 2016 and 2015, was recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. We did not incur any amortization expense for the year ended December 31, 2014.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Amortized intangible assets:
In-place leases, net of accumulated amortization of $23,997,000 and $35,531,000 as of December 31, 2016 and 2015, respectively (with a weighted average remaining life of 8.6 years and 2.5 years as of December 31, 2016 and 2015, respectively)	$68,376,000	$221,846,000
Leasehold interests, net of accumulated amortization of $266,000 and $126,000 as of December 31, 2016 and 2015, respectively (with a weighted average remaining life of 55.6 years and 56.6 years as of December 31, 2016 and 2015, respectively)	7,628,000	7,768,000
Above-market leases, net of accumulated amortization of $2,622,000 and $1,360,000 as of December 31, 2016 and 2015, respectively (with a weighted average remaining life of 5.2 years and 5.0 years as of December 31, 2016 and 2015, respectively)	4,206,000	4,401,000
Unamortized intangible assets:
Certificates of need	76,142,000	51,855,000
Trade names	30,267,000	30,267,000
Purchase option assets(1)	14,208,000	71,000,000
	$200,827,000	$387,137,000
___________

(1)
Under certain leases within our leased facilities, in which we are the lessee, we have the right to acquire the properties at varying dates in the future and at our option. We estimate the fair value of these purchase option assets by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase. In 2016, we exercised the right to acquire several leased facilities and the value of the purchased option assets utilized was $56,792,000. See Note 3, Real Estate Investments, Net— Acquisitions in 2016 — 2016 Acquisitions of Previously Leased Real Estate Investments.

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $203,147,000, $51,413,000 and $536,000, respectively, which included $1,580,000, $1,242,000 and $149,000, respectively, of amortization recorded against real estate revenue for above-market leases and $140,000, $125,000 and $1,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the amortized identified intangible assets was 12.9 and 4.3 years as of December 31, 2016 and 2015, respectively. As of December 31, 2016, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$23,908,000
2018	7,985,000
2019	6,792,000
2020	5,535,000
2021	4,940,000
Thereafter	31,050,000
$80,210,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Investments in unconsolidated entities	$20,057,000	$27,210,000
Inventory	17,266,000	16,313,000
Prepaid expenses, deposits and other assets	16,002,000	7,098,000
Deferred financing costs, net of accumulated amortization of $3,519,000 and $550,000 as of December 31, 2016 and 2015, respectively(1)	9,624,000	6,344,000
Deferred rent receivables	11,804,000	3,028,000
Deferred tax asset, net(2)	8,295,000	—
Lease inducement, net of accumulated amortization of $88,000 as of December 31, 2016 (with a weighted average remaining life of 14.0 years as of December 31, 2016)	4,912,000	—
Lease commissions, net of accumulated amortization of $175,000 and $17,000 as of December 31, 2016 and 2015, respectively	3,834,000	309,000
	$91,794,000	$60,302,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loan.

(2)	See Note 16, Income Taxes and Distributions, for a further discussion.
Amortization expense on lease commissions for the years ended December 31, 2016, 2015 and 2014 was $162,000, $17,000 and $0, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan for the years ended December 31, 2016, 2015 and 2014 was $3,456,000, $467,000 and $83,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive loss. Amortization expense on lease inducement for the year ended December 31, 2016 was $88,000, which was recorded against real estate revenue in our accompanying consolidated statement of operations and comprehensive loss. We did not incur any amortization expense on lease inducement for the years ended December 31, 2015 and 2014.
7. Mortgage Loans Payable, Net
As of December 31, 2016 and 2015, mortgage loans payable were $517,057,000 ($495,717,000, including discount/premium and deferred financing costs, net) and $312,240,000 ($295,270,000, including discount/premium and deferred financing costs, net), respectively. As of December 31, 2016, we had 31 fixed-rate and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.72% per annum based on interest rates in effect as of December 31, 2016 and a weighted average effective interest rate of 4.41%. As of December 31, 2015, we had 30 fixed-rate mortgage loans and one variable-rate mortgage loan payable with effective interest rates ranging from 2.45% to 6.43% per annum based on interest rates in effect as of December 31, 2015 and a weighted average effective interest rate of 3.98%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loans payable, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Total fixed-rate debt	$313,265,000	$302,892,000
Total variable-rate debt	203,792,000	9,348,000
Total fixed and variable-rate debt	517,057,000	312,240,000
Less: deferred financing costs, net(1)	(3,861,000)	(1,200,000)
Add: premium	1,678,000	1,916,000
Less: discount	(19,157,000)	(17,686,000)
Mortgage loans payable, net	$495,717,000	$295,270,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our mortgage loans payable.
The following shows the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2016 and 2015:

Amount
Mortgage loans payable, net — December 31, 2014	$16,742,000
Additions:
Borrowings on mortgage loans payable, net	2,792,000
Assumption of mortgage loans payable, net	278,461,000
Amortization of deferred financing costs	160,000
Deductions:
Scheduled principal payments on mortgage loans payable	(1,469,000)
Amortization of discount/premium on mortgage loans payable	(273,000)
Deferred financing costs	(1,143,000)
Mortgage loans payable, net — December 31, 2015	$295,270,000
Additions:
Borrowings on mortgage loans payable, net	$194,883,000
Assumption of mortgage loans payable, net	14,066,000
Amortization of deferred financing costs	1,065,000
Deductions:
Scheduled principal payments on mortgage loans payable	(5,769,000)
Amortization of discount/premium on mortgage loans payable	(72,000)
Deferred financing costs	(3,726,000)
Mortgage loans payable, net — December 31, 2016	$495,717,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2017	$15,829,000
2018	177,824,000
2019	21,393,000
2020	30,685,000
2021	9,428,000
Thereafter	261,898,000
$517,057,000
8. Lines of Credit and Term Loan
2014 Corporate Line of Credit
On August 18, 2014, we, through our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2014 Credit Agreement, with Bank of America, N.A., or Bank of America, as lender, administrative agent, swing line lender and issuer of letters of credit; KeyBank, National Association, or KeyBank, as lender and syndication agent; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or the 2014 Corporate Line of Credit.
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
2016 Corporate Line of Credit
On February 3, 2016, we, through the subsidiary guarantors, entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. Pursuant to the terms of the 2016 Corporate Credit Agreement, we may borrow up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2016 Corporate Line of Credit matures on February 3, 2019, and may be extended for one 12-month period during the term of the 2016 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee.

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
As of December 31, 2016, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $500,000,000. As of December 31, 2016, borrowings outstanding under the 2016 Corporate Line of Credit totaled $391,000,000, and $109,000,000 remained available. As of December 31, 2016, the weighted average interest rate on borrowings outstanding was 2.53% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trilogy PropCo Line of Credit
On December 1, 2015, in connection with the acquisition of Trilogy, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company (as the surviving entity of a merger with Trilogy Finance Merger Sub, LLC, or Trilogy PropCo Parent) and an indirect subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy Co-Borrowers and, together with Trilogy PropCo Parent, or the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit.
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
Provided that no default or event of default has occurred and subject to certain terms and conditions set forth in the Trilogy PropCo Credit Agreement, the Trilogy PropCo Borrowers shall have the option, at any time and from time to time, before the maturity date, to request an increase of the total maximum principal amount by $100,000,000 to $400,000,000.
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
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $300,000,000 as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $238,776,000 and $273,000,000, respectively, and $61,224,000 and $27,000,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of December 31, 2016 and 2015 was 4.87% and 4.50%, respectively, per annum.
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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of December 31, 2016, subject to certain terms and conditions. As of December 31, 2016, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $19,541,000, and $40,459,000 remained available. The weighted average interest rate on borrowings outstanding as of December 31, 2016 was 4.53% per annum.
9. Derivative Financial Instruments
Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss).
We did not have any derivative financial instruments as of December 31, 2015. The following table lists the derivative financial instruments held by us as of December 31, 2016:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$17,075,000	one month LIBOR	2.25%	$—	Cap	02/01/18
140,000,000	one month LIBOR	0.82%	1,355,000	Swap	02/03/19
60,000,000	one month LIBOR	0.78%	627,000	Swap	02/03/19
$217,075,000			$1,982,000
As of December 31, 2016, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015 and 2014, we did not have any derivative financial instruments. For the year ended December 31, 2016, we recorded a decrease of $1,968,000 to interest expense in our accompanying consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of December 31, 2016 and 2015, identified intangible liabilities consisted of below-market leases of $2,216,000 and $1,026,000, respectively, net of accumulated amortization of $946,000 and $350,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2016, 2015 and 2014 was $651,000, $356,000 and $35,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining life of below-market leases was 5.1 years and 5.4 years as of December 31, 2016 and 2015, respectively. As of December 31, 2016, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$652,000
2018	477,000
2019	392,000
2020	263,000
2021	147,000
Thereafter	285,000
$2,216,000
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
12. Redeemable Noncontrolling Interests
As of December 31, 2016 and 2015, we owned greater than a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 13, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller party thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interest in our accompanying consolidated balance sheets. As of December 31, 2016, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Beginning balance	$22,987,000	$2,000
Addition	2,295,000	—
Reclassification from equity	845,000	—
Acquisition of Trilogy	—	22,985,000
Distributions	(198,000)	—
Fair value adjustment to redemption value	11,521,000	—
Net loss attributable to redeemable noncontrolling interests	(5,943,000)	—
Ending balance	$31,507,000	$22,987,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2016 and 2015, no shares of preferred stock were issued and outstanding.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, the Amended and Restated DRIP amended the price at which shares of our common stock will be issued pursuant to the Secondary DRIP Offering. See Distribution Reinvestment Plan section below for a further discussion.
Through December 31, 2016, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 13,394,914 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 2,627,695 shares of our common stock under our share repurchase plan through December 31, 2016. Through December 31, 2016, we granted an aggregate of 60,000 shares of our restricted common stock to our independent directors. As of December 31, 2016 and 2015, we had 195,780,039 and 191,135,158 shares of our common stock issued and outstanding, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Beginning balance — foreign currency translation adjustments	$(506,000)	$—
Net change in current period	(2,523,000)	(506,000)
Ending balance — foreign currency translation adjustments	$(3,029,000)	$(506,000)
Noncontrolling Interest of Limited Partner in Operating Partnership
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. Therefore, as of February 26, 2014, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying consolidated balance sheets and as such were reclassified to the mezzanine section of our accompanying consolidated balance sheets. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
Noncontrolling Interests
On December 1, 2015, we, through Trilogy REIT Holdings, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. As of December 31, 2016, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NHI, through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of December 31, 2016 and 2015, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both are unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive loss. The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests will be subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2016, we recognized stock compensation expense related to the Profit Interests of $1,329,000.
There were no canceled, expired or exercised Profit Interests during the year ended December 31, 2016. The nonvested awards are presented as noncontrolling interests and will be re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. In accordance with ASC Topic 810, we classify the

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying consolidated balance sheets and the dividends of the preferred shares of beneficial interests as net loss attributable to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss.
In addition, as of December 31, 2016, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the year ended December 31, 2016.
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
For the years ended December 31, 2016, 2015 and 2014, $64,604,000, $59,335,000 and $2,734,000 in distributions were reinvested and 6,861,647, 6,245,475 and 287,792 shares of our common stock, respectively, were issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering. As of December 31, 2016 and 2015, a total of $126,673,000 and $62,069,000, respectively, in distributions were reinvested that resulted in 13,394,914 and 6,533,267 shares of our common stock, respectively, being issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
Share Repurchase Plan
Our board has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% and 100% of each stockholder’s repurchase amount, depending on the period of time their shares have been held. Until October 4, 2016, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of the amount a stockholder paid for their shares of our common stock or the most recent per share offering price. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, as amended, shall be equal to the lesser of (i) the amount per share that a

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, with respect to share repurchase requests submitted during or after the fourth quarter 2016, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). On October 5, 2016, our board approved and established an estimated per share NAV of our common stock of $9.01.
For the years ended December 31, 2016, 2015 and 2014, we received share repurchase requests and repurchased 2,246,766, 380,929 and 0 shares of our common stock, respectively, for an aggregate of $20,941,000, $3,761,000 and $0, respectively, at an average repurchase price of $9.32, $9.87 and $0 per share, respectively.
As of December 31, 2016 and 2015, we received share repurchase requests and repurchased 2,627,695 and 380,929 shares of our common stock, respectively, for an aggregate of $24,702,000 and $3,761,000, respectively, at an average repurchase price of $9.40 and $9.87 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
2013 Incentive Plan
We adopted our incentive plan pursuant to which our board or a committee of our independent directors may make grants of options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares.
Through December 31, 2016, we granted an aggregate of 30,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, through December 31, 2016, we granted an aggregate of 30,000 shares of restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
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
ASC Topic 718, Compensation — Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2016, 2015 and 2014, we did not assume any forfeitures. For the years ended December 31, 2016, 2015 and 2014, we recognized stock compensation expense related to the director grants of $196,000, $109,000 and $62,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss.
As of December 31, 2016 and 2015, there was $233,000 and $129,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of December 31, 2016, this expense is expected to be recognized over a remaining weighted average period of 1.73 years.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016 and 2015, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $390,000 and $210,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2016, 2015 and 2014 and the changes for the years ended December 31, 2016 and 2015 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2014	12,000	$10.00
Granted	15,000	$10.00
Vested	(6,000)	$10.00
Forfeited	—	$—
Balance — December 31, 2015	21,000	$10.00
Granted	30,000	$10.00
Vested	(12,000)	$10.00
Forfeited	—	$—
Balance — December 31, 2016	39,000	$10.00
Expected to vest — December 31, 2016	39,000	$10.00
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Securities, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2016, 2015 and 2014, we incurred $29,494,000 and $47,376,000 and $9,641,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Other Organizational and Offering Expenses
Through the termination of the primary portion of our initial offering on March 12, 2015, our other organizational and offering expenses were incurred by our advisor or its affiliates on our behalf. We reimbursed our advisor or its affiliates for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2015 and 2014, we incurred $533,000 and $2,974,000, respectively, in offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor from the gross proceeds of our initial offering.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
For the years ended December 31, 2016, 2015 and 2014, we incurred $9,591,000, $39,204,000 and $6,279,000, respectively, in acquisition fees to our advisor or its affiliates, which included no shares of common stock for the year ended December 31, 2016, and 55,684, and 77,139 shares of our common stock issued for the years ended December 31, 2015 and 2014, respectively.
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
For the year ended December 31, 2016, we incurred $182,000 in development fees to our advisor or its affiliates. For the years ended December 31, 2015 and 2014, we did not incur any development fees to our advisor or its affiliates. Development fees are included in acquisition related expenses in our accompanying consolidated statement of operations and comprehensive loss.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2016, 2015 and 2014, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of Crown Senior Care Portfolio. For a further discussion, please see Note 3, Real Estate Investments, Net.
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
For the years ended December 31, 2016, 2015 and 2014, we incurred $1,000, $3,000 and $4,000, respectively, in acquisition expenses to our advisor or its affiliates.
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
For the years ended December 31, 2016, 2015 and 2014, we incurred $16,949,000, $6,831,000 and $160,000, respectively, in asset management fees to our advisor or its affiliates. Our advisor agreed to waive a combination of certain acquisition fees and/or asset management fees that may otherwise have been due to our advisor pursuant to our Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders prior to our first property acquisition. As such, the asset management fees of $37,000 that would have been incurred through December 31, 2014 were

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waived by our advisor. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
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
For the years ended December 31, 2016, 2015 and 2014, we incurred $2,313,000, $738,000 and $44,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying consolidated statements of operations and comprehensive loss.
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
For the years ended December 31, 2016, 2015 and 2014, we incurred $213,000, $23,000 and $0, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2016, 2015 and 2014, we incurred $80,000, $11,000 and $0, respectively, in construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 14.5%, respectively, for the 12 months ended December 31, 2016; however, our operating expenses did not exceed the aforementioned limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.1% and (48.2)%, respectively, for the 12 months ended December 31, 2015; however, our operating expenses did not exceed the aforementioned limitation.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From the commencement of our offering through December 31, 2014, our operating expenses exceeded the aforementioned limitation by $199,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.5% and (13.9)%, respectively, from the commencement of our offering through December 31, 2014. We satisfied the conditions of the minimum offering and had funds held in escrow released to us to commence real estate operations in May 2014. We purchased our first property in June 2014. At this early stage of our operations, our general and administrative expenses were relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our net income and our average invested assets was justified from the commencement of our offering through December 31, 2014 given the unusual costs of operating a public company in the early stage of operations.
For the years ended December 31, 2016, 2015 and 2014, our advisor or its affiliates incurred operating expenses on our behalf of $165,000, $33,000 and $180,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the years ended December 31, 2016, 2015 and 2014, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2016, 2015 and 2014, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2016, 2015 and 2014, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2016, 2015 and 2014, we did not incur any such distributions to our advisor.

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
As of December 31, 2016 and 2015, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On March 5, 2014, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President, Chief Operating Officer, and Director, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2014 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, our former Chief Financial Officer, Shannon K S Johnson, our Executive Vice President — Acquisitions, Stefan K.L. Oh, our Assistant General Counsel and Secretary, Cora Lo, and our Former Vice President — Asset Management, Chris Rooney, each executed similar 2014 Stock Purchase Plans whereby each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2014. Effective January 1, 2015, Messrs. Hanson, Prosky, Streiff, Oh and Rooney, and Mses. Johnson and Lo, each adopted a stock purchase plan, or the 2015 Stock Purchase Plans, on terms similar to each of the 2014 Stock Purchase Plans described above. The 2015 Stock Purchase Plans each terminated in connection with the termination of the primary portion of our initial offering.
Purchases of shares of our common stock pursuant to the 2014 Stock Purchase Plans commenced after the initial release from the escrow of the minimum offering amount, beginning with the officers’ regularly scheduled payroll payment on May 20, 2014. Purchases of shares of our common stock pursuant to the 2015 Stock Purchase Plans commenced with the officers’ regularly scheduled payroll payment paid on or after January 1, 2015. The shares of common stock were purchased at a price of $9.00 per share, reflecting the purchase price of the shares in our initial offering, exclusive of selling commissions and the dealer manager fee.
For the years ended December 31, 2015 and 2014, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2015		2014
Officer’s Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$17,000	1,902	$59,000	6,574
Danny Prosky	President, Chief Operating Officer and Director	20,000	2,246	81,000	9,053
Mathieu B. Streiff	Executive Vice President, General Counsel	19,000	2,062	74,000	8,188
Stefan K.L. Oh	Executive Vice President — Acquisitions	2,000	168	14,000	1,556
Cora Lo	Assistant General Counsel and Secretary	1,000	106	8,000	900
Shannon K S Johnson	Former Chief Financial Officer	1,000	165	13,000	1,475
Chris Rooney	Former Vice President — Asset Management	1,000	135	12,000	1,366
		$61,000	6,784	$261,000	29,112

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2016 and 2015:

	December 31,
Fee	2016	2015
Asset and property management fees	$1,736,000	$1,111,000
Acquisition fees	202,000	133,000
Development fees	105,000	—
Lease commissions	89,000	1,000
Construction management fees	38,000	9,000
Operating expenses	16,000	3,000
	$2,186,000	$1,257,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$1,982,000	$—	$1,982,000
Contingent consideration receivables	—	—	—	—
Total assets at fair value	$—	$1,982,000	$—	$1,982,000
Liabilities:
Derivative financial instrument	$—	$—	$—	$—
Contingent consideration obligations	—	—	8,992,000	8,992,000
Warrants	—	—	1,250,000	1,250,000
Total liabilities at fair value	$—	$—	$10,242,000	$10,242,000
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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2016 and 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
To comply with the provisions of ASC Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Assets
As of December 31, 2016, we have not recorded any contingent consideration receivables. In connection with our purchase of King of Prussia PA MOB in January 2015, there was a contingent consideration receivable in the amount of either $0 or $1,100,000. We would have received $1,100,000 in the event that within one year of the acquisition date certain criteria were not met, including the seller leasing 4,536 square feet of GLA meeting certain lease terms, occupancy by the tenant, delivery of a signed estoppel by the tenant and our receipt of the first month’s rent under the lease. Such contingency expired in January 2016. In addition, in connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $308,000. We would receive payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminates their lease, prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of December 31, 2016, we do not believe that we will receive such amounts, and therefore, we have not recorded any contingent consideration receivables. When recorded by us, contingent consideration receivables will be included in other assets, net in our accompanying consolidated balance sheets.
Liabilities
As of December 31, 2016 and 2015, we have accrued $8,992,000 and $5,912,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers’ leasing unoccupied space, as discussed below.
Of the amount accrued as of December 31, 2016, $8,942,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015 and $50,000 relates to our acquisition of King of Prussia PA MOB. Of the amount accrued as of December 31, 2015, $4,131,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $1,381,000 relates to our acquisition of Stockbridge GA MOB II and $400,000 relates to our acquisition of King of Prussia PA MOB.
The estimated total amount of $8,942,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. Upon the tenant meeting certain conditions under the

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease agreement and providing us notice in October 2016, we paid $10,000,000 towards this obligation related to the Wake Forest Facility in November 2016. We have assumed that the tenant will meet the remaining conditions under the lease agreement and that we will pay the remaining contingent consideration for the three other facilities three years from the date of the applicable acquisition.
Warrants
As of December 31, 2016 and 2015, we have recorded $1,250,000 and $1,014,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2016 and 2015, the carrying value is a reasonable estimate of fair value.
Investments in Unconsolidated Entities
The fair value of one of our investments in unconsolidated entities was based on an income approach utilizing a discounted cash flows valuation model, and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model included earnings multiples, discount rate, growth rates of revenue, operating expenses and cost of capital, some of which influence our expectation of future cash flows from our equity investments in the unconsolidated entities and, accordingly, the fair value of our investments.
The following is a summary of the quantitative information related to this non-recurring fair value measurement for the impairment of our investments in unconsolidated entities using a discounted cash flows valuation model:

Unobservable Inputs	Ranges
Terminal EBITDA(1) multiple	8.0X-9.0X
Weighted average cost of capital	7.75%-9.75%
Operating expenses as a percent of revenue	74%-84%
Annual revenue growth	2.75%-3.65%
___________

(1)	Earnings before interest, tax, depreciation and amortization.
Unobservable Inputs and Reconciliation for Contingent Consideration Liabilities
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration assets and obligations subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of December 31, 2016 and 2015 for the contingent consideration obligations:

		Range of Inputs or Inputs
		December 31,
Acquisition	Unobservable Inputs(1)	2016	2015
North Carolina ALF Portfolio — North Raleigh and Mooresville(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,459,000	$3,516,000
	Timing of Payment	January 27, 2018	January 27, 2018
	Applicable Rate, as defined in the lease agreement	7.2%	7.2%
	Discount Rate per Annum	1.20%	1.06%
	Percentage of Eligible Payment Requested	100%	100%
North Carolina ALF Portfolio — Clemmons(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$1,753,000	$197,000
	Timing of Payment	June 28, 2018	June 28, 2018
	Applicable Rate, as defined in the lease agreement	7.2%	7.2%
	Discount Rate per Annum	1.20%	1.06%
	Percentage of Eligible Payment Requested	100%	100%
King of Prussia PA MOB(3)	Percentage of Allowance for Leasing Commissions to be Paid	100%	100%
___________

(1)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of December 31, 2016 and 2015.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Contingent Consideration Receivables:
Beginning balance	$—	$—	$—
Additions to contingent consideration receivables	—	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—	—
Ending balance	$—	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to assets still held	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$5,912,000	$1,393,000	$—
Additions to contingent consideration obligations	—	5,848,000	1,393,000
Realized/unrealized losses (gains) recognized in earnings	13,430,000	(1,329,000)	—
Settlements of obligations	(10,350,000)	—	—
Ending balance	$8,992,000	$5,912,000	$1,393,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$13,430,000	$(1,329,000)	$—
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of the mortgage loans payable and our lines of credit and term loan are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$36,205,000	$37,231,000	$81,716,000	$80,845,000
Debt security investment	$64,912,000	$94,320,000	$62,761,000	$94,393,000
Financial Liabilities:
Mortgage loans payable	$495,717,000	$495,532,000	$295,270,000	$294,701,000
Lines of credit and term loan	$639,693,000	$647,336,000	$343,656,000	$350,000,000
16. Income Taxes and Distributions
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRSs, pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
We did not incur income taxes for the year ended December 31, 2014. The components of loss before taxes for the years ended December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Domestic	$(202,886,000)	$(109,748,000)
Foreign	(667,000)	(5,103,000)
Loss before income taxes	$(203,553,000)	$(114,851,000)
The components of income tax expense for the years ended December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Federal deferred	$(6,656,000)	$(6,156,000)
State deferred	(1,502,000)	(1,291,000)
Foreign deferred	—	—
Federal current	(3,000)	147,000
Foreign current	160,000	43,000
Valuation allowances	8,344,000	7,447,000
Total income tax expense	$343,000	$190,000
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs. Foreign income taxes are generally a function of our income on our real estate and real estate-related investments located in the UK and Isle of Man.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2016 and 2015, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We used estimated fair value for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed for the Trilogy acquisition in December 2015. During 2016, we obtained additional information that required revisions to the preliminary purchase price allocation. Specifically, the basis differences between tax and book were updated, and as a result, a deferred tax liability was recorded. The primary driver of this difference was the use of bonus depreciation for tax purposes. See Note 18, Business Combinations, for a further discussion.
The additional Trilogy information obtained also impacted our allocation of deferred tax assets. An election was filed to step up the tax basis of certain assets pursuant to section 743 of the Code, and additional book/tax basis differences were finalized related to the contribution of certain assets by Trilogy to its TRS subsidiary prior to our acquisition of Trilogy. The contribution was structured as a tax free contribution, pursuant to section 351 of the Code. Straight line rent basis differences and net operating losses contributed to the growth in the deferred tax asset account in 2016.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2016 and 2015, our valuation allowance substantially reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax expense (benefit) in our accompanying consolidated statements of operations and comprehensive loss. The components of deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Fixed assets & intangibles	$13,015,000	$5,840,000
Expense accruals & other	6,586,000	1,050,000
Net operating loss	6,947,000	557,000
Allowances for accounts receivable	2,891,000	—
Reserves and accruals	2,361,000	—
Investment in joint ventures	1,189,000	—
Valuation allowances	(24,695,000)	(7,447,000)
Total deferred income tax assets	$8,294,000	$—
Deferred income tax liabilities:
Fixed assets and intangibles	$(13,181,000)	$—
Other — temporary differences	(3,104,000)	—
Total deferred income tax liabilities	$(16,285,000)	$—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016		2015		2014
Ordinary income	$28,135,000	24.2%	$17,271,000	16.7%	$649,000	13.4%
Capital gain	—	—	—	—	—	—
Return of capital	88,140,000	75.8	85,923,000	83.3	4,183,000	86.6
	$116,275,000	100%	$103,194,000	100%	$4,832,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
17. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2050 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2016 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$88,511,000
2018	83,934,000
2019	79,579,000
2020	72,738,000
2021	69,909,000
Thereafter	580,014,000
$974,685,000
Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2112, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2016 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$17,946,000
2018	22,288,000
2019	22,943,000
2020	23,617,000
2021	24,310,000
Thereafter	225,725,000
$336,829,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840, Leases. A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75.0% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90.0% of the fair value of the leased asset. Future minimum lease payments under capital leases as of December 31, 2016 for each of the next five years ending December 31 was as follows:

Year	Amount(1)
2017	$9,796,000
2018	6,834,000
2019	3,987,000
2020	2,002,000
2021	661,000
$23,280,000
___________

(1)
Amounts above represent principal of $20,796,000 and interest obligations of $2,484,000 under capital lease arrangements. As of December 31, 2016 and 2015, we have recorded $24,500,000 of purchase option liabilities, which are included in capital lease obligations in our accompanying consolidated balance sheets and which are excluded from amounts above. Purchase option liabilities are recorded at their estimated fair value by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price.

18. Business Combinations
Trilogy Purchase Price Allocation
We utilized estimated fair values for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed for the acquisition of Trilogy in December 2015. As we continued to integrate Trilogy during 2016, we obtained additional information on the acquired assets and assumed liabilities which, if significant, required revisions to the preliminary purchase price allocation for Trilogy. Amounts for certain income tax accounts were also subject to change pending the filing of Trilogy’s pre-acquisition tax returns and the receipt of information from taxing authorities, which, if significant, required revisions to preliminary assumptions and estimates. If we determined that any measurement period adjustments were significant, we recognized those adjustments, including any related impacts to deferred tax positions, goodwill or net income, in the reporting period in which the adjustments are determined.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final purchase price allocation to assets acquired and liabilities assumed for the acquisition of Trilogy in December 2015 was:

Trilogy(1)
Building and improvements	$504,554,000
Land	38,956,000
Furniture, fixtures and equipment	59,192,000
Construction in progress	17,132,000
In-place leases	183,704,000
Capital lease assets	43,601,000
Certificates of need	51,295,000
Trade names	30,267,000
Purchase option assets	71,000,000
Goodwill	75,264,000
Other assets	37,639,000
Total assets acquired	1,112,604,000
Mortgage loans payable, net	(193,220,000)
Lines of credit	(270,000,000)
Capital lease obligations	(47,660,000)
Deferred income tax liabilities	(7,699,000)
Other liabilities	(7,634,000)
Total liabilities assumed	(526,213,000)
Net assets acquired	$586,391,000
___________

(1)	Trilogy’s assets acquired and liabilities assumed are consolidated and reported at 100%. At the time of acquisition, we owned approximately 67.6% of the net assets acquired.
During 2016, we updated the purchase price allocation of Trilogy to adjust deferred income tax liabilities as of the Trilogy acquisition date for pre-merger Trilogy’s federal income tax returns and revised estimates. This measurement period adjustment was reflected in the table above as an increase to goodwill of $7,699,000, with corresponding adjustments to deferred income tax liabilities, which is included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets. We also adjusted the initial valuation of our unconsolidated entities that we own investment interests in through Trilogy. This adjustment was also reflected in the table above as an increase to goodwill of $4,654,000, with corresponding adjustments to investments in unconsolidated entities, which is included in other assets, net, in our accompanying consolidated balance sheets. There was no impact to our consolidated statement of operations and comprehensive loss for the fiscal year ended December 31, 2015. In addition, we adjusted the initial purchase price allocation during 2016 relating to three properties subject to capital leases to decrease the allocation to land by $3,201,000 and increase the allocation to building and improvements by the same amount. The impact to our consolidated statement of operations and comprehensive loss as a result of this reallocation is immaterial for the fiscal year ended December 31, 2015. For the period from the acquisition date through December 31, 2015, we recognized $66,115,000 of revenue and $18,588,000 of net loss for Trilogy.
2016 Business Combinations
For the year ended December 31, 2016, using cash on hand and debt financing, we completed 12 property acquisitions comprising 23 buildings and acquired the real estate underlying 17 previously leased integrated senior health campuses, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $498,656,000, plus closing costs and acquisition fees of $14,111,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of operations for the property acquisitions for the year ended December 31, 2016 are reflected in our accompanying consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through December 31, 2016. For the period from the acquisition date through December 31, 2016, we recognized the following amounts of revenue and net income for the 2016 property acquisitions:

Acquisition	Revenue	Net Income
2016 Acquisitions	$20,228,000	$1,021,000
The fair values of the assets acquired and liabilities assumed since January 1, 2016 are preliminary estimates determined using the income, cost and market approaches. Any necessary adjustments will be finalized within one year from the date of acquisition. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 2016 property acquisitions:

2016 Acquisitions
Building and improvements	$439,067,000
Land	44,738,000
Furniture, fixtures and equipment	644,000
In-place leases	48,827,000
Above-market leases	1,385,000
Certificates of need	18,410,000
Purchase option assets	(56,792,000)
Total assets acquired	496,279,000
Mortgage loans payable, net	(14,066,000)
Below-market leases	(1,842,000)
Total liabilities assumed	(15,908,000)
Net assets acquired	$480,371,000
Assuming the property acquisitions in 2016 discussed above had occurred on January 1, 2015, for the years ended December 31, 2016 and 2015, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Years Ended December 31,
	2016	2015
Revenue	$1,001,599,000	$193,796,000
Net loss	$(170,845,000)	$(154,270,000)
Net loss attributable to controlling interest	$(113,592,000)	$(133,299,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.58)	$(0.73)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 1, 2015. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2016 and included in the 2015 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 Business Combinations
For the year ended December 31, 2015, using net proceeds from our offering and the assumption of mortgage loans payable and borrowing against lines of credit, we completed 23 property acquisitions comprising 50 buildings and 97 integrated senior health campuses, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $1,976,185,000, plus closing costs and acquisition fees of $66,047,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive loss. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the property acquisitions during the year ended December 31, 2015 are reflected in our accompanying consolidated statements of operations and comprehensive loss for the period from the date of acquisition of each property through December 31, 2015. We present separately Trilogy at — Trilogy Purchase Price Allocation above and Independence MOB Portfolio and Pennsylvania Senior Housing Portfolio below, which are individually significant property acquisitions during the year ended December 31, 2015. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 under the Fair Value Measurement and Disclosure framework.
For the period from the acquisition date through December 31, 2015, we recognized the following amounts of revenue and net income (loss) for the 2015 property acquisitions, excluding Trilogy that is presented at — Trilogy Purchase Price Allocation above:

Acquisition	Revenue	Net Income (Loss)
Independence MOB Portfolio	$14,021,000	$2,171,000
Pennsylvania Senior Housing Portfolio	$8,500,000	$(2,743,000)
Other 2015 Acquisitions	$46,235,000	$(1,344,000)
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed for our 2015 property acquisitions, excluding Trilogy that is presented at — Trilogy Purchase Price Allocation above, and which we determined using Level 2 and Level 3 inputs:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$530,242,000
Land	7,367,000	2,994,000	50,776,000
Furniture, fixtures and equipment	—	635,000	1,966,000
In-place leases	7,182,000	8,057,000	48,041,000
Leasehold interest	5,715,000	—	687,000
Above-market leases	1,321,000	—	1,163,000
Total assets acquired	135,312,000	88,656,000	632,875,000
Mortgage loans payable, net	—	(13,271,000)	(71,969,000)
Below-market leases	(350,000)	—	(193,000)
Other liabilities	—	—	(5,848,000)	(1)
Total liabilities assumed	(350,000)	(13,271,000)	(78,010,000)
Net assets acquired	$134,962,000	$75,385,000	$554,865,000
___________

(1)
Included in other liabilities is $4,067,000, $1,381,000 and $400,000 accrued for as contingent consideration obligations in connection with the purchase of North Carolina ALF Portfolio, Stockbridge GA MOB II and King of Prussia PA MOB, respectively. For a further discussion, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming all the property acquisitions in 2015 discussed above had occurred on January 1, 2014, for the years ended December 31, 2015 and 2014, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Years Ended December 31,
	2015	2014
Revenue	$918,450,000	$888,332,000
Net loss	$(41,824,000)	$(227,678,000)
Net loss attributable to controlling interest	$(46,311,000)	$(225,835,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.15)	$(1.73)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2014. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2015 and included in the 2014 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
19. Segment Reporting
ASC Topic 280 establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. As of December 31, 2016, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
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
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency gain (loss), interest and other income, loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, real estate deposits, deferred financing costs, interest rate swap assets and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2016
Revenues:
Resident fees and services	$—	$—	$—	$—	$62,371,000	$810,034,000	$872,405,000
Real estate revenue	73,252,000	8,686,000	16,711,000	18,517,000	—	—	117,166,000
Total revenues	73,252,000	8,686,000	16,711,000	18,517,000	62,371,000	810,034,000	989,571,000
Expenses:
Property operating expenses	—	—	—	—	42,346,000	722,793,000	765,139,000
Rental expenses	26,863,000	758,000	1,235,000	538,000	—	—	29,394,000
Segment net operating income	$46,389,000	$7,928,000	$15,476,000	$17,979,000	$20,025,000	$87,241,000	$195,038,000
Expenses:
General and administrative							$28,951,000
Acquisition related expenses							28,589,000
Depreciation and amortization							271,307,000
Loss from operations							(133,809,000)
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(45,665,000)
Gain in fair value of derivative financial instruments							1,968,000
Foreign currency loss							(8,755,000)
Interest and other income							1,085,000
Loss from unconsolidated entities							(18,377,000)
Loss before income taxes							(203,553,000)
Income tax expense							(343,000)
Net loss							$(203,896,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2015
Revenues:
Resident fees and services	$—	$—	$—	$—	$29,964,000	$66,115,000	$96,079,000
Real estate revenue	49,804,000	808,000	5,297,000	8,488,000	—	—	64,397,000
Total revenues	49,804,000	808,000	5,297,000	8,488,000	29,964,000	66,115,000	160,476,000
Expenses:
Property operating expenses	—	—	—	—	20,820,000	60,635,000	81,455,000
Rental expenses	16,806,000	53,000	1,625,000	391,000	—	—	18,875,000
Segment net operating income	$32,998,000	$755,000	$3,672,000	$8,097,000	$9,144,000	$5,480,000	$60,146,000
Expenses:
General and administrative							$16,544,000
Acquisition related expenses							74,170,000
Depreciation and amortization							75,714,000
Loss from operations							(106,282,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(5,619,000)
Foreign currency loss							(3,199,000)
Interest and other income							839,000
Loss from unconsolidated entities							(590,000)
Loss before income taxes							(114,851,000)
Income tax expense							(190,000)
Net loss							$(115,041,000)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2014
Revenues:
Real estate revenue	$2,117,000	$—	$921,000	$443,000	$—	$—	$3,481,000
Expenses:
Rental expenses	700,000	—	120,000	79,000	—	—	899,000
Segment net operating income	$1,417,000	$—	$801,000	$364,000	$—	$—	$2,582,000
Expenses:
General and administrative							$1,238,000
Acquisition related expenses							8,199,000
Depreciation and amortization							1,510,000
Loss from operations							(8,365,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(258,000)
Interest and other income							25,000
Net loss							$(8,598,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by reportable segment as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Integrated senior health campuses	$1,330,597,000	$1,258,308,000
Medical office buildings	699,381,000	577,399,000
Senior housing — RIDEA	286,058,000	290,184,000
Senior housing	212,314,000	225,574,000
Skilled nursing facilities	129,984,000	39,945,000
Hospitals	127,258,000	127,372,000
Other	8,926,000	6,237,000
Total assets	$2,794,518,000	$2,525,019,000
As of December 31, 2016 and 2015, goodwill of $75,265,000 and $62,911,000, respectively, was allocated to integrated senior health campuses, and no other segments had goodwill.
Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Revenues:
United States	$985,069,000	$159,673,000	$3,481,000
International	4,502,000	803,000	—
Total revenues	$989,571,000	$160,476,000	$3,481,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Real estate investments, net:
United States	$2,089,247,000	$1,638,074,000
International	49,734,000	40,324,000
Total real estate investments, net	$2,138,981,000	$1,678,398,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2016 and 2015, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2016, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indiana accounted for 35.0% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of December 31, 2016, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, hospitals, senior housing and skilled nursing facilities, accounted for 43.8%, 30.0%, 10.5%, 4.1%, 5.8% and 5.8%, respectively, of our annualized base rent or annualized net operating income. As of December 31, 2016, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2016.
21. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $18,000, $10,000 and $2,000, respectively, for the years ended December 31, 2016, 2015 and 2014. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of December 31, 2016 and 2015, there were 39,000 and 21,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2016 and 2015, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$250,815,000	$248,930,000	$241,321,000	$248,505,000
Expenses	(274,913,000)	(289,445,000)	(278,088,000)	(280,934,000)
Loss from operations	(24,098,000)	(40,515,000)	(36,767,000)	(32,429,000)
Other expense	(24,291,000)	(15,853,000)	(16,026,000)	(13,574,000)
Income tax (expense) benefit	(170,000)	2,000	884,000	(1,059,000)
Net loss	(48,559,000)	(56,366,000)	(51,909,000)	(47,062,000)
Less: net loss attributable to noncontrolling interests	18,617,000	13,921,000	12,529,000	12,795,000
Net loss attributable to controlling interest	$(29,942,000)	$(42,445,000)	$(39,380,000)	$(34,267,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.15)	$(0.22)	$(0.20)	$(0.18)
Weighted average number of common shares outstanding — basic and diluted	195,806,001	195,027,512	193,698,615	192,240,851

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$100,549,000	$29,280,000	$17,884,000	$12,763,000
Expenses	(171,346,000)	(44,458,000)	(30,466,000)	(20,488,000)
Loss from operations	(70,797,000)	(15,178,000)	(12,582,000)	(7,725,000)
Other expense	(5,502,000)	(2,433,000)	(261,000)	(373,000)
Income tax benefit (expense)	140,000	(330,000)	—	—
Net loss	(76,159,000)	(17,941,000)	(12,843,000)	(8,098,000)
Less: net loss attributable to noncontrolling interests	11,204,000	2,504,000	—	—
Net loss attributable to controlling interest	$(64,955,000)	$(15,437,000)	$(12,843,000)	$(8,098,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.35)	$(0.08)	$(0.07)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	190,629,929	189,099,028	187,460,097	165,407,740

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Subsequent Events
Property Acquisitions
Subsequent to December 31, 2016, we completed the acquisition of one building from unaffiliated parties. The aggregate contract purchase price of this property was $15,000,000 and we paid $338,000 in acquisition fees to our advisor in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of this acquisition. The following is a summary of our property acquisition subsequent to December 31, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	2016 Corporate Line of Credit(2)	Acquisition Fee (3)
North Carolina ALF Portfolio(4)	Huntersville, NC	Senior Housing	01/18/17	$15,000,000	$14,000,000	$338,000
______________

(1)	We own 100% of our property acquired subsequent to December 31, 2016.

(2)	Represents borrowings under the 2016 Corporate Line of Credit at the time of acquisition.

(3)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property.

(4)	On January 18, 2017, we added an additional building to our existing North Carolina ALF Portfolio. The other four buildings were acquired in January 2015 and June 2015.
Acquisitions of Previously Leased Real Estate Investments
On February 1, 2017, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at time of acquisition, acquired the real estate underlying six previously leased integrated senior health campuses located in Indiana, Kentucky and Ohio. The aggregate contract purchase price of these properties was $72,200,000 and we incurred $1,099,000 in acquisition fees to our advisor in connection with this acquisition. The following is a summary of our acquisition:

Location	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loan(1)	Acquisition Fee(2)
Boonville, Columbus and Hanover, IN; Lexington, KY; and Maumee and Willard, OH	02/01/17	$72,200,000	$61,700,000	$1,099,000
___________

(1)	Represents borrowings under our lines of credit and term loan at the time of acquisition.

(2)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest of approximately 67.7% in the subsidiary of Trilogy that acquired the properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$—	$479,000	$2,871,000	$3,350,000	$(348,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	1,000	240,000	2,307,000	2,547,000	(230,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	7,000	216,000	3,142,000	3,358,000	(268,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	6,000	250,000	2,220,000	2,470,000	(218,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	3,000	104,000	777,000	881,000	(79,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	116,000	943,000	6,404,000	7,347,000	(598,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	(1,000)	331,000	5,102,000	5,433,000	(404,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(551,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	—	891,000	6,538,000	7,429,000	(530,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	75,000	1,045,000	5,143,000	6,188,000	(691,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	7,822,000	1,028,000	9,430,000	(32,000)	1,028,000	9,398,000	10,426,000	(916,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Olympia Fields, IL	—	298,000	2,726,000	—	298,000	2,726,000	3,024,000	(203,000)	2005	12/04/14
	Columbus, OH	—	225,000	5,649,000	41,000	225,000	5,690,000	5,915,000	(408,000)	2005	12/04/14
	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(362,000)	2009	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(6,057,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	—	—	19,942,000	19,942,000	(1,378,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(120,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(208,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(571,000)	2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	—	368,000	1,711,000	2,079,000	(243,000)	1970	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(82,000)	1956	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
	Longview, TX	$—	$—	$27,601,000	$385,000	$—	$27,986,000	$27,986,000	$(2,148,000)	1985/1993/ 2004	12/12/14
Premier MOB (Medical Office)	Novi, MI	7,625,000	644,000	10,420,000	240,000	644,000	10,660,000	11,304,000	(689,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	103,000	411,000	11,108,000	11,519,000	(711,000)	1988	01/13/15
	Somerville, MA	—	1,509,000	46,775,000	117,000	1,509,000	46,892,000	48,401,000	(2,573,000)	1990	01/13/15
	Morristown, NJ	—	3,763,000	26,957,000	1,000,000	3,763,000	27,957,000	31,720,000	(2,173,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	116,000	1,683,000	9,521,000	11,204,000	(702,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	79,000	—	19,672,000	19,672,000	(1,229,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	9,617,000	3,427,000	13,849,000	1,496,000	3,427,000	15,345,000	18,772,000	(1,117,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (Senior Housing)	Clemmons, NC	—	596,000	13,237,000	—	596,000	13,237,000	13,833,000	(649,000)	2014	06/29/15
	Mooresville, NC	—	835,000	15,894,000	—	835,000	15,894,000	16,729,000	(936,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	—	1,069,000	21,235,000	22,304,000	(1,170,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	—	772,000	13,596,000	14,368,000	(634,000)	2014	06/29/15
Orange Star Medical Portfolio (Medical Office and Hospital)	Keller, TX	—	1,604,000	7,912,000	6,000	1,604,000	7,918,000	9,522,000	(497,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	—	259,000	10,590,000	10,849,000	(609,000)	1987	02/26/15
	Friendswood, TX	—	500,000	7,664,000	16,000	500,000	7,680,000	8,180,000	(452,000)	2008	02/26/15
	Durango, CO	—	623,000	14,166,000	50,000	623,000	14,216,000	14,839,000	(742,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	125,000	788,000	10,592,000	11,380,000	(631,000)	2004	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	37,000	820,000	8,626,000	9,446,000	(520,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	—	781,000	3,943,000	4,724,000	(254,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	—	1,188,000	10,720,000	11,908,000	(644,000)	2012	03/17/15
Homewood AL MOB (Medical Office)	Homewood, AL	—	405,000	6,590,000	—	405,000	6,590,000	6,995,000	(429,000)	2010	03/27/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	$13,575,000	$2,313,000	$12,447,000	$1,136,000	$2,313,000	$13,583,000	$15,896,000	$(799,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	209,000	1,668,000	7,566,000	9,234,000	(496,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	1,226,000	2,692,000	15,321,000	18,013,000	(867,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	21,000	1,347,000	10,968,000	12,315,000	(568,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (Senior Housing — RIDEA)	Elkhart, IN	—	793,000	6,009,000	42,000	793,000	6,051,000	6,844,000	(434,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	74,000	782,000	6,834,000	7,616,000	(548,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	(295,000)	604,000	11,234,000	11,838,000	(608,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	(25,000)	392,000	14,869,000	15,261,000	(817,000)	2008	05/14/15
	Mishawaka, IN	10,033,000	3,670,000	14,416,000	114,000	3,670,000	14,530,000	18,200,000	(754,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	72,000	404,000	5,122,000	5,526,000	(441,000)	2000	06/11/15 and 11/20/15
Mount Dora Medical Center (Medical Office)	Mount Dora, FL	—	736,000	14,616,000	(74,000)	736,000	14,542,000	15,278,000	(876,000)	2008	05/15/15
Nebraska Senior Housing Portfolio (Senior Housing — RIDEA)	Bennington, NE	—	981,000	20,427,000	59,000	981,000	20,486,000	21,467,000	(1,033,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	62,000	1,274,000	38,681,000	39,955,000	(1,764,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (Senior Housing — RIDEA)	Bethlehem, PA	11,790,000	1,542,000	22,249,000	104,000	1,542,000	22,353,000	23,895,000	(1,154,000)	2005	06/30/15
	Boyertown, PA	—	480,000	25,544,000	(71,000)	480,000	25,473,000	25,953,000	(1,097,000)	2000	06/30/15
	York, PA	—	972,000	29,860,000	(110,000)	972,000	29,750,000	30,722,000	(1,283,000)	1986	06/30/15
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	—	94,000	1,977,000	—	94,000	1,977,000	2,071,000	(105,000)	2015	07/01/15
	Waterloo, IL	—	266,000	6,332,000	(34,000)	266,000	6,298,000	6,564,000	(366,000)	1995	07/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
	Waterloo, IL	$—	$200,000	$2,648,000	$—	$200,000	$2,648,000	$2,848,000	$(148,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	263,000	1,176,000	13,591,000	14,767,000	(876,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	1,634,000	8,030,000	26,167,000	34,197,000	(1,391,000)	1989	08/14/15
Richmond VA ALF(Senior Housing — RIDEA)	North Chesterfield, VA	36,720,000	2,146,000	56,671,000	(129,000)	2,146,000	56,542,000	58,688,000	(2,008,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,128,000	6,736,000	—	1,128,000	6,736,000	7,864,000	(269,000)	2015	09/15/15
	St. Albans, UK	—	1,138,000	11,962,000	—	1,138,000	11,962,000	13,100,000	(431,000)	2015	10/08/15
	Salisbury, UK	—	1,209,000	11,615,000	—	1,209,000	11,615,000	12,824,000	(382,000)	2015	12/08/15
	Aberdeen, UK	—	1,962,000	5,850,000	—	1,962,000	5,850,000	7,812,000	(28,000)	1986	11/15/16
	Felixstowe, UK	—	682,000	5,620,000	1,000	682,000	5,621,000	6,303,000	(25,000)	2010/2011	11/15/16
	Felixstowe, UK	—	515,000	2,463,000	—	515,000	2,463,000	2,978,000	(12,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	—	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(1,529,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	43,000	499,000	8,396,000	8,895,000	(357,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	111,000	661,000	4,894,000	5,555,000	(180,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	7,000	392,000	3,772,000	4,164,000	(204,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	(3,000)	548,000	11,812,000	12,360,000	(431,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	15,000,000	2,375,000	15,911,000	1,748,000	2,375,000	17,659,000	20,034,000	(771,000)	1987	01/21/16
Pennsylvania Senior Housing Portfolio II (Senior Housing — RIDEA)	Palmyra, PA	—	835,000	24,424,000	—	835,000	24,424,000	25,259,000	(1,003,000)	2007	02/01/16
Snellville GA MOB (Medical Office)	Snellville, GA	—	332,000	7,781,000	6,000	332,000	7,787,000	8,119,000	(271,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	52,000	653,000	4,907,000	5,560,000	(165,000)	2007	02/19/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	$—	$606,000	$7,924,000	$8,000	$606,000	$7,932,000	$8,538,000	$(233,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	11,000	1,245,000	9,871,000	11,116,000	(371,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	5,000	663,000	10,552,000	11,215,000	(210,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	—	—	17,389,000	17,389,000	(279,000)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,875,000	10,847,000	—	1,845,000	10,877,000	12,722,000	(155,000)	2015	07/01/16
	Brighton, MA	—	758,000	2,661,000	—	779,000	2,640,000	3,419,000	(42,000)	1982	07/01/16
	Duxbury, MA	—	2,823,000	11,244,000	—	2,922,000	11,145,000	14,067,000	(174,000)	1983	07/01/16
	Hingham, MA	—	2,150,000	17,390,000	—	2,316,000	17,224,000	19,540,000	(245,000)	1990	07/01/16
	Weymouth, MA	—	1,818,000	5,286,000	—	1,857,000	5,247,000	7,104,000	(84,000)	1963	07/01/16
	Quincy, MA	16,045,000	3,537,000	13,697,000	—	3,537,000	13,697,000	17,234,000	(65,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	17,000	1,727,000	8,468,000	10,195,000	(168,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	—	403,000	1,601,000	2,004,000	—	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	3,000	804,000	12,097,000	12,901,000	—	1999	12/16/16
Owen Valley Health Campus	Spencer, IN	9,591,000	307,000	9,111,000	195,000	307,000	9,306,000	9,613,000	(261,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	9,622,000	973,000	9,702,000	265,000	980,000	9,960,000	10,940,000	(274,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,784,000	664,000	12,662,000	25,000	664,000	12,687,000	13,351,000	(358,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	8,027,000	1,576,000	8,124,000	1,000	1,576,000	8,125,000	9,701,000	(232,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	5,064,000	552,000	8,213,000	4,000	552,000	8,217,000	8,769,000	(234,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	7,130,000	720,000	8,145,000	159,000	777,000	8,247,000	9,024,000	(240,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	7,786,000	535,000	9,399,000	259,000	535,000	9,658,000	10,193,000	(277,000)	2007	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
The Maples at Waterford Crossing	Goshen, IN	$6,372,000	$344,000	$8,027,000	$5,000	$347,000	$8,029,000	$8,376,000	$(230,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	6,697,000	1,526,000	10,144,000	4,000	1,526,000	10,148,000	11,674,000	(300,000)	2008	12/01/15 and 09/14/16
Woodbridge Health Campus	Logansport, IN	9,117,000	228,000	11,812,000	11,000	228,000	11,823,000	12,051,000	(343,000)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	7,798,000	572,000	7,469,000	22,000	572,000	7,491,000	8,063,000	(214,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	12,457,000	492,000	12,157,000	113,000	492,000	12,270,000	12,762,000	(349,000)	2000	12/01/15
Scenic Hills Care Center	Ferdinand, IN	8,119,000	212,000	5,702,000	4,000	212,000	5,706,000	5,918,000	(170,000)	1985	12/01/15
Forest Glen Health Campus	Springfield, OH	11,291,000	846,000	12,754,000	144,000	860,000	12,884,000	13,744,000	(375,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	8,624,000	298,000	7,628,000	22,000	298,000	7,650,000	7,948,000	(214,000)	2007	12/01/15
The Heritage	Findlay, OH	14,558,000	1,312,000	13,475,000	57,000	1,312,000	13,532,000	14,844,000	(391,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	9,054,000	881,000	8,113,000	46,000	881,000	8,159,000	9,040,000	(236,000)	1985	12/01/15
The Residence of Waterford Crossing	Goshen, IN	9,341,000	344,000	4,381,000	757,000	349,000	5,133,000	5,482,000	(153,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	5,721,000	522,000	5,463,000	173,000	554,000	5,604,000	6,158,000	(172,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	10,679,000	1,645,000	13,696,000	31,000	1,645,000	13,727,000	15,372,000	(413,000)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	11,976,000	808,000	8,439,000	273,000	808,000	8,712,000	9,520,000	(260,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	8,413,000	734,000	11,648,000	36,000	734,000	11,684,000	12,418,000	(376,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,815,000	384,000	8,189,000	15,000	384,000	8,204,000	8,588,000	(223,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	57,000	386,000	9,756,000	10,142,000	(281,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	(c)	1,087,000	7,965,000	25,000	1,087,000	7,990,000	9,077,000	(234,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	(c)	440,000	8,953,000	59,000	440,000	9,012,000	9,452,000	(256,000)	2004	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Spring Mill Health Campus	Merrillville, IN	(c)	$174,000	$10,780,000	$88,000	$174,000	$10,868,000	$11,042,000	$(315,000)	1998	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	345,000	2,177,000	7,971,000	10,148,000	(233,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,306,000	1,462,000	19,166,000	20,628,000	(435,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	(c)	2,111,000	14,337,000	5,372,000	2,111,000	19,709,000	21,820,000	(472,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	(c)	1,542,000	14,107,000	51,000	1,542,000	14,158,000	15,700,000	(404,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	(c)	2,204,000	13,227,000	110,000	2,204,000	13,337,000	15,541,000	(383,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	(c)	1,240,000	16,118,000	7,000	1,240,000	16,125,000	17,365,000	(455,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	—	1,245,000	9,946,000	11,191,000	(277,000)	2011	12/01/15
Lakeland Rehab & Health Center	Milford, IN	(c)	306,000	2,727,000	16,000	306,000	2,743,000	3,049,000	(81,000)	1973	12/01/15
Amber Manor Care Center	Petersburg, IN	(c)	446,000	6,063,000	127,000	456,000	6,180,000	6,636,000	(183,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	224,000	1,242,000	7,212,000	8,454,000	(211,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	18,000	260,000	3,986,000	4,246,000	(117,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	(c)	587,000	15,575,000	13,000	587,000	15,588,000	16,175,000	(436,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	21,000	673,000	2,709,000	3,382,000	(81,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	120,000	921,000	10,411,000	11,332,000	(290,000)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	567,000	12,716,000	3,000	567,000	12,719,000	13,286,000	(360,000)	2008	12/01/15
RidgeCrest Health Campus	Jackson, MI	(c)	642,000	6,194,000	38,000	656,000	6,218,000	6,874,000	(174,000)	2010	12/01/15
Westlake Health Campus	Commerce, MI	(c)	815,000	13,502,000	1,194,000	815,000	14,696,000	15,511,000	(384,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	(c)	931,000	10,614,000	613,000	1,043,000	11,115,000	12,158,000	(329,000)	2007	12/01/15
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	65,000	1,257,000	9,787,000	11,044,000	(265,000)	2006	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
St. Mary Healthcare	Lafayette, IN	(c)	$348,000	$2,710,000	$2,000	$348,000	$2,712,000	$3,060,000	$(81,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	9,000	897,000	12,279,000	13,176,000	(354,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	37,000	567,000	13,167,000	13,734,000	(382,000)	2012	12/01/15
Glen Oaks Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	19,000	204,000	5,489,000	5,693,000	(159,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	$—	880,000	1,803,000	7,000	880,000	1,810,000	2,690,000	(57,000)	1978	12/01/15
Valley View Healthcare Center	Fremont, OH	—	190,000	4,326,000	177,000	190,000	4,503,000	4,693,000	(128,000)	1974	12/01/15
Richland Manor	Bluffton, OH	—	224,000	2,200,000	9,000	224,000	2,209,000	2,433,000	(66,000)	1940	12/01/15
Silver Oaks Health Campus(d)	Columbus, IN	—	4,607,000	19,717,000	423,000	2,905,000	21,842,000	24,747,000	(659,000)	2001	12/01/15
Woodmont Health Campus(d)	Boonville, IN	—	1,565,000	8,979,000	70,000	799,000	9,815,000	10,614,000	(289,000)	2000	12/01/15
Thornton Terrace Health Campus(d)	Hanover, IN	—	1,496,000	8,542,000	52,000	764,000	9,326,000	10,090,000	(271,000)	2003	12/01/15
River Terrace Health Campus	Madison, IN	12,912,000	107,000	13,378,000	1,842,000	107,000	15,220,000	15,327,000	(306,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	11,544,000	467,000	14,532,000	554,000	467,000	15,086,000	15,553,000	(247,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	18,392,000	2,337,000	26,524,000	479,000	2,338,000	27,002,000	29,340,000	(417,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	12,206,000	1,118,000	14,736,000	784,000	1,118,000	15,520,000	16,638,000	(276,000)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	16,681,000	1,219,000	18,557,000	685,000	1,249,000	19,212,000	20,461,000	(314,000)	2000	06/30/16
Autumn Woods Health Campus	New Albany, IN	12,356,000	1,016,000	13,414,000	951,000	1,016,000	14,365,000	15,381,000	(283,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	12,898,000	783,000	11,880,000	777,000	783,000	12,657,000	13,440,000	(235,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	9,072,000	102,000	8,435,000	550,000	102,000	8,985,000	9,087,000	(167,000)	2005	06/30/16
The Willows at Harrodsburg	Harrodsburg, KY	2,040,000	2,400,000	—	232,000	2,400,000	232,000	2,632,000	(1,000)	1991	07/15/16
Aspen Place Health Campus	Greensburg, IN	4,940,000	980,000	10,970,000	630,000	1,001,000	11,579,000	12,580,000	(138,000)	2012	08/16/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
The Willows at Citation	Lexington, KY	$6,139,000	$826,000	$10,017,000	$577,000	$844,000	$10,576,000	$11,420,000	$(123,000)	2014	08/16/16
The Willows at East Lansing	East Lansing, MI	12,795,000	1,449,000	15,161,000	1,190,000	1,493,000	16,307,000	17,800,000	(218,000)	2014	08/16/16
The Willows at Howell	Howell, MI	8,450,000	1,051,000	12,099,000	767,000	1,079,000	12,838,000	13,917,000	(174,000)	2015	08/16/16
The Willows at Okemos	Okemos, MI	10,979,000	1,171,000	12,326,000	745,000	1,196,000	13,046,000	14,242,000	(201,000)	2014	08/16/16
Shelby Crossing Health Campus	Shelby Township, MI	13,514,000	2,533,000	18,440,000	1,887,000	2,588,000	20,272,000	22,860,000	(312,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	6,227,000	355,000	9,696,000	352,000	363,000	10,040,000	10,403,000	(107,000)	2014	08/16/16
The Oaks at Northpointe	Zanesville, OH	5,322,000	624,000	11,665,000	927,000	638,000	12,578,000	13,216,000	(169,000)	2013	08/16/16
The Oaks at Berthesda	Zanesville, OH	9,535,000	714,000	10,791,000	604,000	729,000	11,380,000	12,109,000	(136,000)	2013	08/16/16
White Oak Health Campus	Monticello, IN	2,792,000	—	3,176,000	780,000	—	3,956,000	3,956,000	(57,000)	2010	09/23/16
		$517,057,000	$169,348,000	$1,922,439,000	$42,913,000	$167,034,000	$1,967,666,000	$2,134,700,000	$(79,769,000)

Leased properties(e)		$—	$—	$71,089,000	$27,967,000	$295,000	$98,761,000	$99,056,000	$(15,006,000)
		$517,057,000	$169,348,000	$1,993,528,000	$70,880,000	$167,329,000	$2,066,427,000	$2,233,756,000	$(94,775,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2016, with the exception of Trilogy and Lakeview IN Medical Plaza.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

(c)	As of December 31, 2016, the Trilogy PropCo Line of Credit is secured by the above 27 properties. As of December 31, 2016, the outstanding balance was $238,776,000.

(d)	Represents real property assets associated with capital leases.

(e)	Represents furniture, fixtures, equipment and improvements associated with properties under operating leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

(f)	The changes in total real estate for the years ended December 31, 2016, 2015 and 2014 are as follows:

Amount
Balance — December 31, 2013	$—
Acquisitions	250,129,000
Additions	24,000
Dispositions	—
Balance — December 31, 2014	$250,153,000
Acquisitions	$1,449,241,000
Additions	6,951,000
Dispositions	(168,000)
Foreign currency translation adjustment	(1,179,000)
Balance — December 31, 2015	$1,704,998,000
Acquisitions	$487,114,000
Additions	54,069,000
Dispositions	(1,420,000)
Foreign currency translation adjustment	(11,005,000)
Balance — December 31, 2016	$2,233,756,000

(g)	As of December 31, 2016, for federal income tax purposes, the aggregate cost of our properties was $2,130,647,000.

(h)	The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

Amount
Balance — December 31, 2013	$—
Additions	1,124,000
Dispositions	—
Balance — December 31, 2014	$1,124,000
Additions	$25,650,000
Dispositions	(167,000)
Foreign currency translation adjustment	(7,000)
Balance — December 31, 2015	$26,600,000
Additions	$68,708,000
Dispositions	(628,000)
Foreign currency translation adjustment	95,000
Balance — December 31, 2016	$94,775,000

(i)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost of tenant improvements is depreciated over the shorter of the lease term or useful life, up to 20 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 15 years.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT III, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 15, 2017

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2017

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 15, 2017

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 15, 2017

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 15, 2017

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 15, 2017

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55434) filed October 7, 2016 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.2
Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.5 to Pre-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-186073) filed April 10, 2013 and incorporated herein by reference)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.6 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-186073) filed June 6, 2013 and incorporated herein by reference)

10.4
Third Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.7 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-186073) filed November 8, 2013 and incorporated herein by reference)

10.5
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.6
Form of Indemnification Agreement between Griffin-American Healthcare REIT III, Inc. and Indemnitee made effective as of January 17, 2013 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.7
Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.8
Credit Agreement dated February 3, 2016, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., and Certain Subsidiaries as Guarantors, the Lenders Party thereto, Bank of America, N.A., KeyBank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citizens Bank, National Association and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.9
Revolving Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.10
Term Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.11
Revolving Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of KeyBank, National Association (included as Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.12
Term Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of KeyBank, National Association (included as Exhibit 10.5 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.13
Revolving Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of Citizens Bank, National Association (included as Exhibit 10.6 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.14
Term Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of Citizens Bank, National Association (included as Exhibit 10.7 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.15
Revolving Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of Fifth Third Bank, an Ohio Banking Corporation (included as Exhibit 10.8 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.16
Term Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of Fifth Third Bank, an Ohio Banking Corporation (included as Exhibit 10.9 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.17
Revolving Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of The Huntington National Bank (included as Exhibit 10.10 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.18
Term Note dated February 3, 2016, by Griffin-American Healthcare REIT III Holdings, LP in favor of The Huntington National Bank (included as Exhibit 10.11 to our Current Report on Form 8-K (File No. 000-55434) filed February 9, 2016 and incorporated herein by reference)

10.19
Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed December 19, 2016 and incorporated herein by reference)

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