Form 10-Q
period 2017-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2017-05-15
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 12, 2017, there were 197,892,384 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments, net	$2,178,094,000	$2,138,981,000
Real estate notes receivable and debt security investment, net	100,272,000	101,117,000
Cash and cash equivalents	29,085,000	29,123,000
Accounts and other receivables, net	109,408,000	127,684,000
Restricted cash	18,986,000	26,554,000
Real estate deposits	2,988,000	3,173,000
Identified intangible assets, net	194,278,000	200,827,000
Goodwill	75,265,000	75,265,000
Other assets, net	94,292,000	91,794,000
Total assets	$2,802,668,000	$2,794,518,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$486,509,000	$495,717,000
Lines of credit and term loan(1)	713,716,000	649,317,000
Accounts payable and accrued liabilities(1)	102,882,000	105,145,000
Accounts payable due to affiliates(1)	2,029,000	2,186,000
Identified intangible liabilities, net	2,013,000	2,216,000
Capital lease obligations(1)	20,080,000	45,295,000
Security deposits, prepaid rent and other liabilities(1)	48,021,000	44,582,000
Total liabilities	1,375,250,000	1,344,458,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	32,166,000	31,507,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 196,718,030 and 195,780,039 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,967,000	1,957,000
Additional paid-in capital	1,762,412,000	1,754,160,000
Accumulated deficit	(522,954,000)	(490,298,000)
Accumulated other comprehensive loss	(2,887,000)	(3,029,000)
Total stockholders’ equity	1,238,538,000	1,262,790,000
Noncontrolling interests (Note 13)	156,714,000	155,763,000
Total equity	1,395,252,000	1,418,553,000
Total liabilities, redeemable noncontrolling interests and equity	$2,802,668,000	$2,794,518,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2017 and December 31, 2016
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of March 31, 2017 and December 31, 2016 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $408,000,000 and $391,000,000 as of March 31, 2017 and December 31, 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Resident fees and services	$225,053,000	$218,355,000
Real estate revenue	31,348,000	30,150,000
Total revenues	256,401,000	248,505,000
Expenses:
Property operating expenses	199,099,000	192,998,000
Rental expenses	8,395,000	6,731,000
General and administrative	7,863,000	6,894,000
Acquisition related expenses	318,000	3,415,000
Depreciation and amortization	29,822,000	70,896,000
Total expenses	245,497,000	280,934,000
Income (loss) from operations	10,904,000	(32,429,000)
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(14,595,000)	(9,447,000)
Gain (loss) in fair value of derivative financial instruments	336,000	(260,000)
Impairment of real estate investment	(3,969,000)	—
Loss from unconsolidated entities	(962,000)	(2,616,000)
Foreign currency gain (loss)	513,000	(1,475,000)
Other income, net	33,000	224,000
Loss before income taxes	(7,740,000)	(46,003,000)
Income tax benefit (expense)	213,000	(1,059,000)
Net loss	(7,527,000)	(47,062,000)
Less: net loss attributable to noncontrolling interests	4,008,000	12,795,000
Net loss attributable to controlling interest	$(3,519,000)	$(34,267,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.02)	$(0.18)
Weighted average number of common shares outstanding — basic and diluted	196,897,807	192,240,851
Distributions declared per common share	$0.15	$0.15

Net loss	$(7,527,000)	$(47,062,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	142,000	(501,000)
Total other comprehensive income (loss)	142,000	(501,000)
Comprehensive loss	(7,385,000)	(47,563,000)
Less: comprehensive loss attributable to noncontrolling interests	4,008,000	12,795,000
Comprehensive loss attributable to controlling interest	$(3,377,000)	$(34,768,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
Offering costs — common stock	—	—	(9,000)	—	—	(9,000)	—		(9,000)
Issuance of common stock under the DRIP	1,740,384	18,000	15,663,000	—	—	15,681,000	—		15,681,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—		43,000
Repurchase of common stock	(802,393)	(8,000)	(7,120,000)	—	—	(7,128,000)	—		(7,128,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	5,334,000		5,334,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(453,000)		(453,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(325,000)	—	—	(325,000)	(139,000)		(464,000)
Distributions declared	—	—	—	(29,137,000)	—	(29,137,000)	—		(29,137,000)
Net loss	—	—	—	(3,519,000)	—	(3,519,000)	(3,596,000)	(1)	(7,115,000)
Other comprehensive income	—	—	—	—	142,000	142,000	—		142,000
BALANCE — March 31, 2017	196,718,030	$1,967,000	$1,762,412,000	$(522,954,000)	$(2,887,000)	$1,238,538,000	$156,714,000		$1,395,252,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000	$1,683,258,000
Offering costs — common stock	—	—	(11,000)	—	—	(11,000)	—	(11,000)
Issuance of common stock under the DRIP	1,695,026	17,000	16,093,000	—	—	16,110,000	—	16,110,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Amortization of nonvested common stock compensation	—	—	23,000	—	—	23,000	—	23,000
Repurchase of common stock	(248,483)	(2,000)	(2,349,000)	—	—	(2,351,000)	—	(2,351,000)
Contribution from noncontrolling interests	—	—	—	—	—	—	925,000	925,000
Distributions declared	—	—	—	(28,458,000)	—	(28,458,000)	—	(28,458,000)
Net loss	—	—	—	(34,267,000)	—	(34,267,000)	(12,799,000)	(47,066,000)
Other comprehensive loss	—	—	—	—	(501,000)	(501,000)	—	(501,000)
BALANCE — March 31, 2016	192,581,701	$1,926,000	$1,732,179,000	$(290,440,000)	$(1,007,000)	$1,442,658,000	$179,466,000	$1,622,124,000
___________

(1)	Amount excludes $(412,000) of net loss attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,527,000)	$(47,062,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,822,000	70,896,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	1,718,000	1,271,000
Deferred rent	(1,341,000)	148,000
Stock based compensation	—	195,000
Stock based compensation — nonvested restricted common stock	43,000	23,000
Loss from unconsolidated entities	962,000	2,616,000
Bad debt expense, net	1,659,000	759,000
Foreign currency (gain) loss	(530,000)	1,475,000
Change in fair value of contingent consideration	1,000	(366,000)
Change in fair value of derivative financial instruments	(336,000)	161,000
Impairment of real estate investment	3,969,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	16,617,000	(9,821,000)
Other assets	(2,461,000)	(1,243,000)
Accounts payable and accrued liabilities	1,574,000	39,601,000
Accounts payable due to affiliates	(52,000)	391,000
Security deposits, prepaid rent and other liabilities	3,125,000	172,000
Net cash provided by operating activities	47,243,000	59,216,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(89,264,000)	(106,131,000)
Advances on real estate notes receivable	—	(1,942,000)
Principal repayment on real estate notes receivable	1,388,000	—
Loan costs on real estate notes receivable	—	(39,000)
Capital expenditures	(6,225,000)	(15,495,000)
Restricted cash	7,568,000	(3,496,000)
Real estate deposits	185,000	(1,602,000)
Proceeds from insurance settlements	22,000	—
Net cash used in investing activities	(86,326,000)	(128,705,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	970,000	1,149,000
Payments on mortgage loans payable	(1,549,000)	(1,368,000)
Settlement of mortgage loan payable	(7,625,000)	—
Borrowings under the lines of credit and term loan	205,699,000	135,503,000
Payments on the lines of credit and term loan	(141,300,000)	(48,000,000)
Payment of derivative financial instrument	—	(15,000)
Deferred financing costs	(182,000)	(6,918,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Contingent consideration related to acquisition of real estate	$—	$(350,000)
Repurchase of common stock	(7,128,000)	(2,351,000)
Payments under capital leases	(1,810,000)	(2,568,000)
Contribution from noncontrolling interest	5,334,000	925,000
Distributions to noncontrolling interests	(449,000)	—
Contribution from redeemable noncontrolling interests	635,000	—
Distribution to redeemable noncontrolling interests	(223,000)	—
Security deposits	63,000	(17,000)
Payment of offering costs	(9,000)	(11,000)
Distributions paid	(13,401,000)	(12,262,000)
Net cash provided by financing activities	39,025,000	63,717,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,000)	(5,772,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	20,000	16,000
CASH AND CASH EQUIVALENTS — Beginning of period	29,123,000	48,953,000
CASH AND CASH EQUIVALENTS — End of period	$29,085,000	$43,197,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$19,486,000	$13,502,000
Income taxes	$197,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,576,000	$3,178,000
Disposition of real estate investment	$2,400,000	$—
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and disposition of real estate investments:
Other assets	$(11,094,000)	$148,000
Mortgage loans payable, net	$—	$15,430,000
Accounts payable and accrued liabilities	$—	$76,000
Capital lease obligations	$(28,236,000)	$—
Prepaid rent	$206,000	$650,000
Financing Activities:
Issuance of common stock under the DRIP	$15,681,000	$16,110,000
Distributions declared but not paid	$10,064,000	$9,831,000
Reclassification of noncontrolling interests to mezzanine equity	$195,000	$—
Accrued deferred financing costs	$5,000	$94,000
Settlement of mortgage loan payable	$2,040,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
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
As of April 22, 2015, the deregistration date of our initial public offering, or our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our distribution reinvestment plan, or the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of March 31, 2017, a total of $123,844,000 in distributions were reinvested and 13,186,735 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2017, we owned and/or operated 94 properties, comprising 98 buildings, and 108 integrated senior health campuses including completed development projects, or approximately 12,521,000 square feet of gross leasable area, or GLA, for an aggregate contract

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

purchase price of $2,852,681,000. In addition, as of March 31, 2017, we have invested $94,858,000 in real estate-related investments, net of principal repayments.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest therein. As of March 31, 2017 and December 31, 2016, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017.
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
As of March 31, 2017 and December 31, 2016, we had $9,530,000 and $9,597,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended March 31, 2017 and 2016, we did not write off any receivables to bad debt expense. For the three months ended March 31, 2017 and 2016, $1,629,000 and $1,578,000, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of March 31, 2017 and December 31, 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the three months ended March 31, 2017 and 2016, $0 and $24,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition.
As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisition we completed for the three months ended March 31, 2017 as an asset acquisition rather than a business combination. See Note 3, Real Estate Investments, Net, for a further discussion. For the three months ended March 31, 2016, we completed six property acquisitions, which we accounted for as business combinations. See Note 17, Business Combinations, for a further discussion.
Accounts Payable and Accrued Liabilities
As of March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities primarily consisted of reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $22,979,000 and $20,992,000, respectively, insurance payable of $22,790,000 and $19,136,000, respectively, accrued property taxes of $12,677,000 and $12,766,000, respectively, and accrued distributions of $10,064,000 and $10,009,000, respectively.
Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We do not expect the adoption of ASU 2016-01 on January 1, 2018 to have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We do not expect the adoption of ASU 2016-13 on January 1, 2020 to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 on January 1, 2018 to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-16 on January 1, 2018 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2017-04 on January 1, 2017, which did not have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Building, improvements and construction in process	$2,029,433,000	$1,981,610,000
Land	171,583,000	167,329,000
Furniture, fixtures and equipment	91,610,000	84,817,000
	2,292,626,000	2,233,756,000
Less: accumulated depreciation	(114,532,000)	(94,775,000)
	$2,178,094,000	$2,138,981,000
Depreciation expense for the three months ended March 31, 2017 and 2016 was $20,009,000 and $15,461,000, respectively. In March 2017, we determined an integrated senior health campus was impaired and recognized an impairment charge of $3,969,000, which reduced the carrying value of our investment to $400,000. The fair value of the integrated senior health campus was based on its projected sales price, which was considered to be a Level 2 measurement within the fair value hierarchy.
In addition to the property acquisitions discussed below, for the three months ended March 31, 2017 and 2016, we incurred capital expenditures of $5,937,000 and $13,008,000, respectively, on our integrated senior health campuses, $1,061,000 and $534,000, respectively, on our medical office buildings, $246,000 and $20,000, respectively, on our senior housing — RIDEA facilities, $175,000 and $0, respectively, on our skilled nursing facilities and $0 and $80,000, respectively, on our hospitals. We did not incur any capital expenditures on our senior housing facilities for the three months ended March 31, 2017 and 2016.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2017 and 2016, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2017
For the three months ended March 31, 2017, using cash on hand and debt financing, we completed the acquisition of one building from unaffiliated parties, which we added to our existing North Carolina ALF Portfolio. The other four buildings in North Carolina ALF Portfolio were acquired in January 2015 and June 2015. The following is a summary of our property acquisition for the three months ended March 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loan(2)	Acquisition Fee(3)
North Carolina ALF Portfolio	Huntersville, NC	Senior Housing	01/18/17	$15,000,000	$14,000,000	$338,000
___________

(1)	We own 100% of our property acquired in 2017.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

(3)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of the property.

2017 Acquisition of Previously Leased Real Estate Investments
For the three months ended March 31, 2017, we, through a majority-owned subsidiary of Trilogy Investors LLC, or Trilogy, of which we own 67.7%, also acquired the real estate underlying six previously leased integrated senior health campuses located in Indiana, Kentucky and Ohio. The following is a summary of our acquisition for the three months ended March 31, 2017:

Location	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loan(1)	Acquisition Fee(2)
Boonville, Columbus and Hanover, IN; Lexington, KY; and Maumee and Willard, OH	02/01/17	$72,200,000	$53,700,000	$1,099,000
___________

(1)	Represents borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loan, at the time of acquisition.

(2)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest of approximately 67.7% in the subsidiary of Trilogy that acquired the properties.

For the three months ended March 31, 2017, we accounted for the building we added to North Carolina ALF Portfolio and our acquisition of previously leased real estate investments as asset acquisitions. We incurred closing costs and acquisition related expenses of $2,126,000, which were capitalized in accordance with our early adoption of ASU 2017-01. The following table summarizes the acquisition date fair values of the assets acquired of our property acquisitions in 2017:

2017 Acquisitions
Building and improvements	$51,588,000
Land	6,415,000
In-place leases	10,318,000
Certificates of need	4,750,000
Total assets acquired	$73,071,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Real Estate Notes Receivable and Debt Security Investment, Net
As of March 31, 2017 and December 31, 2016, we had $100,272,000 and $101,117,000 of notes receivable and debt security investment, net, respectively. The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of March 31, 2017 and December 31, 2016:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	March 31, 2017	December 31, 2016	Acquisition Fee(2)
Mezzanine Fixed Rate Notes(3)(4)
United States	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000	$573,000
Mezzanine Floating Rate Notes(3)(4)
United States	02/04/15	12/09/17	6.91%	$31,567,000	5,779,000	7,167,000	631,000
Debt security investment(5)	10/15/15	08/25/25	4.24%	N/A	63,772,000	63,176,000	1,209,000
					98,201,000	98,993,000	$2,413,000
Unamortized loan and closing costs, net					2,071,000	2,124,000
					$100,272,000	$101,117,000
___________

(1)	Represents the per annum interest rate in effect as of March 31, 2017.

(2)
Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through March 31, 2017.

(3)
The Mezzanine Fixed Rate Notes and the Mezzanine Floating Rate Notes, or collectively, the Mezzanine Notes, evidence interests in a portion of a mezzanine loan that is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony NorthStar (formerly known as NorthStar Realty Finance Corp. prior to its merger with Colony Capital, Inc. and NorthStar Asset Management Group Inc. on January 10, 2017). The maturity date of the Mezzanine Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. In October 2016, the borrower exercised its right to extend the original December 9, 2016 maturity date of the Mezzanine Floating Rate Notes for one year to December 2017.

(4)
Balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns. The Mezzanine Floating Rate Notes and Mezzanine Fixed Rate Notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the respective maturity dates.

(5)
The commercial mortgage-backed debt security, or the debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security is subordinate to all other interests in FREMF 2015-KS03 Mortgage Trust, or the Mortgage Trust, and is not guaranteed by a government-sponsored entity. As of March 31, 2017 and December 31, 2016, the net carrying amount with accretion was $65,484,000 and $64,912,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2017 and 2016, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows the changes in the carrying amount of real estate notes receivable and debt security investment, net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$101,117,000	$144,477,000
Additions:
Advances on real estate notes receivable	—	1,942,000
Accretion on debt security	596,000	540,000
Loan costs	—	39,000
Deductions:
Principal repayment on real estate notes receivable	(1,388,000)	—
Foreign currency translation adjustments	—	(754,000)
Amortization of loan and closing costs	(53,000)	(98,000)
Ending balance	$100,272,000	$146,146,000
For the three months ended March 31, 2017 and 2016, we did not record any impairment losses on our real estate notes receivable and debt security investment. Amortization expense on loan and closing costs was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Amortized intangible assets:
In-place leases, net of accumulated amortization of $30,587,000 and $23,997,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 8.5 years and 8.6 years as of March 31, 2017 and December 31, 2016, respectively)	$69,087,000	$68,376,000
Leasehold interests, net of accumulated amortization of $302,000 and $266,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 55.3 years and 55.6 years as of March 31, 2017 and December 31, 2016, respectively)	7,592,000	7,628,000
Above-market leases, net of accumulated amortization of $2,898,000 and $2,622,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 5.2 years and 5.2 years as of March 31, 2017 and December 31, 2016, respectively)	3,835,000	4,206,000
Unamortized intangible assets:
Certificates of need	80,743,000	76,142,000
Trade names	30,267,000	30,267,000
Purchase option assets(1)	2,754,000	14,208,000
	$194,278,000	$200,827,000
___________

(1)
Under certain leases of our leased facilities in which we are the lessee, we have the right to acquire the properties at varying dates in the future and at our option. We estimate the fair value of these purchase option assets by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase. In 2017, we exercised the right to acquire several leased facilities and the value of the purchased option assets utilized was $11,454,000. See Note 3, Real Estate Investments, Net — Acquisitions in 2017 — 2017 Acquisition of Previously Leased Real Estate Investments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense for the three months ended March 31, 2017 and 2016 was $10,061,000 and $55,616,000, respectively, which included $372,000 and $373,000, respectively, of amortization recorded against real estate revenue for above-market leases and $36,000 and $35,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 12.8 years and 12.9 years as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$21,716,000
2018	8,831,000
2019	6,923,000
2020	5,666,000
2021	5,071,000
Thereafter	32,307,000
$80,514,000
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Investments in unconsolidated entities	$19,098,000	$20,057,000
Prepaid expenses, deposits and other assets	18,827,000	16,002,000
Inventory	16,298,000	17,266,000
Deferred rent receivables	13,172,000	11,804,000
Deferred financing costs, net of accumulated amortization of $4,439,000 and $3,519,000 as of March 31, 2017 and December 31, 2016, respectively(1)	8,878,000	9,624,000
Deferred tax asset, net(2)	8,858,000	8,295,000
Lease inducement, net of accumulated amortization of $176,000 and $88,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 13.8 years and 14.0 years as of March 31, 2017 and December 31, 2016, respectively)	4,824,000	4,912,000
Lease commissions, net of accumulated amortization of $250,000 and $175,000 as of March 31, 2017 and December 31, 2016, respectively	4,337,000	3,834,000
	$94,292,000	$91,794,000
___________

(1)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loan.

(2)	See Note 16, Income Taxes, for a further discussion.
Amortization expense on lease commissions for the three months ended March 31, 2017 and 2016 was $76,000 and $15,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan for the three months ended March 31, 2017 and 2016 was $917,000 and $373,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loan is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on lease inducement for the three months ended March 31, 2017 and 2016 was $88,000 and $0, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Mortgage Loans Payable, Net
Mortgage loans payable were $506,813,000 ($486,509,000, including discount/premium and deferred financing costs, net) and $517,057,000 ($495,717,000, including discount/premium and deferred financing costs, net) as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we had 31 fixed-rate and five variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.93% per annum based on interest rates in effect as of March 31, 2017 and a weighted average effective interest rate of 4.46%. As of December 31, 2016, we had 31 fixed-rate mortgage loans and six variable-rate mortgage loan payable with effective interest rates ranging from 2.45% to 6.72% per annum based on interest rates in effect as of December 31, 2016 and a weighted average effective interest rate of 4.41%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
Mortgage loans payable, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Total fixed-rate debt	$304,105,000	$313,265,000
Total variable-rate debt	202,708,000	203,792,000
Total fixed- and variable-rate debt	506,813,000	517,057,000
Less: deferred financing costs, net(1)	(3,398,000)	(3,861,000)
Add: premium	1,552,000	1,678,000
Less: discount	(18,458,000)	(19,157,000)
Mortgage loans payable, net	$486,509,000	$495,717,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our mortgage loans payable.
The following table shows the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$495,717,000	$295,270,000
Additions:
Borrowings on mortgage loans payable	970,000	1,149,000
Assumptions of mortgage loans payable, net	—	15,430,000
Amortization of deferred financing costs	475,000	86,000
Amortization of discount/premium on mortgage loans payable	574,000	113,000
Deductions:
Scheduled principal payments on mortgage loans payable	(1,549,000)	(1,368,000)
Settlement of mortgage loans payable	(9,665,000)	—
Deferred financing costs	(13,000)	(465,000)
Ending balance	$486,509,000	$310,215,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2017, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2017	$4,615,000
2018	177,824,000
2019	22,364,000
2020	30,685,000
2021	9,427,000
Thereafter	261,898,000
$506,813,000
8. Lines of Credit and Term Loan
2014 Corporate Line of Credit
On August 18, 2014, we, through our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2014 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, KeyBank, National Association, or KeyBank, and a syndicate of other banks to obtain a revolving line of credit with an aggregate maximum principal amount of $60,000,000, or the 2014 Corporate Line of Credit. On August 18, 2014, we also entered into separate revolving notes, or the 2014 Corporate Revolving Notes, with each of Bank of America and KeyBank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the 2014 Corporate Credit Agreement. On November 30, 2015, we entered into a Commitment Increase Amendment Agreement with Bank of America, KeyBank and the subsidiary guarantors named therein, to increase the aggregate maximum principal amount of the 2014 Corporate Line of Credit to $200,000,000, subject to certain maximum borrowing conditions. On February 3, 2016, we, through our operating partnership, terminated the 2014 Corporate Credit Agreement, as amended, and the 2014 Corporate Revolving Notes with each of Bank of America and KeyBank and entered into the 2016 Corporate Line of Credit as described below. We currently do not have any obligations under the 2014 Corporate Credit Agreement or the 2014 Corporate Revolving Notes.
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
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Revolving Credit Facility in an amount equal to 0.30% per annum on the actual average daily unused portion of the available commitments if the average daily amount of actual usage is less than 50.0% and in an amount equal to 0.20% per annum on the actual average daily unused portion of the available commitments if the actual average daily usage is greater than 50.0%. Such fee is payable quarterly in arrears. We are also required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Term Loan Facility in an amount equal to: (i) 0.25% per annum multiplied by (ii) the actual daily amount of the unused Term Loan Commitments, as defined in the 2016 Corporate Credit Agreement, during the period for which payment is made. The unused fee on Term Loan Facility is payable quarterly in arrears.
The 2016 Corporate Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness.
As of March 31, 2017 and December 31, 2016, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $500,000,000. As of March 31, 2017 and December 31, 2016, borrowings outstanding under the 2016 Corporate Line of Credit totaled $408,000,000 and $391,000,000, respectively, and $92,000,000 and $109,000,000, respectively, remained available. As of March 31, 2017 and December 31, 2016, the weighted average interest rate on borrowings outstanding was 2.75% and 2.53%, respectively, per annum.
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
At the Trilogy PropCo Borrowers’ option, the Trilogy PropCo Line of Credit bears interest at a floating rate based on an adjusted London Interbank Offered Rate, or LIBOR, plus an applicable margin of 4.25% or an alternate base rate plus an applicable margin of 3.25%. In addition to paying interest on the outstanding principal under the Trilogy PropCo Line of Credit, the Trilogy PropCo Borrowers are required to pay an unused fee to the lenders in respect of the unutilized commitments at a rate equal to an initial rate of 0.25% per annum, subject to adjustment depending on usage. Outstanding amounts under the Trilogy PropCo Line of Credit may be prepaid, in whole or in part, at any time, without penalty or premium, subject to customary breakage costs.
The Trilogy PropCo Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including incurrence of debt and limitations on secured recourse indebtedness.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $300,000,000 as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $286,176,000 and $238,776,000, respectively, and $13,824,000 and $61,224,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of March 31, 2017 and December 31, 2016 was 5.03% and 4.87%, respectively, per annum.
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
The Trilogy OpCo Line of Credit has a five-year term, maturing on March 21, 2021, unless otherwise terminated in accordance with the terms thereunder. The Trilogy OpCo Line of Credit bears interest at a floating rate based on, at the Trilogy OpCo Borrowers’ option, an adjusted LIBOR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. Accrued interest under the Trilogy Opco Line of Credit is payable monthly.
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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of March 31, 2017 and December 31, 2016, subject to certain terms and conditions. As of March 31, 2017 and December 31, 2016, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $19,540,000 and $19,541,000, respectively, and $40,460,000 and

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$40,459,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of March 31, 2017 and December 31, 2016 was 4.88% and 4.53%, respectively, per annum.
9. Derivative Financial Instruments
Consistent with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss).
The following table lists the derivative financial instruments held by us as of March 31, 2017 and December 31, 2016:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Cap	$17,075,000	one month LIBOR	2.25%	02/01/18	$—	$—
Swap	140,000,000	one month LIBOR	0.82%	02/03/19	1,595,000	1,355,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	723,000	627,000
	$217,075,000				$2,318,000	$1,982,000
As of March 31, 2017 and December 31, 2016, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2017 and 2016, we recorded a decrease (increase) of $336,000 and ($260,000), respectively, to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of March 31, 2017 and December 31, 2016, identified intangible liabilities consisted of below-market leases of $2,013,000 and $2,216,000, respectively, net of accumulated amortization of $1,149,000 and $946,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2017 and 2016 was $203,000 and $113,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 5.0 years and 5.1 years as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, estimated amortization expense on below-market leases for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$450,000
2018	477,000
2019	392,000
2020	263,000
2021	146,000
Thereafter	285,000
$2,013,000

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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of March 31, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. As of March 31, 2017, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$31,507,000	$22,987,000
Addition	635,000	—
Reclassification from equity	195,000	—
Distribution	(223,000)	—
Fair value adjustment to redemption value	464,000	—
Net loss attributable to redeemable noncontrolling interests	(412,000)	—
Ending balance	$32,166,000	$22,987,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
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
Through March 31, 2017, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 15,135,298 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 3,430,088 shares of our common stock under our share repurchase plan and granted an aggregate of 60,000 shares of our restricted common stock to our independent directors through March 31, 2017. As of March 31, 2017 and December 31, 2016, we had 196,718,030 and 195,780,039 shares of our common stock issued and outstanding, respectively.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance — foreign currency translation adjustments	$(3,029,000)	$(506,000)
Net change in current period	142,000	(501,000)
Ending balance — foreign currency translation adjustments	$(2,887,000)	$(1,007,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Noncontrolling Interests
As of March 31, 2017 and December 31, 2016, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NorthStar Healthcare Income, Inc., through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of March 31, 2017 and December 31, 2016, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both are unaffiliated third parties that manage or direct the day-to day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2017 and 2016, we recognized stock compensation expense related to the Profit Interests of $0 and $195,000, respectively.
There were no canceled, expired or exercised Profit Interests during the three months ended March 31, 2017 and 2016. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of March 31, 2017 and December 31, 2016, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the net earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the three months ended March 31, 2017 and 2016.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2017 and 2016, $15,681,000 and $16,110,000, respectively, in distributions were reinvested and 1,740,384 and 1,695,026 shares of our common stock, respectively, were issued pursuant to the Secondary DRIP Offering. As of March 31, 2017 and December 31, 2016, a total of $142,354,000 and $126,673,000, respectively, in distributions were reinvested that resulted in 15,135,298 and 13,394,914 shares of our common stock, respectively, being issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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
For the three months ended March 31, 2017 and 2016, we received share repurchase requests and repurchased 802,393 and 248,483 shares of our common stock, respectively, for an aggregate of $7,128,000 and $2,351,000, respectively, at an average repurchase price of $8.88 and $9.47 per share, respectively.
As of March 31, 2017 and December 31, 2016, we received share repurchase requests and repurchased 3,430,088 and 2,627,695 shares of our common stock, respectively, for an aggregate of $31,830,000 and $24,702,000, respectively, at an average repurchase price of $9.28 and $9.40 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.

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
Through March 31, 2017, we granted an aggregate of 30,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, through March 31, 2017, we granted an aggregate of 30,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
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
ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2017 and 2016, we did not assume any forfeitures. For the three months ended March 31, 2017 and 2016, we recognized stock compensation expense related to the director grants of $43,000 and $23,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2017 and December 31, 2016, there was $190,000 and $233,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of March 31, 2017, this expense is expected to be recognized over a remaining weighted average period of 1.48 years.
As of both March 31, 2017 and December 31, 2016, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $390,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2017 and December 31, 2016, and the changes for the three months ended March 31, 2017, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2016	39,000	$10.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance — March 31, 2017	39,000	$10.00
Expected to vest — March 31, 2017	39,000	$10.00

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2017 and 2016, we incurred $6,765,000 and $6,520,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended March 31, 2017 and 2016, we incurred $1,437,000 and $1,985,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended March 31, 2017 and 2016, we did not incur any development fees to our advisor or its affiliates. Until December 31, 2016, development fees were expensed and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Since January 1, 2017, as a result of our early adoption of ASU 2017-01, development fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2017 and 2016, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions.
For the three months ended March 31, 2017 and 2016, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.

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
For the three months ended March 31, 2017 and 2016, we incurred $4,646,000 and $3,894,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
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
For the three months ended March 31, 2017 and 2016, we incurred $597,000 and $633,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
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
For the three months ended March 31, 2017 and 2016, we incurred $27,000 and $0, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2017 and 2016, we incurred $4,000 and $1,000, respectively, in construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 15.7%, respectively, for the 12 months ended March 31, 2017; therefore, our operating expenses did not exceed the aforementioned limitation.
For the three months ended March 31, 2017 and 2016, our advisor or its affiliates incurred operating expenses on our behalf of $54,000 and $7,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee of up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
For the three months ended March 31, 2017, we disposed of one land parcel within our integrated senior health campus segment and our advisor agreed to waive the disposition fee that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee. For the three months ended March 31, 2016, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2017 and 2016, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2017 and 2016, we did not incur any such distributions to our advisor.
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
As of March 31, 2017 and 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2017 and December 31, 2016:

Fee	March 31, 2017	December 31, 2016
Asset and property management fees	$1,792,000	$1,736,000
Acquisition fees	202,000	202,000
Development fees	—	105,000
Lease commissions	17,000	89,000
Operating expenses	12,000	16,000
Construction management fees	6,000	38,000
	$2,029,000	$2,186,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$2,318,000	$—	$2,318,000
Contingent consideration receivable	—	—	—	—
Total assets at fair value	$—	$2,318,000	$—	$2,318,000
Liabilities:
Contingent consideration obligations	$—	$—	$8,993,000	$8,993,000
Warrants	—	—	1,250,000	1,250,000
Total liabilities at fair value	$—	$—	$10,243,000	$10,243,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$1,982,000	$—	$1,982,000
Contingent consideration receivable	—	—	—	—
Total assets at fair value	$—	$1,982,000	$—	$1,982,000
Liabilities:
Contingent consideration obligations	$—	$—	$8,992,000	$8,992,000
Warrants	—	—	1,250,000	1,250,000
Total liabilities at fair value	$—	$—	$10,242,000	$10,242,000
There were no transfers into or out of fair value measurement levels during the three months ended March 31, 2017 and 2016.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Asset
As of March 31, 2017, we have not recorded any contingent consideration receivables. In connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $240,000. We would receive payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminates their lease prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of March 31, 2017, we do not believe that we will receive such amount and therefore we have not recorded any contingent consideration receivable. When recorded by us, contingent consideration receivables will be included in other assets, net in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liabilities
As of March 31, 2017 and December 31, 2016, we have accrued $8,993,000 and $8,992,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers’ leasing unoccupied space, as discussed below.
Of the amount accrued as of March 31, 2017, $8,943,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015 and $50,000 relates to our acquisition of King of Prussia PA MOB. Of the amount accrued as of December 31, 2016, $8,942,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015 and $50,000 relates to our acquisition of King of Prussia PA MOB.
The estimated total amount of $8,943,000 related to North Carolina ALF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. Upon the tenant meeting certain conditions under the lease agreement and providing us notice in October 2016, we paid $10,000,000 towards this obligation related to the Wake Forest Facility in November 2016. We have assumed that the tenant will meet the remaining conditions under the lease agreement and that we will pay the remaining contingent consideration for the three other facilities three years from the date of the applicable acquisition.
Warrants
As of both March 31, 2017 and December 31, 2016, we have recorded $1,250,000 related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of March 31, 2017 and December 31, 2016, the carrying value is a reasonable estimate of fair value.
Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration assets and liabilities subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and liabilities are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of March 31, 2017 and December 31, 2016 for the contingent consideration obligations:

		Range of Inputs or Inputs
Acquisition	Unobservable Inputs(1)	March 31, 2017	December 31, 2016
North Carolina ALF Portfolio — North Raleigh and Mooresville(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$3,476,000	$3,459,000
	Timing of Payment	January 27, 2018	January 27, 2018
	Applicable Rate, as defined in the lease agreement	7.20%	7.20%
	Discount Rate per Annum	1.20%	1.20%
	Percentage of Eligible Payment Requested	100%	100%
North Carolina ALF Portfolio — Clemmons(2)	Tenant’s Annualized EBITDAR, as defined, for the Three Months Prior to Payment	$1,734,000	$1,753,000
	Timing of Payment	June 28, 2018	June 28, 2018
	Applicable Rate, as defined in the lease agreement	7.20%	7.20%
	Discount Rate per Annum	1.20%	1.20%
	Percentage of Eligible Payment Requested	100%	100%
King of Prussia PA MOB(3)	Percentage of Allowance for Leasing Commissions to be Paid	100%	100%
___________

(1)
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligation as of March 31, 2017 and December 31, 2016.

(2)
The most significant input to the valuation is the tenant’s annualized EBITDAR, as defined in the lease agreement. An increase (decrease) in the tenant’s annualized EBITDAR would increase (decrease) the fair value.

(3)	An increase (decrease) in the leasing commissions to be paid would increase (decrease) the fair value.
The following is a reconciliation of the beginning and ending balances of our contingent consideration asset and liabilities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Contingent Consideration Receivable:
Beginning balance	$—	$—
Additions to contingent consideration receivable	—	—
Realized/unrealized (gains) losses recognized in earnings	—	—
Ending balance	$—	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to asset still held	$—	$—

Contingent Consideration Obligations:
Beginning balance	$8,992,000	$5,912,000
Additions to contingent consideration obligations	—	—
Realized/unrealized losses (gains) recognized in earnings	1,000	(366,000)
Settlements of obligations	—	(350,000)
Ending balance	$8,993,000	$5,196,000
Amount of total losses (gains) included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$1,000	$(366,000)

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
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair values of the other financial instruments are classified in Level 2 of the fair value hierarchy.
The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of the mortgage loans payable and our lines of credit and term loan are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$34,788,000	$35,737,000	$36,205,000	$37,231,000
Debt security investment	$65,484,000	$94,770,000	$64,912,000	$94,320,000
Financial Liabilities:
Mortgage loans payable	$486,509,000	$477,395,000	$495,717,000	$495,532,000
Lines of credit and term loan	$704,838,000	$711,871,000	$639,693,000	$647,336,000
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
The components of loss before taxes for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Domestic	$(7,262,000)	$(45,976,000)
Foreign	(478,000)	(27,000)
Loss before income taxes	$(7,740,000)	$(46,003,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of income tax (benefit) expense for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Federal deferred	$(2,343,000)	$(3,745,000)
State deferred	(232,000)	(425,000)
Foreign deferred	(63,000)	—
Federal current	—	1,078,000
Foreign current	64,000	(19,000)
Valuation allowances	2,361,000	4,170,000
Total income tax (benefit) expense	$(213,000)	$1,059,000
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs. Foreign income taxes are generally a function of our income on our real estate and real estate-related investments located in the United Kingdom, or UK, and Isle of Man.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of March 31, 2017 and December 31, 2016, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2017 and December 31, 2016, our valuation allowance substantially reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Business Combinations
For the three months ended March 31, 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2017 property acquisitions accounted for as asset acquisitions. For the three months ended March 31, 2016, using cash on hand and debt financing, we completed six property acquisitions comprising eight buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $89,635,000, plus closing costs and acquisition fees of $3,149,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Based on quantitative and qualitative considerations, the business combinations we completed for the three months ended March 31, 2016 were not material individually or in the aggregate.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. As of March 31, 2017, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes our debt security investment and Crown Senior Care Facility, a facility agreement we entered into with Caring Homes (TFP) Group Limited, or the CHG Borrower, an unaffiliated third party, on September 16, 2015, which was collateralized by three senior housing facilities in the UK and the income from the CHG Borrower’s operations and which was settled in full on November 15, 2016. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, impairment of real estate investment, foreign currency gain (loss), other income, net, loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2017 and 2016 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended March 31, 2017
Revenues:
Resident fees and services	$—	$—	$—	$—	$15,864,000	$209,189,000	$225,053,000
Real estate revenue	19,525,000	3,691,000	3,023,000	5,109,000	—	—	31,348,000
Total revenues	19,525,000	3,691,000	3,023,000	5,109,000	15,864,000	209,189,000	256,401,000
Expenses:
Property operating expenses	—	—	—	—	10,920,000	188,179,000	199,099,000
Rental expenses	7,451,000	400,000	384,000	160,000	—	—	8,395,000
Segment net operating income	$12,074,000	$3,291,000	$2,639,000	$4,949,000	$4,944,000	$21,010,000	$48,907,000
Expenses:
General and administrative							$7,863,000
Acquisition related expenses							318,000
Depreciation and amortization							29,822,000
Income from operations							10,904,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(14,595,000)
Gain in fair value of derivative financial instruments							336,000
Impairment of real estate investment							(3,969,000)
Loss from unconsolidated entities							(962,000)
Foreign currency gain							513,000
Other income, net							33,000
Loss before income taxes							(7,740,000)
Income tax benefit							213,000
Net loss							$(7,527,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended March 31, 2016
Revenues:
Resident fees and services	$—	$—	$—	$—	$15,298,000	$203,057,000	$218,355,000
Real estate revenue	17,082,000	1,156,000	7,205,000	4,707,000	—	—	30,150,000
Total revenues	17,082,000	1,156,000	7,205,000	4,707,000	15,298,000	203,057,000	248,505,000
Expenses:
Property operating expenses	—	—	—	—	10,485,000	182,513,000	192,998,000
Rental expenses	6,090,000	75,000	437,000	129,000	—	—	6,731,000
Segment net operating income	$10,992,000	$1,081,000	$6,768,000	$4,578,000	$4,813,000	$20,544,000	$48,776,000
Expenses:
General and administrative							$6,894,000
Acquisition related expenses							3,415,000
Depreciation and amortization							70,896,000
Loss from operations							(32,429,000)
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(9,447,000)
Loss in fair value of derivative financial instruments							(260,000)
Loss from unconsolidated entities							(2,616,000)
Foreign currency loss							(1,475,000)
Other income, net							224,000
Loss before income taxes							(46,003,000)
Income tax expense							(1,059,000)
Net loss							$(47,062,000)
Assets by reportable segment as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Integrated senior health campuses	$1,358,631,000	$1,330,597,000
Medical office buildings	668,797,000	699,381,000
Senior housing — RIDEA	283,815,000	286,058,000
Senior housing	227,620,000	212,314,000
Skilled nursing facilities	130,129,000	129,984,000
Hospitals	125,475,000	127,258,000
Other	8,201,000	8,926,000
Total assets	$2,802,668,000	$2,794,518,000
As of March 31, 2017 and December 31, 2016, goodwill of $75,265,000 was allocated to integrated senior health campuses and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$255,274,000	$247,258,000
International	1,127,000	1,247,000
Total revenues	$256,401,000	$248,505,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Real estate investments, net:
United States	$2,128,079,000	$2,089,247,000
International	50,015,000	49,734,000
Total real estate investments, net	$2,178,094,000	$2,138,981,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2017, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in Indiana accounted for 35.4% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2017, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, hospitals, senior housing and skilled nursing facilities accounted for 43.2%, 30.0%, 10.4%, 4.1%, 6.3% and 6.0%, respectively, of our annualized base rent or annualized net operating income. As of March 31, 2017, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of March 31, 2017.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $6,000 and $3,000, respectively, for the three months ended March 31, 2017 and 2016. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2017 and 2016, there were 39,000 and 21,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2017 and 2016, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Subsequent Events
Property Acquisition
Subsequent to March 31, 2017, we completed the acquisition of one building from an unaffiliated party. The following is a summary of our property acquisition subsequent to March 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	2016 Corporate Line of Credit(2)	Acquisition Fee(3)
New London CT MOB	New London, CT	Medical Office	05/03/17	$4,850,000	$4,000,000	$109,000
___________

(1)	We own 100% of the property acquired subsequent to March 31, 2017.

(2)	Represents borrowings under the 2016 Corporate Line of Credit at the time of acquisition.

(3)
Our advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of the property, an acquisition fee of 2.25% of the contract purchase price of the property.

Property Disposition
On May 1, 2017, we disposed of one integrated senior health campus in Merrillville, Indiana for a contract sales price of $17,000,000. Our advisor agreed to waive the disposition fee and expense reimbursements for such disposition that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee and expense reimbursements.
Other Financing Transactions
On May 12, 2017, we paid off a mortgage loan payable for the principal amount of $93,150,000. The sources of funds for the pay-off and transaction costs were primarily from (i) new Housing and Urban Development loans of approximately $72,019,000; and (ii) $21,600,000 in additional borrowings under the Trilogy Propco Line of Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 15, 2017. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2017 and December 31, 2016, together with our results of operations and cash flows for the three months ended March 31, 2017 and 2016.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies or guidelines applicable to REITs; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
As of April 22, 2015, the deregistration date of our initial public offering, or our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our distribution reinvestment plan, or the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion. As of March 31, 2017, a total of $123,844,000 in distributions were reinvested and 13,186,735 shares of our common stock were issued pursuant to the Secondary DRIP Offering.

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
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2017, we owned and/or operated 94 properties, comprising 98 buildings, and 108 integrated senior health campuses including completed development projects, or approximately 12,521,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,852,681,000. In addition, as of March 31, 2017, we have invested $94,858,000 in real estate-related investments, net of principal repayments. As of March 31, 2017, our portfolio capitalization rate was approximately 7.4%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the contract purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017.

Property Acquisitions
In accordance with Accounting Standards Codification Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2017
For a discussion of property acquisitions in 2017, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events — Property Acquisition, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017.
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of March 31, 2017, our properties were 94.4% leased and during the remainder of 2017, 4.7% of the leased GLA is scheduled to expire. Our senior housing — RIDEA facilities and integrated senior health campuses were 83.9% and 85.2%, respectively, leased for the three months ended March 31, 2017 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2017, our remaining weighted average lease term was 8.9 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
Comparison of Three Months Ended March 31, 2017 and 2016
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire. Our results of operations are not indicative of those expected in future periods.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at such time. As of March 31, 2017, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

Except where otherwise noted, the changes in our results of operations are primarily due to owning 98 buildings and 108 integrated senior health campuses as of March 31, 2017, as compared to owning 82 buildings and 100 integrated senior health campuses as of March 31, 2016. As of March 31, 2017 and 2016, we owned the following types of properties:

	March 31,
	2017			2016
	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	108	$1,437,230,000	(1)	100	$1,126,251,000	(1)
Medical office buildings	62	654,245,000	92.0%	56	583,845,000	93.0%
Senior housing	14	173,391,000	100%	10	134,860,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	1	40,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	206	$2,852,681,000	94.4%	182	$2,344,771,000	94.5%
___________

(1)	For the three months ended March 31, 2017 and 2016, the leased percentage for the resident units of our integrated senior health campuses was 85.2% and 88.2%, respectively.

(2)	For the three months ended March 31, 2017 and 2016, the leased percentage for the resident units of our senior housing — RIDEA facilities was 83.9% and 85.8%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three months ended March 31, 2017 and 2016, resident fees and services consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three months ended March 31, 2017 and 2016, real estate revenue primarily consisted of base rent and expense recoveries.
Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2017	2016
Resident Fees and Services
Integrated senior health campuses	$209,189,000	$203,057,000
Senior housing — RIDEA	15,864,000	15,298,000
Total resident fees and services	225,053,000	218,355,000
Real Estate Revenue
Medical office buildings	19,525,000	17,082,000
Senior housing	5,109,000	4,707,000
Hospitals	3,023,000	7,205,000
Skilled nursing facilities	3,691,000	1,156,000
Total real estate revenue	31,348,000	30,150,000
Total revenues	$256,401,000	$248,505,000

Property Operating Expenses and Rental Expenses
For the three months ended March 31, 2017 and 2016, property operating expenses primarily consisted of administration and benefits expense of $172,120,000 and $164,635,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by operating segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2017		2016
Property Operating Expenses
Integrated senior health campuses	$188,179,000	90.0%	$182,513,000	89.9%
Senior housing — RIDEA	10,920,000	68.8%	10,485,000	68.5%
Total property operating expenses	$199,099,000	88.5%	$192,998,000	88.4%

Rental Expenses
Medical office buildings	$7,451,000	38.2%	$6,090,000	35.7%
Hospitals	384,000	12.7%	437,000	6.1%
Senior housing	160,000	3.1%	129,000	2.7%
Skilled nursing facilities	400,000	10.8%	75,000	6.5%
Total rental expenses	$8,395,000	26.8%	$6,731,000	22.3%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenue will fluctuate based on the types of property we acquire, own and/or operate in the future.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2017	2016
Asset management fees — affiliates	$4,646,000	$3,894,000
Bad debt expense	1,659,000	759,000
Professional and legal fees	554,000	1,120,000
Stock compensation expense	—	195,000
Transfer agent services	352,000	434,000
Franchise taxes	277,000	223,000
Bank charges	98,000	80,000
Directors’ and officers’ liability insurance	80,000	78,000
Board of directors fees	58,000	70,000
Restricted stock compensation	43,000	23,000
Other	96,000	18,000
Total	$7,863,000	$6,894,000
The increase in general and administrative expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the increase in asset management fees and bad debt expense, partially offset by the decrease in professional and legal fees. The increase in asset management fees for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily the result of purchasing additional properties in 2017 and the remainder of 2016.

Acquisition Related Expenses
For the three months ended March 31, 2017, acquisition related expenses were $318,000, which primarily related to additional expenses associated with prior year property acquisitions accounted for as business combinations. For the three months ended March 31, 2016, acquisition related expenses were $3,415,000, which primarily related to expenses associated with our six property acquisitions accounted for as business combinations, including acquisition fees of $1,946,000 incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended March 31, 2017 and 2016, depreciation and amortization was $29,822,000 and $70,896,000, respectively, which primarily consisted of depreciation on our operating properties of $20,009,000 and $15,461,000, respectively, and amortization on our identified intangible assets of $9,653,000 and $55,208,000, respectively. The decrease in amortization expense during the three months ended March 31, 2017 was primarily the result of $52,764,000 in amortization on our identified intangible assets recognized during the three months ended March 31, 2016, which related to $211,317,000 of in-place leases of our integrated senior health campuses and senior housing — RIDEA properties that were fully amortized during 2016.
Interest Expense
For the three months ended March 31, 2017 and 2016, interest expense, including gain (loss) in fair value of derivative financial instruments, was $14,259,000 and $9,707,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2017	2016
Interest expense — lines of credit and term loan and derivative financial instruments	$6,617,000	$4,651,000
Interest expense — mortgage loans payable	6,012,000	3,854,000
Amortization of deferred financing costs — lines of credit and term loan	917,000	743,000
Amortization of debt discount/premium, net	574,000	113,000
Amortization of deferred financing costs — mortgage loans payable	475,000	86,000
(Gain) loss in fair value of derivative financial instruments	(336,000)	260,000
Total	$14,259,000	$9,707,000
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
Our total capacity to pay operating expenses, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of March 31, 2017, our cash on hand was $29,085,000 and we had $146,284,000 available on our lines of credit and term loan. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $35,162,000 to pay interest on our outstanding indebtedness in the remainder of 2017, based on interest rates in effect as of March 31, 2017. In addition, we estimate that we will require $4,615,000 to pay principal on our outstanding indebtedness in the remainder of 2017. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the properties we owned as of March 31, 2017, we estimate that our expenditures for capital improvements and tenant improvements will require up to $61,667,000 for the remaining nine months of 2017. As of March 31, 2017, we had $8,609,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents — beginning of period	$29,123,000	$48,953,000
Net cash provided by operating activities	47,243,000	59,216,000
Net cash used in investing activities	(86,326,000)	(128,705,000)
Net cash provided by financing activities	39,025,000	63,717,000
Effect of foreign currency translation on cash and cash equivalents	20,000	16,000
Cash and cash equivalents — end of period	$29,085,000	$43,197,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2017 and 2016, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See — Results of Operations above for a further discussion. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing Activities
For the three months ended March 31, 2017, cash flows used in investing activities primarily related to our 2017 property acquisition and our acquisition of previously leased real estate investments in the amount of $89,264,000, partially offset by a principal repayment on real estate notes receivable in the amount of $1,388,000. For the three months ended March 31, 2016, cash flows used in investing activities related primarily to our six property acquisitions in the amount of $106,131,000 and capital expenditures of $15,495,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will continue to decrease due to fewer anticipated acquisitions as a result of the termination of the primary portion of our initial offering in March 2015.

Financing Activities
For the three months ended March 31, 2017, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loan in the amount of $64,399,000, partially offset by distributions to our common stockholders of $13,401,000, settlement of a mortgage loan payable of $7,625,000 and share repurchases of $7,128,000. For the three months ended March 31, 2016, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loan in the amount of $87,503,000 and borrowings under our mortgage loans payable of $1,149,000, partially offset by distributions to our common stockholders of $12,262,000, the payment of deferred financing cost of $6,918,000, share repurchases of $2,351,000 and principal payments on our mortgage loans payable in the amount of $1,368,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loan and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on June 30, 2017. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
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
The distributions paid for the three months ended March 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash	$13,401,000		$12,262,000
Distributions reinvested	15,681,000		16,110,000
	$29,082,000		$28,372,000
Sources of distributions:
Cash flows from operations	$29,082,000	100%	$28,372,000	100%
Proceeds from borrowings	—	—	—	—
	$29,082,000	100%	$28,372,000	100%
Under GAAP, acquisition related expenses related to property acquisitions accounted for as business combinations are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from debt.
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
As of March 31, 2017, we had an amount payable of $2,023,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fee that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the disposition of an integrated senior health campus in 2017. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fee. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014 and waiver of the disposition fee in 2017, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash	$13,401,000		$12,262,000
Distributions reinvested	15,681,000		16,110,000
	$29,082,000		$28,372,000
Sources of distributions:
FFO attributable to controlling interest	$25,507,000	87.7%	$21,036,000	74.1%
Proceeds from borrowings	3,575,000	12.3	7,336,000	25.9
	$29,082,000	100%	$28,372,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations section below.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2017, our aggregate borrowings were 38.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 15, 2017 and March 31, 2017, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2017, we had $506,813,000 ($486,509,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2017, we had $713,716,000 outstanding and $146,284,000 remained available under our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of May 15, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. As of March 31, 2017, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.02% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable, lines of credit and term loan and fixed interest rate swaps and interest rate cap; and (iii) ground and other lease obligations and capital leases as of March 31, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$4,573,000	$13,049,000	$24,585,000	$261,898,000	$304,105,000
Interest payments — fixed-rate debt	8,292,000	21,794,000	19,519,000	98,589,000	148,194,000
Principal payments — variable-rate debt	42,000	881,315,000	35,067,000	—	916,424,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2017)	26,870,000	47,193,000	2,142,000	—	76,205,000
Ground and other lease obligations	14,005,000	45,231,000	47,927,000	225,725,000	332,888,000
Capital leases	5,657,000	12,070,000	4,761,000	85,000	22,573,000
Total	$59,439,000	$1,020,652,000	$134,001,000	$586,297,000	$1,800,389,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $8,993,000, the majority of which we expect to pay in 2018. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the three months ended March 31, 2017 and 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent receivables, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2017 and 2016. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(7,527,000)	$(47,062,000)
Add:
Depreciation and amortization — consolidated properties	29,822,000	70,896,000
Depreciation and amortization — unconsolidated properties	264,000	345,000
Impairment of real estate investment	3,969,000	—
Loss on disposition of real estate investment	227,000	—
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	4,008,000	12,795,000
Less:
Depreciation and amortization related to redeemable noncontrolling interests and noncontrolling interests	(5,256,000)	(15,938,000)
FFO attributable to controlling interest	$25,507,000	$21,036,000

Acquisition related expenses(1)	$318,000	$3,415,000
Amortization of above- and below-market leases(2)	169,000	260,000
Amortization of loan and closing costs(3)	53,000	104,000
Change in deferred rent receivables(4)	(1,341,000)	148,000
(Gain) loss in fair value of derivative financial instruments(5)	(336,000)	260,000
Foreign currency (gain) loss(6)	(513,000)	1,475,000
Adjustments for unconsolidated properties(7)	478,000	549,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(7)	(101,000)	(653,000)
MFFO attributable to controlling interest	$24,234,000	$26,594,000
Weighted average common shares outstanding — basic and diluted	196,897,807	192,240,851
Net loss per common share — basic and diluted	$(0.04)	$(0.24)
FFO attributable to controlling interest per common share — basic and diluted	$0.13	$0.11
MFFO attributable to controlling interest per common share — basic and diluted	$0.12	$0.14
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

(4)
Under GAAP, rental revenue or rental expense is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

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

(7)
Includes all adjustments to eliminate the unconsolidated properties’ share or redeemable noncontrolling interests and noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (6) above to convert our FFO to MFFO.

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency gain (loss), other income, net, loss from unconsolidated entities and income tax benefit (expense). Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand. Acquisition related expenses in connection with property acquisitions accounted for as business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(7,527,000)	$(47,062,000)
General and administrative	7,863,000	6,894,000
Acquisition related expenses	318,000	3,415,000
Depreciation and amortization	29,822,000	70,896,000
Interest expense	14,259,000	9,707,000
Impairment of real estate investment	3,969,000	—
Loss from unconsolidated entities	962,000	2,616,000
Foreign currency (gain) loss	(513,000)	1,475,000
Other income, net	(33,000)	(224,000)
Income tax (benefit) expense	(213,000)	1,059,000
Net operating income	$48,907,000	$48,776,000
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017, except that we are now exposed to interest rate risk on our derivative financial instruments as noted below. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2017, our interest rate cap and interest rate swaps are recorded in other assets, net on our accompanying condensed consolidated balance sheets at their aggregate fair value of $2,318,000. We do not enter into derivative transactions for speculative purposes.

The table below presents, as of March 31, 2017, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$—	$28,650,000	$—	$—	$—	$28,650,000	$29,938,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	—%	6.75%	—%	—%	—%	6.75%	—
Variable-rate notes receivable — principal payments	$5,779,000	$—	$—	$—	$—	$—	$5,779,000	$5,799,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of March 31, 2017)	6.91%	—%	—%	—%	—%	—%	6.91%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,770,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$4,573,000	$6,403,000	$6,646,000	$17,711,000	$6,874,000	$261,898,000	$304,105,000	$270,702,000
Weighted average interest rate on maturing fixed-rate debt	3.69%	3.70%	3.71%	5.16%	3.63%	3.60%	3.70%	—
Variable-rate debt — principal payments	$42,000	$171,421,000	$709,894,000	$12,974,000	$22,093,000	$—	$916,424,000	$918,564,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2017)	5.29%	5.51%	3.77%	6.86%	5.72%	—%	4.14%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of March 31, 2017, the carrying value of our real estate notes receivable and debt security investment, net was $100,272,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.92% per annum based on rates in effect as of March 31, 2017. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of March 31, 2017, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $506,813,000 ($486,509,000, including discount/premium and deferred financing costs, net) as of March 31, 2017. As of March 31, 2017, we had 31 fixed-rate and five variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.93% per annum and a weighted average effective interest rate of 4.46%. In addition, as of March 31, 2017, we had $713,716,000 outstanding under our lines of credit and term loan, at a weighted-average interest rate of 3.73% per annum.
As of March 31, 2017, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.02% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of March 31, 2017, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loan and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of March 31, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loan by $3,592,000, or 7.27% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7,

Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the three months ended March 31, 2017, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $5,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
There were no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017, except as noted below.
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
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on June 30, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering monthly in arrears, only from legally available funds.
The distributions paid for the three months ended March 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash	$13,401,000		$12,262,000
Distributions reinvested	15,681,000		16,110,000
	$29,082,000		$28,372,000
Sources of distributions:
Cash flows from operations	$29,082,000	100%	$28,372,000	100%
Proceeds from borrowings	—	—	—	—
	$29,082,000	100%	$28,372,000	100%
Under GAAP, acquisition related expenses related to property acquisitions accounted for as business combinations are expensed, and therefore subtracted from cash flows from operations. However, these expenses may be paid from debt.

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
As of March 31, 2017, we had an amount payable of $2,023,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to the initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fee that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the disposition of an integrated senior health campus in 2017. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fee. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014 and waiver of the disposition fee in 2017, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2017 and 2016, along with the amount of distributions reinvested pursuant the Secondary DRIP Offering and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash	$13,401,000		$12,262,000
Distributions reinvested	15,681,000		16,110,000
	$29,082,000		$28,372,000
Sources of distributions:
FFO attributable to controlling interest	$25,507,000	87.7%	$21,036,000	74.1%
Proceeds from borrowings	3,575,000	12.3	7,336,000	25.9
	$29,082,000	100%	$28,372,000	100%
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of May 15, 2017, properties located in Indiana accounted for approximately 35.3% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The Healthcare Reform Act is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the Healthcare Reform Act, although substantially limiting its expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.

We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors and Medicaid Integrity Contractors programs, in which third party firms engaged by Centers for Medicare & Medicaid Services, or CMS, conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

•
an obligation to refund amounts previously paid to us, our tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;

•	state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;

•	loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•	an increase in private litigation against us, our tenants or our operators; and

•	damage to our reputation in various markets
While we, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. Generally, findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum, but there may be rare instances that are not eligible for appeal. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses utilize all defenses at our disposal to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
If the government or court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third party payer or licensure authorities to audit our tenants. These additional audits could result in termination of third party payer agreements or licensure of the facility, which would also adversely impact our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan and will be repurchased at a price between 92.5% and 100% of each stockholder's “Repurchase Amount,” as defined in our share repurchase plan, depending on the period of time their shares have been held. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering. Prior to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount for shares repurchased under our share repurchase plan was equal to the lesser of the amount a stockholder paid for their shares of our common stock or the most recent per share offering price. However, if shares of our common stock were to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the term Repurchase Amount, as such term is defined in our share repurchase plan, as amended, shall be equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the repurchase price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In all other material respects, the terms of the share repurchase plan remain unchanged by the amendments to our share repurchase plan.
During the three months ended March 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	(1)
February 1, 2017 to February 28, 2017	—	$—	—	(1)
March 1, 2017 to March 31, 2017	802,393	$8.88	802,393	(1)
Total	802,393	$8.88	802,393
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

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 15, 2017	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 15, 2017	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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