Form 10-Q/A
period 2017-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2017-05-23
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1, or the Amendment, to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as originally filed with the Securities and Exchange Commission, or the SEC, on May 15, 2017, or the Original Report. The purpose of this Amendment is to correct information regarding our funds from operations and modified funds from operations for the three months ended March 31, 2017 contained in Part I, Item 2, and Part II, Item 1A, that was previously disclosed in our Original Report due to an inadvertent error. This Amendment hereby amends and restates the cover page, Part I, Item 2, Part II, Item 1A and the list of exhibits contained in Part II, Item 6, in their entirety.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Part I, Item 2, and Part II, Item 1A and Item 6, of the Original Report are hereby amended and restated in their entirety below. The Amendment does not affect any other items in the Original Report, including our financial statements and the notes to the financial statements. In addition, the cover page has been updated and amended. As a result of the Amendment, we are also filing as exhibits to the Amendment new certifications as required by Rule 13a-14(a) under the Exchange Act. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

i

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the United States Securities and Exchange Commission, or SEC, on May 15, 2017, and in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2017 and December 31, 2016, together with our results of operations and cash flows for the three months ended March 31, 2017 and 2016.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to our condensed consolidated financial statements for a further discussion. As of March 31, 2017, a total of $123,844,000 in distributions were reinvested and 13,186,735 shares of our common stock were issued pursuant to the Secondary DRIP Offering.

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
Interim Unaudited Financial Data
Our condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017.

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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our condensed consolidated financial statements.
Acquisitions in 2017
For a discussion of property acquisitions in 2017, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events — Property Acquisition, to our condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Amendment No. 1 to Quarterly Report on Form 10-Q/A and those Risk Factors previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 15, 2017.
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
We estimate that we will require approximately $35,162,000 to pay interest on our outstanding indebtedness in the remainder of 2017, based on interest rates in effect as of March 31, 2017. In addition, we estimate that we will require $4,615,000 to pay principal on our outstanding indebtedness in the remainder of 2017. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
The following summary discussion of our changes in our cash flows is based on our condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
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
The distributions paid for the three months ended March 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash	$13,401,000		$12,262,000
Distributions reinvested	15,681,000		16,110,000
	$29,082,000		$28,372,000
Sources of distributions:
FFO attributable to controlling interest	$23,745,000	81.6%	$21,036,000	74.1%
Proceeds from borrowings	5,337,000	18.4	7,336,000	25.9
	$29,082,000	100%	$28,372,000	100%
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
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our condensed consolidated financial statements.

Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, to our condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2017, we had $506,813,000 ($486,509,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2017, we had $713,716,000 outstanding and $146,284,000 remained available under our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan, to our condensed consolidated financial statements.
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
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $8,993,000, the majority of which we expect to pay in 2018. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our condensed consolidated financial statements.
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
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to our condensed consolidated financial statements.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(7,527,000)	$(47,062,000)
Add:
Depreciation and amortization — consolidated properties	29,822,000	70,896,000
Depreciation and amortization — unconsolidated properties	264,000	345,000
Impairment of real estate investment	3,969,000	—
Loss on disposition of real estate investment	227,000	—
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	4,008,000	12,795,000
Less:
Depreciation, amortization, impairment and loss on disposition related to redeemable noncontrolling interests and noncontrolling interests	(7,018,000)	(15,938,000)
FFO attributable to controlling interest	$23,745,000	$21,036,000

Acquisition related expenses(1)	$318,000	$3,415,000
Amortization of above- and below-market leases(2)	169,000	260,000
Amortization of loan and closing costs(3)	53,000	104,000
Change in deferred rent receivables(4)	(1,341,000)	148,000
(Gain) loss in fair value of derivative financial instruments(5)	(336,000)	260,000
Foreign currency (gain) loss(6)	(513,000)	1,475,000
Adjustments for unconsolidated properties(7)	478,000	549,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(7)	(110,000)	(653,000)
MFFO attributable to controlling interest	$22,463,000	$26,594,000
Weighted average common shares outstanding — basic and diluted	196,897,807	192,240,851
Net loss per common share — basic and diluted	$(0.04)	$(0.24)
FFO attributable to controlling interest per common share — basic and diluted	$0.12	$0.11
MFFO attributable to controlling interest per common share — basic and diluted	$0.11	$0.14
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
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to our condensed consolidated financial statements.

PART II — OTHER INFORMATION
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
The distributions paid for the three months ended March 31, 2017 and 2016, along with the amount of distributions reinvested pursuant the Secondary DRIP Offering and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash	$13,401,000		$12,262,000
Distributions reinvested	15,681,000		16,110,000
	$29,082,000		$28,372,000
Sources of distributions:
FFO attributable to controlling interest	$23,745,000	81.6%	$21,036,000	74.1%
Proceeds from borrowings	5,337,000	18.4	7,336,000	25.9
	$29,082,000	100%	$28,372,000	100%
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

•	state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;

•	loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•	an increase in private litigation against us, our tenants or our operators; and

•	damage to our reputation in various markets.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
___________

*	Filed herewith.
**	Previously filed or furnished, as the case may be, with the Original Report, originally filed with the SEC on May 15, 2017, which is being amended hereby.
The exhibits listed above have been filed separately with the SEC in conjunction with our Quarterly Report on Form 10-Q, as amended by the Amendment, or have been incorporated by reference into our Quarterly Report on Form 10-Q, as amended by the Amendment. Upon request, we will furnish to each of our stockholders a copy of any such exhibit. Requests should be addressed to the Corporate Secretary, Griffin-American Healthcare REIT III, Inc., 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 23, 2017	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 23, 2017	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
___________

*	Filed herewith.
**	Previously filed or furnished, as the case may be, with the Original Report, originally filed with the SEC on May 15, 2017, which is being amended hereby.
The exhibits listed above have been filed separately with the SEC in conjunction with our Quarterly Report on Form 10-Q, as amended by the Amendment, or have been incorporated by reference into our Quarterly Report on Form 10-Q, as amended by the Amendment. Upon request, we will furnish to each of our stockholders a copy of any such exhibit. Requests should be addressed to the Corporate Secretary, Griffin-American Healthcare REIT III, Inc., 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.