Form 10-Q
period 2017-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2017-11-14
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 10, 2017, there were 199,510,901 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$2,158,882,000	$2,138,981,000
Real estate notes receivable and debt security investment, net	100,133,000	101,117,000
Cash and cash equivalents	35,876,000	29,123,000
Accounts and other receivables, net	110,488,000	127,684,000
Restricted cash	29,734,000	26,554,000
Real estate deposits	3,344,000	3,173,000
Identified intangible assets, net	182,639,000	200,827,000
Goodwill	75,309,000	75,265,000
Other assets, net	100,785,000	91,794,000
Total assets	$2,797,190,000	$2,794,518,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$615,346,000	$495,717,000
Lines of credit and term loans(1)	593,035,000	649,317,000
Accounts payable and accrued liabilities(1)	125,868,000	105,145,000
Accounts payable due to affiliates(1)	2,013,000	2,186,000
Identified intangible liabilities, net	1,708,000	2,216,000
Capital lease obligations(1)	17,857,000	45,295,000
Security deposits, prepaid rent and other liabilities(1)	48,315,000	44,582,000
Total liabilities	1,404,142,000	1,344,458,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	33,352,000	31,507,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 198,369,180 and 195,780,039 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,983,000	1,957,000
Additional paid-in capital	1,776,787,000	1,754,160,000
Accumulated deficit	(574,590,000)	(490,298,000)
Accumulated other comprehensive loss	(2,052,000)	(3,029,000)
Total stockholders’ equity	1,202,128,000	1,262,790,000
Noncontrolling interests (Note 13)	157,568,000	155,763,000
Total equity	1,359,696,000	1,418,553,000
Total liabilities, redeemable noncontrolling interests and equity	$2,797,190,000	$2,794,518,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2017 and December 31, 2016
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of September 30, 2017 and December 31, 2016 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $432,000,000 and $391,000,000 as of September 30, 2017 and December 31, 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Resident fees and services	$230,768,000	$218,107,000	$682,300,000	$651,565,000
Real estate revenue	31,980,000	30,823,000	95,422,000	87,191,000
Total revenues	262,748,000	248,930,000	777,722,000	738,756,000
Expenses:
Property operating expenses	199,047,000	187,240,000	596,099,000	568,726,000
Rental expenses	8,299,000	7,653,000	24,925,000	21,582,000
General and administrative	9,270,000	7,232,000	24,642,000	21,379,000
Acquisition related expenses	71,000	15,936,000	532,000	24,184,000
Depreciation and amortization	27,579,000	71,384,000	88,442,000	212,596,000
Total expenses	244,266,000	289,445,000	734,640,000	848,467,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(14,773,000)	(13,027,000)	(45,356,000)	(32,350,000)
(Loss) gain in fair value of derivative financial instruments	(59,000)	989,000	44,000	(54,000)
(Loss) gain on dispositions of real estate investments	(9,000)	—	3,370,000	—
Impairment of real estate investments	—	—	(4,883,000)	—
Loss from unconsolidated entities	(1,494,000)	(2,355,000)	(3,668,000)	(6,916,000)
Foreign currency gain (loss)	1,384,000	(1,502,000)	3,697,000	(6,544,000)
Other income	210,000	42,000	673,000	411,000
Income (loss) before income taxes	3,741,000	(56,368,000)	(3,041,000)	(155,164,000)
Income tax benefit (expense)	720,000	2,000	1,498,000	(173,000)
Net income (loss)	4,461,000	(56,366,000)	(1,543,000)	(155,337,000)
Less: net loss attributable to noncontrolling interests	176,000	13,921,000	6,051,000	39,245,000
Net income (loss) attributable to controlling interest	$4,637,000	$(42,445,000)	$4,508,000	$(116,092,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.02	$(0.22)	$0.02	$(0.60)
Weighted average number of common shares outstanding — basic and diluted	198,733,528	195,027,512	197,832,280	193,660,666
Distributions declared per common share	$0.15	$0.15	$0.45	$0.45

Net income (loss)	$4,461,000	$(56,366,000)	$(1,543,000)	$(155,337,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	355,000	(427,000)	977,000	(1,916,000)
Total other comprehensive income (loss)	355,000	(427,000)	977,000	(1,916,000)
Comprehensive income (loss)	4,816,000	(56,793,000)	(566,000)	(157,253,000)
Less: comprehensive loss attributable to noncontrolling interests	176,000	13,921,000	6,051,000	39,245,000
Comprehensive income (loss) attributable to controlling interest	$4,992,000	$(42,872,000)	$5,485,000	$(118,008,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
Offering costs — common stock	—	—	(10,000)	—	—	(10,000)	—		(10,000)
Issuance of common stock under the DRIP	5,266,636	53,000	47,400,000	—	—	47,453,000	—		47,453,000
Issuance of vested and nonvested restricted common stock	22,500	—	40,000	—	—	40,000	—		40,000
Amortization of nonvested common stock compensation	—	—	131,000	—	—	131,000	—		131,000
Stock based compensation	—	—	—	—	—	—	390,000		390,000
Repurchase of common stock	(2,699,995)	(27,000)	(23,995,000)	—	—	(24,022,000)	—		(24,022,000)
Contributions from noncontrolling interest	—	—	—	—	—	—	8,304,000		8,304,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(464,000)		(464,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(585,000)		(585,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(939,000)	—	—	(939,000)	(402,000)		(1,341,000)
Distributions declared	—	—	—	(88,800,000)	—	(88,800,000)	—		(88,800,000)
Net income (loss)	—	—	—	4,508,000	—	4,508,000	(5,438,000)	(1)	(930,000)
Other comprehensive income	—	—	—	—	977,000	977,000	—		977,000
BALANCE — September 30, 2017	198,369,180	$1,983,000	$1,776,787,000	$(574,590,000)	$(2,052,000)	$1,202,128,000	$157,568,000		$1,359,696,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000	$1,683,258,000
Offering costs — common stock	—	—	(11,000)	—	—	(11,000)	—	(11,000)
Issuance of common stock under the DRIP	5,124,834	51,000	48,641,000	—	—	48,692,000	—	48,692,000
Issuance of vested and nonvested restricted common stock	30,000	—	60,000	—	—	60,000	—	60,000
Amortization of nonvested common stock compensation	—	—	91,000	—	—	91,000	—	91,000
Stock based compensation	—	—	—	—	—	—	589,000	589,000
Repurchase of common stock	(1,564,814)	(15,000)	(14,818,000)	—	—	(14,833,000)	—	(14,833,000)
Contribution from noncontrolling interests	—	—	—	—	—	—	19,753,000	19,753,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(229,000)	(229,000)
Distributions declared	—	—	—	(86,937,000)	—	(86,937,000)	—	(86,937,000)
Net loss	—	—	—	(116,092,000)	—	(116,092,000)	(39,257,000)	(155,349,000)
Other comprehensive loss	—	—	—	—	(1,916,000)	(1,916,000)	—	(1,916,000)
BALANCE — September 30, 2016	194,725,178	$1,947,000	$1,752,386,000	$(430,744,000)	$(2,422,000)	$1,321,167,000	$172,001,000	$1,493,168,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
___________

(1)	Amount excludes $(613,000) of net loss attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,543,000)	$(155,337,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,442,000	212,596,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	4,056,000	3,644,000
Deferred rent	(3,913,000)	(8,017,000)
Stock based compensation	390,000	589,000
Stock based compensation — nonvested restricted common stock	171,000	151,000
Loss from unconsolidated entities	3,668,000	6,916,000
Bad debt expense, net	5,220,000	3,308,000
Gain on real estate dispositions	(3,370,000)	—
Foreign currency (gain) loss	(3,678,000)	6,255,000
Loss on extinguishment of mortgage loan payable	1,432,000	—
Change in fair value of contingent consideration	(57,000)	10,997,000
Change in fair value of derivative financial instruments	(44,000)	54,000
Impairment of real estate investments	4,883,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(9,979,000)	(8,001,000)
Other assets	(6,501,000)	(20,850,000)
Accounts payable and accrued liabilities	8,832,000	31,282,000
Accounts payable due to affiliates	(79,000)	970,000
Security deposits, prepaid rent and other liabilities	610,000	7,841,000
Net cash provided by operating activities	88,540,000	92,398,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(102,241,000)	(277,949,000)
Proceeds from real estate dispositions	15,993,000	—
Advances on real estate notes receivable	—	(1,942,000)
Principal repayments on real estate notes receivable	26,752,000	—
Loan costs on real estate notes receivable	—	(39,000)
Investment in unconsolidated entities	(1,250,000)	(2,000,000)
Capital expenditures	(25,804,000)	(30,441,000)
Restricted cash	(3,180,000)	(1,444,000)
Real estate and other deposits	(876,000)	1,902,000
Proceeds from insurance settlements	85,000	—
Net cash used in investing activities	(90,521,000)	(311,913,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	230,452,000	3,316,000
Payments on mortgage loans payable	(6,110,000)	(4,223,000)
Settlement of mortgage loans payable	(100,775,000)	—
Borrowings under the lines of credit and term loans	764,575,000	461,503,000
Payments on the lines of credit and term loans	(820,858,000)	(202,019,000)
Payment of derivative financial instrument	—	(15,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Deferred financing costs	$(5,485,000)	$(10,775,000)
Mortgage loan payable extinguishment costs	(493,000)	—
Other obligations	9,487,000	—
Contingent consideration related to acquisition of real estate	—	(350,000)
Repurchase of common stock	(24,022,000)	(14,833,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(204,000)	—
Payments under capital leases	(4,995,000)	(8,181,000)
Contributions from noncontrolling interest	8,304,000	19,753,000
Distributions to noncontrolling interests	(460,000)	(237,000)
Contributions from redeemable noncontrolling interests	975,000	2,295,000
Distributions to redeemable noncontrolling interests	(384,000)	(198,000)
Security deposits	131,000	99,000
Payment of offering costs	(10,000)	(11,000)
Distributions paid	(41,526,000)	(38,343,000)
Net cash provided by financing activities	8,602,000	207,781,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,621,000	(11,734,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	132,000	(72,000)
CASH AND CASH EQUIVALENTS — Beginning of period	29,123,000	48,953,000
CASH AND CASH EQUIVALENTS — End of period	$35,876,000	$37,147,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$46,117,000	$34,431,000
Income taxes	$432,000	$306,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$6,163,000	$3,540,000
Capital expenditures from capital leases	$5,039,000	$—
Real estate deposit	$—	$2,809,000
Settlement of receivable for investment in unconsolidated entity	$1,000,000	$3,877,000
Tenant improvement overage	$257,000	$441,000
Disposition of real estate investment	$2,400,000	$—
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Other receivables	$3,155,000	$—
Other assets, net	$(9,482,000)	$263,000
Mortgage loans payable, net	$—	$191,320,000
Accounts payable and accrued liabilities	$1,967,000	$309,000
Capital lease obligations, net	$(27,483,000)	$—
Security deposits, prepaid rent and other liabilities	$2,257,000	$9,506,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Financing Activities:
Issuance of common stock under the DRIP	$47,453,000	$48,692,000
Distributions declared but not paid	$9,830,000	$9,647,000
Reclassification of noncontrolling interests to mezzanine equity	$585,000	$—
Accrued deferred financing costs	$87,000	$—
Settlement of mortgage loan payable	$2,040,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of September 30, 2017, a total of $155,616,000 in distributions were reinvested and 16,712,987 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2017, we owned and/or operated 95 properties, comprising 99 buildings, and 107 integrated senior health campuses including completed development projects, or approximately 12,516,000 square feet of gross leasable area, or GLA, for an aggregate contract

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

purchase price of $2,837,375,000. In addition, as of September 30, 2017, we have invested $98,011,000 in real estate-related investments, net of principal repayments.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest therein. As of September 30, 2017 and December 31, 2016, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
As of September 30, 2017 and December 31, 2016, we had $10,568,000 and $9,597,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three and nine months ended September 30, 2017, $0 and $9,000, respectively, of our receivables were directly written off to bad debt expense. For the three and nine months ended September 30, 2016, we did not write off any receivables to bad debt expense. For the three months ended September 30, 2017 and 2016, $1,455,000 and $1,467,000, respectively, of our receivables were written off against the allowance for uncollectible accounts, and for the nine months ended September 30, 2017 and 2016, $4,685,000 and $4,059,000, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of September 30, 2017 and December 31, 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the three months ended September 30, 2017 and 2016, $145,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense. For the nine months ended September 30, 2017 and 2016, $206,000 and $28,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
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
As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisitions we completed for the nine months ended September 30, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For the nine months ended September 30, 2016, we completed 11 property acquisitions, which we accounted for as business combinations. See Note 17, Business Combinations, for a further discussion.
Accounts Payable and Accrued Liabilities
As of September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities primarily includes insurance payable of $26,827,000 and $19,136,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $23,195,000 and $20,992,000, respectively, accrued property taxes of $15,152,000 and $12,766,000, respectively, accrued distributions of $9,830,000 and $10,009,000, respectively, and accrued capital expenditures to unaffiliated third parties of $6,142,000 and $5,066,000, respectively.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC Topic 606, which replaces the existing accounting standards for revenue recognition. ASC Topic 606 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. ASC Topic 606 is effective for interim and annual reporting periods beginning after December 15, 2017. We are in the process of evaluating all of our revenue streams to identify any differences in

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the timing, measurement or presentation of revenue recognition. We believe the following revenue streams may be subject to ASC Topic 606: (i) certain elements of our resident fees and services, including revenues that are ancillary to the contractual rights of residents; and (ii) common area maintenance from leasing arrangements. We will not apply the principles of ASC Topic 606 to our common area maintenance revenues and certain elements of our resident fees and services to the extent they qualified as lease revenues until January 1, 2019, when we adopt ASU 2016-02, Leases, or ASU 2016-02. We have not yet selected a transition method and we expect to complete our evaluation of the impact of the adoption of ASC Topic 606 and its amendments on our consolidated financial statements during the fourth quarter of 2017.
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
In February 2016, the FASB issued ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance will require bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASC Topic 606. The disaggregated disclosure of lease and executory non-lease components (e.g., maintenance) will be required upon the adoption of ASU 2016-02. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with a few optional practical expedients. As a result of the adoption of ASU 2016-02 on January 1, 2019, we will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of our lease agreements. We are is still evaluating the transition method including the practical expedient offered in ASU 2016-02. We are is also evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to our consolidated financial statements and disclosures.
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
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Building, improvements and construction in process	$2,042,450,000	$1,981,610,000
Land	173,338,000	167,329,000
Furniture, fixtures and equipment	97,043,000	84,817,000
	2,312,831,000	2,233,756,000
Less: accumulated depreciation	(153,949,000)	(94,775,000)
	$2,158,882,000	$2,138,981,000
Depreciation expense for the three months ended September 30, 2017 and 2016 was $20,611,000 and $18,050,000, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $61,453,000 and $49,719,000, respectively. For the nine months ended September 30, 2017, we determined that two integrated senior health campuses were impaired and recognized an aggregate impairment charge of $4,883,000, which reduced the total carrying value of such investments to $990,000. In July 2017, we disposed of one of our impaired integrated senior health campuses. For a further discussion, see the Dispositions in 2017 section below. The fair value of our remaining impaired integrated senior health campus was based on its projected sales price, which was considered a Level 2 measurement within the fair value hierarchy. No impairment charges were recognized for the three and nine months ended September 30, 2016.
For the three months ended September 30, 2017, we incurred capital expenditures of $6,810,000 on our integrated senior health campuses, $3,157,000 on our medical office buildings, $197,000 on our senior housing — RIDEA facilities, $145,000 on our skilled nursing facilities and $15,000 on our hospitals. We did not incur any capital expenditures on our senior housing facilities.
In addition to the acquisitions discussed below, for the nine months ended September 30, 2017, we incurred capital expenditures of $20,864,000 on our integrated senior health campuses, $7,312,000 on our medical office buildings, $604,000 on our senior housing — RIDEA facilities, $320,000 on our skilled nursing facilities and $65,000 on our hospitals. We did not incur any capital expenditures on our senior housing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2017 and 2016, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2017
For the nine months ended September 30, 2017, using cash on hand and debt financing, we completed the acquisition of two buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the nine months ended September 30, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(2)	Acquisition Fee(3)
North Carolina ALF Portfolio(4)	Huntersville, NC	Senior Housing	01/18/17	$15,000,000	$14,000,000	$338,000
New London CT MOB	New London, CT	Medical Office	05/03/17	4,850,000	4,000,000	109,000
Total				$19,850,000	$18,000,000	$447,000
___________

(1)	We own 100% of our properties acquired in 2017.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

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

In addition to the property acquisitions in 2017 discussed above, subsequent to the initial purchase of Trilogy Investors, LLC, or Trilogy, our majority-owned subsidiary, in December 2015, we, through a majority-owned subsidiary of Trilogy, of which we own 67.7%, acquired land in Indiana on June 7, 2017 and July 17, 2017 for a contract purchase price of $300,000 and $250,000, respectively, and paid an acquisition fee in cash to our advisor of approximately $5,000 and $4,000, respectively, and closing costs. The acquisitions of such land were financed using cash on hand.
2017 Acquisitions of Previously Leased Real Estate Investments
For the nine months ended September 30, 2017, we, through a majority-owned subsidiary of Trilogy, acquired seven previously leased real estate investments located in Indiana, Kentucky and Ohio. The following is a summary of such acquisitions for the nine months ended September 30, 2017, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(1)	Acquisition Fee(2)
Boonville, Columbus and Hanover, IN; Lexington, KY; and Maumee and Willard, OH	02/01/17	$72,200,000	$53,700,000	$1,099,000
Greenfield, IN	05/16/17	3,500,000	—	53,000
Total		$75,700,000	$53,700,000	$1,152,000
___________

(1)	Represents borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the nine months ended September 30, 2017, we accounted for our property acquisitions, including our acquisitions of previously leased real estate investments, as asset acquisitions. We incurred closing costs and direct acquisition related expenses of $2,399,000, which were capitalized in accordance with our early adoption of ASU 2017-01. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2017 based on their relative fair values:

2017 Property Acquisitions
Building and improvements	$58,635,000
Land	7,670,000
In-place leases	11,051,000
Certificates of need	4,750,000
Total assets acquired	82,106,000
Below-market leases	(11,000)
Total liabilities assumed	(11,000)
Net assets acquired	$82,095,000
Dispositions in 2017
For the nine months ended September 30, 2017, we disposed of one land parcel in Kentucky, one integrated senior health campus in Indiana and one integrated senior health campus in Ohio. We recognized a total net gain on such dispositions of $3,370,000. Our advisor agreed to waive the disposition fees and expense reimbursements related to such dispositions that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees and expense reimbursements. The following is a summary of our dispositions for the nine months ended September 30, 2017, which were included in our integrated senior health campuses segment:

Location	Date Disposed	Contract Sales Price
Harrodsburg, KY	01/13/17	$2,400,000
Merrillville, IN	05/01/17	17,000,000
Fremont, OH	07/20/17	400,000
Total		$19,800,000
4. Real Estate Notes Receivable and Debt Security Investment, Net
As of September 30, 2017 and December 31, 2016, we had $100,133,000 and $101,117,000 of notes receivable and debt security investment, net, respectively. The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of September 30, 2017 and December 31, 2016:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	September 30, 2017	December 31, 2016	Acquisition Fee(2)
Mezzanine Fixed Rate Notes(3)(4)	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000	$573,000
Mezzanine Floating Rate Notes(3)(4)	02/04/15	12/09/17	7.24%	$31,567,000	4,526,000	7,167,000	631,000
Debt security investment(5)	10/15/15	08/25/25	4.24%	N/A	64,997,000	63,176,000	1,209,000
					98,173,000	98,993,000	$2,413,000
Unamortized loan and closing costs, net					1,960,000	2,124,000
					$100,133,000	$101,117,000
___________

(1)	Represents the per annum interest rate in effect as of September 30, 2017.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount invested through September 30, 2017.

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

(4)
Balance represents the original principal balance, decreased by any subsequent principal paydowns. The Mezzanine Notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the respective maturity dates.

(5)
The commercial mortgage-backed debt security, or the debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security is subordinate to all other interests in FREMF 2015-KS03 Mortgage Trust and is not guaranteed by a government-sponsored entity. As of September 30, 2017 and December 31, 2016, the net carrying amount with accretion was $66,661,000 and $64,912,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or in the case of a loan, funds advanced in a loan, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2017 and 2016, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.
The following table shows the changes in the carrying amount of real estate notes receivable and debt security investment, net for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$101,117,000	$144,477,000
Additions:
Advances on real estate notes receivable	—	1,942,000
Accretion on debt security	1,821,000	1,650,000
Loan costs	—	39,000
Deductions:
Principal repayments on real estate notes receivable	(2,641,000)	—
Foreign currency translation adjustments	—	(2,892,000)
Amortization of loan and closing costs	(164,000)	(607,000)
Ending balance	$100,133,000	$144,609,000
For the three and nine months ended September 30, 2017 and 2016, we did not record any impairment losses on our real estate notes receivable and debt security investment. Amortization expense on loan and closing costs for the three months ended September 30, 2017 and 2016 was $57,000 and $231,000, respectively, and for the nine months ended September 30, 2017 and 2016, was $164,000 and $607,000, respectively, which is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Amortized intangible assets:
In-place leases, net of accumulated amortization of $24,060,000 and $23,997,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 10.1 years and 8.6 years as of September 30, 2017 and December 31, 2016, respectively)	$53,149,000	$68,376,000
Leasehold interests, net of accumulated amortization of $372,000 and $266,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 54.8 years and 55.6 years as of September 30, 2017 and December 31, 2016, respectively)	7,522,000	7,628,000
Above-market leases, net of accumulated amortization of $3,190,000 and $2,622,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 5.2 years as of September 30, 2017 and December 31, 2016)	3,150,000	4,206,000
Customer relationships (with a weighted average remaining life of 20.0 years as of September 30, 2017)(1)	2,840,000	—
Internally developed technology and software (with a weighted average remaining life of 5.0 years as of September 30, 2017)(1)	470,000	—
Unamortized intangible assets:
Certificates of need	81,967,000	76,142,000
Trade names	30,787,000	30,267,000
Purchase option assets(2)	2,754,000	14,208,000
	$182,639,000	$200,827,000
___________

(1)	In September 2017, we, through a majority-owned subsidiary of Trilogy, acquired a pharmaceutical business. See Note 17, Business Combinations, for a further discussion.

(2)
Under certain leases of our leased integrated senior health campuses, in which we are the lessee, we have the right to acquire the properties at varying dates in the future and at our option. We estimate the fair value of these purchase option assets by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase. In 2017, we exercised the right to acquire several leased facilities and the value of the purchased option assets utilized was $11,454,000. See Note 3, Real Estate Investments, Net — Acquisitions in 2017 — 2017 Acquisitions of Previously Leased Real Estate Investments, for a further discussion.

Amortization expense for the three months ended September 30, 2017 and 2016 was $7,205,000 and $53,495,000, respectively, which included $329,000 and $414,000, respectively, of amortization recorded against real estate revenue for above-market leases and $35,000 and $36,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Amortization expense for the nine months ended September 30, 2017 and 2016 was $27,761,000 and $163,378,000, respectively, which included $1,056,000 and $1,182,000, respectively, of amortization recorded against real estate revenue for above-market leases and $106,000 and $106,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 15.3 years and 12.9 years as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$4,562,000
2018	9,153,000
2019	7,193,000
2020	5,937,000
2021	5,341,000
Thereafter	34,945,000
$67,131,000
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid expenses, deposits and other assets	$21,981,000	$16,002,000
Investments in unconsolidated entities	18,639,000	20,057,000
Inventory	16,337,000	17,266,000
Deferred rent receivables	15,978,000	11,804,000
Deferred tax assets, net(1)	10,230,000	8,295,000
Deferred financing costs, net of accumulated amortization of $6,347,000 and $3,519,000 as of September 30, 2017 and December 31, 2016, respectively(2)	7,553,000	9,624,000
Lease commissions, net of accumulated amortization of $471,000 and $175,000 as of September 30, 2017 and December 31, 2016, respectively	5,418,000	3,834,000
Lease inducement, net of accumulated amortization of $351,000 and $88,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 13.3 years and 14.0 years as of September 30, 2017 and December 31, 2016, respectively)	4,649,000	4,912,000
	$100,785,000	$91,794,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs only include costs related to our lines of credit and term loans.

Amortization expense on lease commissions for the three months ended September 30, 2017 and 2016 was $127,000 and $51,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $306,000 and $99,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended September 30, 2017 and 2016 was $978,000 and $902,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $2,828,000 and $2,549,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for the three and nine months ended September 30, 2017 was $88,000 and $263,000, respectively. For the three and nine months ended September 30, 2016, we did not incur any amortization expense on lease inducement. Amortization expense on lease inducement is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Mortgage Loans Payable, Net
Mortgage loans payable were $638,584,000 ($615,346,000, including discount/premium and deferred financing costs, net) and $517,057,000 ($495,717,000, including discount/premium and deferred financing costs, net) as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had 46 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.17% per annum based on interest rates in effect as of September 30, 2017 and a weighted average effective interest rate of 4.00%. As of December 31, 2016, we had 31 fixed-rate mortgage loans and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.72% per annum based on interest rates in effect as of December 31, 2016 and a weighted average effective interest rate of 4.41%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
On May 12, 2017, we paid off a mortgage loan payable for the principal amount of $93,150,000 that was due to mature in June 2018. We incurred a total loss on such debt extinguishment of $1,432,000, primarily related to the write-off of unamortized deferred financing costs and prepayment penalties, which is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The sources of funds for the pay-off and transaction costs were primarily from (i) new Housing and Urban Development loans of approximately $72,019,000; and (ii) $21,600,000 in additional borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans.
Mortgage loans payable, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Total fixed-rate debt	$528,850,000	$313,265,000
Total variable-rate debt	109,734,000	203,792,000
Total fixed- and variable-rate debt	638,584,000	517,057,000
Less: deferred financing costs, net(1)	(6,616,000)	(3,861,000)
Add: premium	1,302,000	1,678,000
Less: discount	(17,924,000)	(19,157,000)
Mortgage loans payable, net	$615,346,000	$495,717,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only include costs related to our mortgage loans payable.
The following table shows the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$495,717,000	$295,270,000
Additions:
Borrowings on mortgage loans payable	230,452,000	3,316,000
Assumptions of mortgage loans payable, net	—	191,320,000
Amortization of deferred financing costs	2,060,000	577,000
Amortization of discount/premium on mortgage loans payable	858,000	272,000
Deductions:
Scheduled principal payments on mortgage loans payable	(6,110,000)	(4,223,000)
Settlement of mortgage loans payable	(102,815,000)	—
Deferred financing costs	(4,816,000)	(3,566,000)
Ending balance	$615,346,000	$482,966,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2017, the principal payments due on our mortgage loans payable for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2017	$2,349,000
2018	88,096,000
2019	26,611,000
2020	33,859,000
2021	13,234,000
Thereafter	474,435,000
$638,584,000
8. Lines of Credit and Term Loans
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
The maximum principal amount of the 2016 Corporate Line of Credit can be increased by up to $500,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2016 Corporate Credit Agreement; and (ii) such additional financing being offered and provided by existing lenders or new lenders under the 2016 Corporate Credit Agreement. On August 3, 2017, we entered into a First Amendment, Waiver and Commitment Increase Agreement, or the Amendment, with Bank of America, KeyBank, and the lenders named therein, to amend the 2016 Corporate Credit Agreement. The material terms of the Amendment provide for: (i) an increase in the 2016 Corporate Term Loan Facility in an amount equal to $50,000,000; (ii) the establishment of an additional capitalization rate of 8.75% for any Real Property Asset, as defined in the 2016 Corporate Credit Agreement, with mixed uses consisting of both assisted living and independent living properties and skilled nursing facilities, but specifically excluding medical office buildings and life science buildings; (iii) a revision to the definition of Term Loan Commitment, as defined in the 2016 Corporate Credit Agreement, to reflect the increase in the Term Loan Facility and specify that the aggregate principal amount of the Term Loan Commitments of all of the Term Loan Lenders, as defined in the

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2016 Corporate Credit Agreement, as in effect on the effective date of the Amendment is $250,000,000; (iv) an agreement by each Term Loan Lender severally, but not jointly, to fund its pro rata share of the Initial Term Loan, as defined in the Amendment, and Incremental Term Loan, as defined in the Amendment, subject to the terms and conditions set forth in the Amendment; (v) the obligation of the Credit Parties, as defined in the 2016 Corporate Credit Agreement, to cause the Consolidated Secured Leverage Ratio, as defined in the 2016 Corporate Credit Agreement, as of the end of any fiscal quarter, to be equal to or less than 40.0%; (vi) the Lenders’ waiver of the notice requirement regarding the change in name and form of organization of certain subsidiary guarantors, as set forth in the Amendment; and (vii) the addition of Bank of the West, or New Lender, as a party to the 2016 Corporate Credit Agreement and a Term Loan Lender and Lender, as defined in the 2016 Corporate Credit Agreement, and New Lender’s agreement to be bound by all terms, provisions and conditions applicable to Lenders contained in the 2016 Corporate Credit Agreement. As a result of the Amendment, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was increased to $550,000,000.
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
As of September 30, 2017 and December 31, 2016, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $550,000,000 and $500,000,000, respectively. As of September 30, 2017 and December 31, 2016, borrowings outstanding under the 2016 Corporate Line of Credit totaled $432,000,000 and $391,000,000, respectively, and $118,000,000 and $109,000,000, respectively, remained available. As of September 30, 2017 and December 31, 2016, the weighted average interest rate on borrowings outstanding was 3.01% and 2.53%, respectively, per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Trilogy PropCo Line of Credit
On December 1, 2015, in connection with the acquisition of Trilogy, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy (as the surviving entity of a merger with Trilogy Finance Merger Sub, LLC, or Trilogy PropCo Parent), and certain of its subsidiaries, or the Trilogy Co-Borrowers, and, together with Trilogy PropCo Parent, the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit.
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
Provided that no default or event of default has occurred and subject to certain terms and conditions set forth in the Trilogy PropCo Credit Agreement, as amended, the Trilogy PropCo Borrowers shall have the option, at any time and from time to time, before the maturity date, to request the increase of the total maximum principal amount by $100,000,000 to $400,000,000. See Note 21, Subsequent Event — Amendment to Trilogy PropCo Credit Agreement, for a further discussion.
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
The Trilogy PropCo Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including incurrence of debt and limitations on secured recourse indebtedness.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $300,000,000 as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $155,376,000 and $238,776,000, respectively, and $144,624,000 and $61,224,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of September 30, 2017 and December 31, 2016 was 5.48% and 4.87%, respectively, per annum.
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a Delaware corporation and a direct subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. The Trilogy OpCo Line of Credit is secured primarily by residents’ receivables of the Trilogy OpCo Borrowers. The terms of the Trilogy OpCo Line of Credit Agreement provided for a one-time increase during the term of the agreement by up to $18,000,000, for a maximum principal amount of $60,000,000, subject to certain conditions. On April 1, 2016, we increased the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000.
The Trilogy OpCo Line of Credit has a five-year term, maturing on March 21, 2021, unless otherwise terminated in accordance with the terms thereunder. The Trilogy OpCo Line of Credit bears interest at a floating rate based on, at the Trilogy OpCo Borrowers’ option, an adjusted LIBOR plus an Applicable Margin relative to LIBOR Rate Loans, or a Base Rate plus an Applicable Margin relative to Base Rate Loans, as such terms are defined and in accordance with the terms of the Trilogy OpCo Line of Credit. Accrued interest under the Trilogy Opco Line of Credit is payable monthly.

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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of September 30, 2017 and December 31, 2016, subject to certain terms and conditions. As of September 30, 2017 and December 31, 2016, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $5,659,000 and $19,541,000, respectively, and $54,341,000 and $40,459,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of September 30, 2017 and December 31, 2016 was 5.22% and 4.53%, respectively, per annum.
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
The following table lists the derivative financial instruments held by us as of September 30, 2017 and December 31, 2016:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Cap	$17,075,000	one month LIBOR	2.25%	02/01/18	$—	$—
Swap	140,000,000	one month LIBOR	0.82%	02/03/19	1,334,000	1,355,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	598,000	627,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	94,000	—
	$267,075,000				$2,026,000	$1,982,000
As of September 30, 2017 and December 31, 2016, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2017 and 2016, we recorded $(59,000) and $989,000, respectively, and for the nine months ended September 30, 2017 and 2016, we recorded $44,000 and $(54,000), respectively, as an (increase) decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of September 30, 2017 and December 31, 2016, identified intangible liabilities consisted of below-market leases of $1,708,000 and $2,216,000, respectively, net of accumulated amortization of $996,000 and $946,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2017 and 2016 was $146,000 and $189,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $518,000 and $466,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 4.9 years and 5.1 years as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, estimated amortization expense on below-market leases for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$140,000
2018	482,000
2019	392,000
2020	263,000
2021	146,000
Thereafter	285,000
$1,708,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of September 30, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. As of September 30, 2017, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$31,507,000	$22,987,000
Additions	975,000	2,295,000
Reclassification from equity	585,000	—
Repurchase of redeemable noncontrolling interests	(59,000)	—
Distributions	(384,000)	(198,000)
Fair value adjustment to redemption value	1,341,000	—
Net loss attributable to redeemable noncontrolling interests	(613,000)	—
Ending balance	$33,352,000	$25,084,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
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
Through September 30, 2017, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 18,661,550 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 5,327,690 shares of our common stock under our share repurchase plan and granted an aggregate of 82,500 shares of our restricted common stock to our independent directors through September 30, 2017. As of September 30, 2017 and December 31, 2016, we had 198,369,180 and 195,780,039 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance — foreign currency translation adjustments	$(3,029,000)	$(506,000)
Net change in current period	977,000	(1,916,000)
Ending balance — foreign currency translation adjustments	$(2,052,000)	$(2,422,000)
Noncontrolling Interests
As of September 30, 2017 and December 31, 2016, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NorthStar Healthcare Income, Inc., through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of September 30, 2017 and December 31, 2016, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both are unaffiliated third parties that manage or direct the day-to day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2017 and 2016, we recognized stock compensation expense related to the Profit Interests of $195,000 and $196,000, respectively. For the nine months ended September 30, 2017 and 2016, we recognized stock compensation expense related to the Profit Interests of $390,000 and $589,000, respectively.
There were no canceled, expired or exercised Profit Interests during the three and nine months ended September 30, 2017 and 2016. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of September 30, 2017 and December 31, 2016, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the net earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the three and nine months ended September 30, 2017 and 2016.
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
Effective October 5, 2016, the Amended and Restated DRIP amended the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated value of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016, which distributions were reinvested at $9.01 per share, the initial estimated per share net asset value, or NAV, unanimously approved and established by our board on October 5, 2016. Formerly, shares were issued pursuant to the Secondary DRIP Offering at 95.0% of the estimated value of one share of our common stock, as estimated by our board. In all other material respects, the terms of the Secondary DRIP Offering remain unchanged by the Amended and Restated DRIP.
On October 4, 2017, our board approved and established a revised estimated per share NAV of our common stock of $9.27. Accordingly, commencing with the distribution payment to stockholders paid in the month of November 2017, shares of our common stock issued pursuant to the DRIP were or will be issued at $9.27 per share, until such time as our board determines a new estimated per share NAV.
For the three months ended September 30, 2017 and 2016, $15,826,000 and $16,199,000, respectively, in distributions were reinvested that resulted in 1,756,466 and 1,705,192 shares of our common stock, respectively, being issued pursuant to the Secondary DRIP Offering. For the nine months ended September 30, 2017 and 2016, $47,453,000 and $48,692,000, respectively, in distributions were reinvested that resulted in 5,266,636 and 5,124,834 shares of our common stock, respectively, being issued pursuant to the Secondary DRIP Offering.
As of September 30, 2017 and December 31, 2016, a total of $174,126,000 and $126,673,000, respectively, in distributions were reinvested that resulted in 18,661,550 and 13,394,914 shares of our common stock, respectively, being issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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
Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, as amended, shall be equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, commencing with the share repurchase requests submitted during the fourth quarter 2016, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
On October 5, 2016, our board approved and established an initial estimated per share NAV of our common stock of $9.01. On October 4, 2017, our board approved and established a revised estimated per share NAV of our common stock of $9.27. Accordingly, commencing with share repurchase requests submitted during the fourth quarter of 2017, the revised estimated per share NAV of $9.27 will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than $9.27 per share in our initial offering, until such time as our board determines a new estimated per share NAV.
For the three months ended September 30, 2017 and 2016, we received share repurchase requests and repurchased 1,039,450 and 933,974 shares of our common stock, respectively, for an aggregate of $9,317,000 and $8,835,000, respectively, at an average repurchase price of $8.96 and $9.46 per share, respectively. For the nine months ended September 30, 2017 and 2016, we received share repurchase requests and repurchased 2,699,995 and 1,564,814 shares of our common stock, respectively, for an aggregate of $24,022,000 and $14,833,000, respectively, at an average repurchase price of $8.90 and $9.48 per share, respectively.
As of September 30, 2017 and December 31, 2016, we received share repurchase requests and repurchased 5,327,690 and 2,627,695 shares of our common stock, respectively, for an aggregate of $48,724,000 and $24,702,000, respectively, at an average repurchase price of $9.15 and $9.40 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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
Through September 30, 2017, we granted an aggregate of 37,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, through September 30, 2017, we granted an aggregate of 45,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
From the applicable dates that the required service periods began, or the service inception dates, to the applicable grant dates, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which we estimated as follows: (i) at $10.00 per share for shares of our restricted common stock granted through October 4, 2016, the then most recent price paid to acquire a share of common stock in our initial offering; or (ii) the most recent estimated per share NAV of our common stock, as determined by our board, for shares of our restricted common stock granted effective October 5, 2016. Beginning on the applicable grant dates, compensation cost related to the shares of our restricted common stock is measured based on the applicable grant date fair value, which we estimated as follows: (i) at $10.00 per share for shares of our restricted common stock granted through October 4, 2016, the then most recent price paid to acquire a share of common stock in our initial offering; or (ii) the most recent estimated value of one share of our common stock, as determined by our board, for shares of our restricted common stock granted effective October 5, 2016. On October 5, 2016, our board approved and established an initial estimated per share NAV of our common stock of $9.01 and on October 4, 2017, our board approved and established a revised estimated per share NAV of our common stock of $9.27. Stock compensation expense is recognized from the applicable service inception dates to the applicable vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2017 and 2016, we did not assume any forfeitures. For the three months ended September 30, 2017 and 2016, we recognized stock compensation expense related to the director grants of $71,000 and $90,000, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized compensation expense related to the director grants of $171,000 and $151,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2017 and December 31, 2016, there was $265,000 and $233,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. As of September 30, 2017, this expense is expected to be recognized over a remaining weighted average period of 1.77 years.
As of September 30, 2017 and December 31, 2016, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $442,000 and $390,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2017 and December 31, 2016, and the changes for the nine months ended September 30, 2017, is presented below:

	Number of Nonvested Shares of Our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2016	39,000	$10.00
Granted	22,500	$9.01
Vested	(15,500)	$9.71
Forfeited	—	$—
Balance — September 30, 2017	46,000	$9.61
Expected to vest — September 30, 2017	46,000	$9.61
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2017 and 2016, we incurred $5,544,000 and $8,642,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $17,931,000 and $22,968,000, respectively, in fees and expenses to our affiliates as detailed below.
Acquisition and Development Stage
Acquisition Fee
We pay our advisor or its affiliates an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that may be paid, for each property we acquire or 2.00% of the origination or acquisition price, including any contingent or earn-out payments that may be paid, for any real estate-related investment we originate or acquire. Since January 31, 2015, acquisition fees are and have been paid in cash. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our initial offering including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
For the three months ended September 30, 2017 and 2016, we incurred $67,000 and $3,524,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $1,700,000 and $8,551,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Acquisition fees in connection with the acquisition of properties accounted for as

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three and nine months ended September 30, 2017, we did not incur any development fees to our advisor or its affiliates. For the three and nine months ended September 30, 2016, we incurred $76,000 in development fees to our advisor or its affiliates. Until December 31, 2016, development fees were expensed and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Since January 1, 2017, as a result of our early adoption of ASU 2017-01, development fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2017 and 2016, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions or real estate-related investments.
For the three and nine months ended September 30, 2017, we did not incur any acquisition expenses to our advisor or its affiliates. For the three and nine months ended September 30, 2016, we incurred $1,000 in acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended September 30, 2017 and 2016, we incurred $4,713,000 and $4,427,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $14,054,000 and $12,373,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract their property management duties to any third party and provide oversight of such third-party property manager. We pay our advisor or its affiliates a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a property management oversight fee of 1.0% of the gross monthly cash receipts of any stand-alone, single-tenant, net leased

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the three months ended September 30, 2017 and 2016, we incurred $589,000 and $517,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $1,761,000 and $1,752,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2017 and 2016, we incurred $102,000 and $45,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $222,000 and $140,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2017 and 2016, we incurred $20,000 and $21,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $38,000 and $22,000, respectively, in construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.9% and 17.4%, respectively, for the 12 months ended September 30, 2017; therefore, our operating expenses did not exceed the aforementioned limitation.
For the three months ended September 30, 2017 and 2016, our advisor or its affiliates incurred operating expenses on our behalf of $53,000 and $31,000, respectively, and for the nine months ended September 30, 2017 and 2016, our advisor or its affiliates incurred operating expenses on our behalf of $156,000 and $53,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and nine months ended September 30, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee of up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
For the three and nine months ended September 30, 2017, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 3, Real Estate Investments, Net — Dispositions in 2017, for a further discussion. For the three and nine months ended September 30, 2016, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2017 and 2016, we did not incur any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2017 and 2016, we did not incur any such distributions to our advisor.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2017 and 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2017 and December 31, 2016:

Fee	September 30, 2017	December 31, 2016
Asset and property management fees	$1,769,000	$1,736,000
Acquisition fees	201,000	202,000
Development fees	—	105,000
Construction management fees	21,000	38,000
Lease commissions	11,000	89,000
Operating expenses	11,000	16,000
	$2,013,000	$2,186,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$2,026,000	$—	$2,026,000
Contingent consideration receivable	—	—	—	—
Total assets at fair value	$—	$2,026,000	$—	$2,026,000
Liabilities:
Contingent consideration obligations	$—	$—	$8,950,000	$8,950,000
Warrants	—	—	1,105,000	1,105,000
Total liabilities at fair value	$—	$—	$10,055,000	$10,055,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no transfers into or out of fair value measurement levels during the nine months ended September 30, 2017 and 2016.
Derivative Financial Instruments
We use interest rate swaps and interest rate caps to manage interest rate risk associated with variable-rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of interest rate swaps are determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Asset
As of September 30, 2017, we have not recorded any contingent consideration receivables. In connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $140,000. We would receive payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminates their lease prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of September 30, 2017, we do not believe that we will receive such amount and therefore we have not recorded any contingent consideration receivable. When recorded by us, contingent consideration receivables will be included in other assets, net in our accompanying condensed consolidated balance sheets.
Liabilities
As of September 30, 2017 and December 31, 2016, we have accrued $8,950,000 and $8,992,000, respectively, as contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration will be paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers’ leasing unoccupied space, as discussed below.
Of the amount accrued as of September 30, 2017, $8,885,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015, $50,000 relates to our acquisition of King of Prussia PA MOB in January 2015 and $15,000 relates to the additional building we acquired and added to our existing North Carolina ALF Portfolio in January 2017. Of the amount accrued as of December 31, 2016, $8,942,000 relates to our acquisition of North Carolina ALF Portfolio in January and June 2015 and $50,000 relates to our acquisition of King of Prussia PA MOB.
The estimated total amount of $8,885,000 related to our acquisition of North Carolina ALF Portfolio in January and June 2015 will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment, but the total maximum is capped at $35,144,000 and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. Upon the tenant

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

meeting certain conditions under the lease agreement and providing us notice in October 2016, we paid $10,000,000 towards this obligation related to the Wake Forest Facility in November 2016. We have assumed that the tenant will meet the remaining conditions under the lease agreement and that we will pay the remaining contingent consideration for the three other facilities three years from the date of the applicable acquisition.
Warrants
As of September 30, 2017 and December 31, 2016, we have recorded $1,105,000 and $1,250,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of September 30, 2017 and December 31, 2016, the carrying value is a reasonable estimate of fair value.
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under our lines of credit and term loans.
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
The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$33,472,000	$34,240,000	$36,205,000	$37,231,000
Debt security investment	$66,661,000	$93,387,000	$64,912,000	$94,320,000
Financial Liabilities:
Mortgage loans payable	$615,346,000	$573,476,000	$495,717,000	$495,532,000
Lines of credit and term loans	$585,482,000	$592,945,000	$639,693,000	$647,336,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of income (loss) before taxes for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$3,875,000	$(56,233,000)	$(2,318,000)	$(154,887,000)
Foreign	(134,000)	(135,000)	(723,000)	(277,000)
Income (loss) before income taxes	$3,741,000	$(56,368,000)	$(3,041,000)	$(155,164,000)
The components of income tax (benefit) expense for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Federal deferred	$(1,996,000)	$2,859,000	$(5,478,000)	$(5,535,000)
State deferred	(200,000)	(68,000)	(549,000)	(924,000)
Foreign deferred	—	87,000	(61,000)	—
Federal current	—	107,000	—	115,000
Foreign current	90,000	(45,000)	239,000	122,000
Valuation allowances	1,386,000	(2,942,000)	4,351,000	6,395,000
Total income tax (benefit) expense	$(720,000)	$(2,000)	$(1,498,000)	$173,000
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of September 30, 2017 and December 31, 2016, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2017 and December 31, 2016, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Business Combinations
2017 Business Combination
For the nine months ended September 30, 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2017 property acquisitions accounted for as

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

asset acquisitions. On September 26, 2017, we, through a majority-owned subsidiary of Trilogy, acquired a pharmaceutical business in Nashville, Tennessee from an unaffiliated third party for a contract purchase price of $7,500,000, plus closing costs and an acquisition fee paid to our advisor, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The acquisition of such pharmaceutical business was accounted for as a business combination. Based on quantitative and qualitative considerations, such business combination we completed during 2017 was not material.
2016 Business Combinations
For the nine months ended September 30, 2016, using cash on hand and debt financing, we completed 11 property acquisitions comprising 17 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $437,025,000, plus closing costs and acquisition fees of $11,821,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 11 property acquisitions for the nine months ended September 30, 2016:

2016 Property Acquisitions
Building and improvements	$396,665,000
Land	36,345,000
Furniture, fixtures and equipment	644,000
In-place leases	40,059,000
Above-market leases	1,324,000
Certificates of need	18,410,000
Purchase option assets	(56,792,000)
Total assets acquired	436,655,000
Below-market leases	(1,423,000)
Total liabilities assumed	(1,423,000)
Net assets acquired	$435,232,000
Assuming the property acquisitions in 2016 discussed above had occurred on January 1, 2015, for the three and nine months ended September 30, 2016, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenue	$248,949,000	$746,682,000
Net loss	$(51,121,000)	$(133,978,000)
Net loss attributable to controlling interest	$(37,277,000)	$(94,311,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.19)	$(0.49)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 1, 2015. In addition, acquisition related expenses associated with the property acquisitions have been excluded from the pro forma results in 2016. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
18. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at such time. As of September 30, 2017, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
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
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain (loss) on dispositions of real estate investments, impairment of real estate investments, foreign currency gain (loss), other income (expense), loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended September 30, 2017
Revenues:
Resident fees and services	$—	$—	$—	$—	$16,213,000	$214,555,000	$230,768,000
Real estate revenue	19,971,000	3,775,000	2,964,000	5,270,000	—	—	31,980,000
Total revenues	19,971,000	3,775,000	2,964,000	5,270,000	16,213,000	214,555,000	262,748,000
Expenses:
Property operating expenses	—	—	—	—	10,823,000	188,224,000	199,047,000
Rental expenses	7,343,000	415,000	375,000	166,000	—	—	8,299,000
Segment net operating income	$12,628,000	$3,360,000	$2,589,000	$5,104,000	$5,390,000	$26,331,000	$55,402,000
Expenses:
General and administrative							$9,270,000
Acquisition related expenses							71,000
Depreciation and amortization							27,579,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(14,773,000)
Loss in fair value of derivative financial instruments							(59,000)
Loss on dispositions of real estate investments							(9,000)
Loss from unconsolidated entities							(1,494,000)
Foreign currency gain							1,384,000
Other income							210,000
Income before income taxes							3,741,000
Income tax benefit							720,000
Net income							$4,461,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended September 30, 2016
Revenues:
Resident fees and services	$—	$—	$—	$—	$15,871,000	$202,236,000	$218,107,000
Real estate revenue	19,686,000	2,994,000	3,600,000	4,543,000	—	—	30,823,000
Total revenues	19,686,000	2,994,000	3,600,000	4,543,000	15,871,000	202,236,000	248,930,000
Expenses:
Property operating expenses	—	—	—	—	10,660,000	176,580,000	187,240,000
Rental expenses	7,142,000	231,000	145,000	135,000	—	—	7,653,000
Segment net operating income	$12,544,000	$2,763,000	$3,455,000	$4,408,000	$5,211,000	$25,656,000	$54,037,000
Expenses:
General and administrative							$7,232,000
Acquisition related expenses							15,936,000
Depreciation and amortization							71,384,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(13,027,000)
Gain in fair value of derivative financial instruments							989,000
Loss from unconsolidated entities							(2,355,000)
Foreign currency loss							(1,502,000)
Other income							42,000
Loss before income taxes							(56,368,000)
Income tax benefit							2,000
Net loss							$(56,366,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Nine Months Ended September 30, 2017
Revenues:
Resident fees and services	$—	$—	$—	$—	$48,048,000	$634,252,000	$682,300,000
Real estate revenue	58,879,000	11,228,000	9,717,000	15,598,000	—	—	95,422,000
Total revenues	58,879,000	11,228,000	9,717,000	15,598,000	48,048,000	634,252,000	777,722,000
Expenses:
Property operating expenses	—	—	—	—	32,507,000	563,592,000	596,099,000
Rental expenses	22,068,000	1,204,000	1,152,000	501,000	—	—	24,925,000
Segment net operating income	$36,811,000	$10,024,000	$8,565,000	$15,097,000	$15,541,000	$70,660,000	$156,698,000
Expenses:
General and administrative							$24,642,000
Acquisition related expenses							532,000
Depreciation and amortization							88,442,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(45,356,000)
Gain in fair value of derivative financial instruments							44,000
Gain on dispositions of real estate investments							3,370,000
Impairment of real estate investments							(4,883,000)
Loss from unconsolidated entities							(3,668,000)
Foreign currency gain							3,697,000
Other income							673,000
Loss before income taxes							(3,041,000)
Income tax benefit							1,498,000
Net loss							$(1,543,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Nine Months Ended September 30, 2016
Revenues:
Resident fees and services	$—	$—	$—	$—	$46,612,000	$604,953,000	$651,565,000
Real estate revenue	54,302,000	5,305,000	13,744,000	13,840,000	—	—	87,191,000
Total revenues	54,302,000	5,305,000	13,744,000	13,840,000	46,612,000	604,953,000	738,756,000
Expenses:
Property operating expenses	—	—	—	—	31,616,000	537,110,000	568,726,000
Rental expenses	19,727,000	385,000	1,075,000	395,000	—	—	21,582,000
Segment net operating income	$34,575,000	$4,920,000	$12,669,000	$13,445,000	$14,996,000	$67,843,000	$148,448,000
Expenses:
General and administrative							$21,379,000
Acquisition related expenses							24,184,000
Depreciation and amortization							212,596,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(32,350,000)
Loss in fair value of derivative financial instruments							(54,000)
Loss from unconsolidated entities							(6,916,000)
Foreign currency loss							(6,544,000)
Other income							411,000
Loss before income taxes							(155,164,000)
Income tax expense							(173,000)
Net loss							$(155,337,000)
Assets by reportable segment as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Integrated senior health campuses	$1,353,987,000	$1,330,597,000
Medical office buildings	668,752,000	699,381,000
Senior housing — RIDEA	281,015,000	286,058,000
Senior housing	231,676,000	212,314,000
Skilled nursing facilities	129,948,000	129,984,000
Hospitals	124,320,000	127,258,000
Other	7,492,000	8,926,000
Total assets	$2,797,190,000	$2,794,518,000
As of September 30, 2017 and December 31, 2016, goodwill of $75,309,000 and $75,265,000, respectively, was allocated to integrated senior health campuses and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$261,551,000	$247,881,000	$774,230,000	$735,344,000
International	1,197,000	1,049,000	3,492,000	3,412,000
Total revenues	$262,748,000	$248,930,000	$777,722,000	$738,756,000
The following is a summary of real estate investments, net by geographic regions as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Real estate investments, net:
United States	$2,105,942,000	$2,089,247,000
International	52,940,000	49,734,000
Total real estate investments, net	$2,158,882,000	$2,138,981,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2017, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in Indiana accounted for 35.4% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of September 30, 2017, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 43.4%, 30.0%, 10.3%, 6.3%, 5.9% and 4.1%, respectively, of our annualized base rent or annualized net operating income. As of September 30, 2017, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of September 30, 2017.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 and $6,000, respectively, for the three months ended September 30, 2017 and 2016, and $19,000 and $12,000, respectively, for the nine months ended September 30, 2017 and 2016. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2017 and 2016, there were 46,000 and 40,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2017 and 2016, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods.
21. Subsequent Event
Amendment to Trilogy PropCo Credit Agreement
On October 27, 2017, we entered into an amendment to the Trilogy PropCo Credit Agreement, or the Trilogy PropCo Amendment, with KeyBank, as administrative agent, and a syndicate of other banks, as lenders, to amend the terms of the Trilogy PropCo Credit Agreement.
The material terms of the Trilogy PropCo Amendment provide for: (i) a reduction of the total commitment under the Trilogy PropCo Line of Credit from $300,000,000 to $250,000,000; (ii) a revision to the definition of applicable margin, pursuant to which the Trilogy PropCo Line of Credit bears interest at a floating rate based on LIBOR, plus an applicable margin of 4.00% per annum or an alternate base rate plus an applicable margin of 3.00% per annum, at the Trilogy PropCo Borrowers' option; and (iii) the Trilogy PropCo Borrowers' obligation to pay to KeyBank the unused fee that has accrued with respect to the portion of the total commitment being reduced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 15, 2017. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2017 and December 31, 2016, together with our results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion. As of September 30, 2017, a total of $155,616,000 in distributions were reinvested and 16,712,987 shares of our common stock were issued pursuant to the Secondary DRIP Offering.

On October 5, 2016, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an initial estimated per share net asset value, or NAV, of our common stock of $9.01. On October 4, 2017, our board approved and established a revised estimated per share NAV of our common stock of $9.27. We are providing the estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Reports on Form 8-K filed with the SEC on October 7, 2016 and October 5, 2017, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our initial and revised estimated per share NAV, respectively.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2017 and expires on February 26, 2018. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2017, we owned and/or operated 95 properties, comprising 99 buildings, and 107 integrated senior health campuses including completed development projects, or approximately 12,516,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,837,375,000. In addition, as of September 30, 2017, we have invested $98,011,000 in real estate-related investments, net of principal repayments. As of September 30, 2017, our portfolio capitalization rate was approximately 7.4%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the contract purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
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
Acquisitions and Dispositions in 2017
For a discussion of our acquisitions and dispositions of investments in 2017, see Note 3, Real Estate Investments, Net, and Note 17, Business Combinations, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of September 30, 2017, our properties were 94.6% leased and during the remainder of 2017, 2.4% of the leased GLA is scheduled to expire. For the three months ended September 30, 2017, our senior housing — RIDEA facilities and integrated senior health campuses were 85.5% and 85.5% leased, respectively. For the nine months ended September 30, 2017, our senior housing — RIDEA facilities and integrated senior health campuses were 84.7% and 85.5% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2017, our remaining weighted average lease term was 8.6 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2017 and 2016
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at each such time. As of September 30, 2017, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Except where otherwise noted, the changes in our results of operations are primarily due to owning 99 buildings and 107 integrated senior health campuses as of September 30, 2017, as compared to owning 91 buildings and 102 integrated senior health campuses as of September 30, 2016. As of September 30, 2017 and 2016, we owned the following types of properties:

	September 30,
	2017			2016
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	107	$1,417,074,000	(1)	102	$1,356,780,000	(1)
Medical office buildings	63	659,095,000	92.3%	60	638,645,000	92.8%
Senior housing	14	173,391,000	100%	10	134,860,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	6	105,500,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	206	$2,837,375,000	94.6%	193	$2,695,600,000	94.7%
___________

(1)
For the three months ended September 30, 2017 and 2016, the leased percentage for the resident units of our integrated senior health campuses was 85.5% and 86.9%, respectively. For the nine months ended September 30, 2017 and 2016, the leased percentage for the resident units of our integrated senior health campuses was 85.5% and 87.7%, respectively.

(2)
For the three months ended September 30, 2017 and 2016, the leased percentage for the resident units of our senior housing — RIDEA facilities was 85.5% and 85.5%, respectively. For the nine months ended September 30, 2017 and 2016, the leased percentage for the resident units of our senior housing — RIDEA facilities was 84.7% and 84.9%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three and nine months ended September 30, 2017 and 2016, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three and nine months ended September 30, 2017 and 2016, real estate revenue primarily consisted of base rent and expense recoveries.
Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Resident Fees and Services
Integrated senior health campuses	$214,555,000	$202,236,000	$634,252,000	$604,953,000
Senior housing — RIDEA	16,213,000	15,871,000	48,048,000	46,612,000
Total resident fees and services	230,768,000	218,107,000	682,300,000	651,565,000
Real Estate Revenue
Medical office buildings	19,971,000	19,686,000	58,879,000	54,302,000
Senior housing	5,270,000	4,543,000	15,598,000	13,840,000
Skilled nursing facilities	3,775,000	2,994,000	11,228,000	5,305,000
Hospitals	2,964,000	3,600,000	9,717,000	13,744,000
Total real estate revenue	31,980,000	30,823,000	95,422,000	87,191,000
Total revenues	$262,748,000	$248,930,000	$777,722,000	$738,756,000

Property Operating Expenses and Rental Expenses
For the three months ended September 30, 2017 and 2016, property operating expenses primarily consisted of administration and benefits expense of $176,251,000 and $164,859,000, respectively. For the nine months ended September 30, 2017 and 2016, property operating expenses primarily consisted of administration and benefits expense of $520,058,000 and $491,437,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Property Operating Expenses
Integrated senior health campuses	$188,224,000	87.7%	$176,580,000	88.0%	$563,592,000	88.9%	$537,110,000	88.8%
Senior housing — RIDEA	10,823,000	66.8%	10,660,000	66.0%	32,507,000	67.7%	31,616,000	67.8%
Total property operating expenses	$199,047,000	86.3%	$187,240,000	86.4%	$596,099,000	87.4%	$568,726,000	87.3%

Rental Expenses
Medical office buildings	$7,343,000	36.8%	$7,142,000	33.0%	$22,068,000	37.5%	$19,727,000	36.3%
Skilled nursing facilities	415,000	11.0%	231,000	2.6%	1,204,000	10.7%	385,000	7.3%
Hospitals	375,000	12.7%	145,000	13.7%	1,152,000	11.9%	1,075,000	7.8%
Senior housing	166,000	3.1%	135,000	2.9%	501,000	3.2%	395,000	2.9%
Total rental expenses	$8,299,000	26.0%	$7,653,000	23.4%	$24,925,000	26.1%	$21,582,000	24.8%
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
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset management fees — affiliates	$4,713,000	$4,427,000	$14,054,000	$12,373,000
Bad debt expense	2,313,000	1,160,000	5,220,000	3,308,000
Professional and legal fees	992,000	783,000	2,077,000	2,564,000
Transfer agent services	306,000	375,000	997,000	1,189,000
Franchise taxes	241,000	(139,000)	400,000	288,000
Stock compensation expense	195,000	196,000	390,000	589,000
Bank charges	104,000	94,000	301,000	258,000
Directors’ and officers’ liability insurance	80,000	78,000	241,000	233,000
Restricted stock compensation	71,000	90,000	171,000	151,000
Board of directors fees	61,000	54,000	182,000	181,000
Other	194,000	114,000	609,000	245,000
Total	$9,270,000	$7,232,000	$24,642,000	$21,379,000
The increase in general and administrative expenses for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily due to the increase in asset management fees and bad debt expense, partially offset by the decrease in professional and legal fees. The increase in asset management fees for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily the result of the increase in our average invested assets in 2017 as compared to 2016 through capital expenditures and property acquistions.
Acquisition Related Expenses
For the three and nine months ended September 30, 2017, acquisition related expenses were $71,000 and $532,000, respectively, which primarily related to our one business combination in 2017 as well as additional expenses associated with our prior year property acquisitions accounted for as business combinations. For the three and nine months ended September 30, 2016, acquisition related expenses were $15,936,000 and $24,184,000, respectively, which primarily related to expenses associated with our four and 13 property acquisitions, respectively, accounted for as business combinations, including acquisition fees of $3,524,000 and $8,551,000, respectively, incurred to our advisor and its affiliates.
Depreciation and Amortization
For the three months ended September 30, 2017 and 2016, depreciation and amortization was $27,579,000 and $71,384,000, respectively, which primarily consisted of depreciation on our operating properties of $20,611,000 and $18,050,000, respectively, and amortization on our identified intangible assets of $6,841,000 and $53,045,000, respectively.
For the nine months ended September 30, 2017 and 2016, depreciation and amortization was $88,442,000 and $212,596,000, respectively, which primarily consisted of depreciation on our operating properties of $61,453,000 and $49,719,000, respectively, and amortization on our identified intangible assets of $26,599,000 and $162,090,000, respectively.
The decrease in amortization expense during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily the result of amortization expense on our identified intangible assets recognized during the three and nine months ended September 30, 2016 of $46,704,000 and $150,732,000, respectively, which related to $211,317,000 of in-place leases of our integrated senior health campuses and senior housing — RIDEA properties that were fully amortized during 2016 and therefore no expense was incurred during 2017.
Interest Expense
For the three and nine months ended September 30, 2017 and 2016, interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense — mortgage loans payable	$7,109,000	$5,570,000	$19,450,000	$13,400,000
Interest expense — lines of credit and term loans and derivative financial instruments	5,976,000	6,075,000	18,795,000	15,552,000
Amortization of deferred financing costs — lines of credit and term loans	978,000	902,000	2,828,000	2,549,000
Amortization of deferred financing costs — mortgage loans payable	296,000	392,000	1,120,000	577,000
Amortization of debt discount/premium, net	142,000	88,000	858,000	272,000
Loss (gain) in fair value of derivative financial instruments	59,000	(989,000)	(44,000)	54,000
Loss on extinguishment of mortgage loan payable	—	—	1,432,000	—
Interest expense on other liabilities	272,000	—	873,000	—
Total	$14,832,000	$12,038,000	$45,312,000	$32,404,000
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
Our total capacity to pay operating expenses, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of September 30, 2017, our cash on hand was $35,876,000 and we had $316,965,000 available on our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $12,069,000 to pay interest on our outstanding indebtedness in the remainder of 2017, based on interest rates in effect as of September 30, 2017. In addition, we estimate that we will require $2,349,000 to pay principal on our outstanding indebtedness in the remainder of 2017. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the properties we owned as of September 30, 2017, we estimate that our expenditures for capital improvements and tenant improvements will require up to $18,204,000 for the remaining three months of 2017. As of September 30, 2017, we had $11,114,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents — beginning of period	$29,123,000	$48,953,000
Net cash provided by operating activities	88,540,000	92,398,000
Net cash used in investing activities	(90,521,000)	(311,913,000)
Net cash provided by financing activities	8,602,000	207,781,000
Effect of foreign currency translation on cash and cash equivalents	132,000	(72,000)
Cash and cash equivalents — end of period	$35,876,000	$37,147,000

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2017 and 2016, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See Results of Operations above for a further discussion. We anticipate cash flows from operating activities to increase as we acquire additional real estate and real estate-related investments.
Investing Activities
For the nine months ended September 30, 2017, cash flows used in investing activities primarily related to our 2017 acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $102,241,000 and capital expenditures of $25,804,000, partially offset by principal repayments on real estate notes receivable of $26,752,000 and proceeds from real estate dispositions of $15,993,000. For the nine months ended September 30, 2016, cash flows used in investing activities related primarily to our 13 property acquisitions in the amount of $277,949,000 and capital expenditures of $30,441,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will continue to decrease due to fewer anticipated acquisitions as a result of the termination of the primary portion of our initial offering in March 2015.
Financing Activities
For the nine months ended September 30, 2017, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $230,452,000, partially offset by the settlement of mortgage loans payable in the amount of $100,775,000, net payments on our lines of credit and term loans in the amount of $56,283,000, distributions to our common stockholders of $41,526,000 and share repurchases of $24,022,000. For the nine months ended September 30, 2016, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loan in the amount of $259,484,000, partially offset by distributions to our common stockholders of $38,343,000 and share repurchases of $14,833,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on December 31, 2017. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
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

The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$41,526,000		$38,343,000
Distributions reinvested	47,453,000		48,692,000
	$88,979,000		$87,035,000
Sources of distributions:
Cash flows from operations	$88,540,000	99.5%	$87,035,000	100%
Proceeds from borrowings	439,000	0.5	—	—
	$88,979,000	100%	$87,035,000	100%
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
As of September 30, 2017, we had an amount payable of $1,992,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 3, Real Estate Investments, Net — Dispositions in 2017, and Note 14, Related Party Transactions — Liquidity Stage — Dispositions Fees, to our accompanying condensed consolidated financial statements for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014 and waiver of the disposition fees in 2017, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$41,526,000		$38,343,000
Distributions reinvested	47,453,000		48,692,000
	$88,979,000		$87,035,000
Sources of distributions:
FFO attributable to controlling interest	$78,175,000	87.9%	$47,646,000	54.7%
Proceeds from borrowings	10,804,000	12.1	39,389,000	45.3
	$88,979,000	100%	$87,035,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2017, our aggregate borrowings were 37.2% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 14, 2017 and September 30, 2017, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2017, we had $638,584,000 ($615,346,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2017, we had $593,035,000 outstanding and $316,965,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of November 14, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of September 30, 2017, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.79% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans and fixed interest rate swaps and interest rate cap; and (iii) ground and other lease obligations, capital leases and other liabilities as of September 30, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$2,335,000	$20,016,000	$32,064,000	$474,435,000	$528,850,000
Interest payments — fixed-rate debt	4,676,000	37,690,000	34,902,000	234,248,000	311,516,000
Principal payments — variable-rate debt	14,000	682,067,000	20,688,000	—	702,769,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2017)	7,393,000	40,791,000	1,319,000	—	49,503,000
Ground and other lease obligations	5,282,000	45,231,000	47,927,000	225,725,000	324,165,000
Capital leases	1,937,000	12,609,000	5,146,000	85,000	19,777,000
Other liabilities	—	2,000,000	—	—	2,000,000
Total	$21,637,000	$840,404,000	$142,046,000	$934,493,000	$1,938,580,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $8,950,000, the majority of which we expect to pay in 2018. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the nine months ended September 30, 2017 and 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our initial offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent receivables, gains or losses from the early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2017 and 2016. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$4,461,000	$(56,366,000)	$(1,543,000)	$(155,337,000)
Add:
Depreciation and amortization — consolidated properties	27,579,000	71,384,000	88,442,000	212,596,000
Depreciation and amortization — unconsolidated properties	270,000	267,000	795,000	665,000
Impairment of real estate investments	—	—	4,883,000	—
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	176,000	13,921,000	6,051,000	39,245,000
Less:
Loss (gain) on dispositions of real estate investments	9,000	—	(3,370,000)	—
Depreciation, amortization, impairments and (gain) loss on dispositions related to redeemable noncontrolling interests and noncontrolling interests	(4,792,000)	(17,529,000)	(17,083,000)	(49,523,000)
FFO attributable to controlling interest	$27,703,000	$11,677,000	$78,175,000	$47,646,000

Acquisition related expenses(1)	$71,000	$15,936,000	$532,000	$24,184,000
Amortization of above- and below-market leases(2)	183,000	225,000	538,000	716,000
Amortization of loan and closing costs(3)	57,000	231,000	164,000	607,000
Change in deferred rent receivables(4)	(1,110,000)	(4,520,000)	(3,913,000)	(8,017,000)
Loss on extinguishment of mortgage loan payable(5)	—	—	1,432,000	—
Loss (gain) in fair value of derivative financial instruments(6)	59,000	(989,000)	(44,000)	54,000
Foreign currency (gain) loss(7)	(1,384,000)	1,502,000	(3,697,000)	6,544,000
Adjustments for unconsolidated properties(8)	582,000	713,000	1,520,000	1,627,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(8)	(495,000)	(567,000)	(1,659,000)	(1,045,000)
MFFO attributable to controlling interest	$25,666,000	$24,208,000	$73,048,000	$72,316,000
Weighted average common shares outstanding — basic and diluted	198,733,528	195,027,512	197,832,280	193,660,666
Net income (loss) per common share — basic and diluted	$0.02	$(0.29)	$(0.01)	$(0.80)
FFO attributable to controlling interest per common share — basic and diluted	$0.14	$0.06	$0.40	$0.25
MFFO attributable to controlling interest per common share — basic and diluted	$0.13	$0.12	$0.37	$0.37
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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to NOI for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$4,461,000	$(56,366,000)	$(1,543,000)	$(155,337,000)
General and administrative	9,270,000	7,232,000	24,642,000	21,379,000
Acquisition related expenses	71,000	15,936,000	532,000	24,184,000
Depreciation and amortization	27,579,000	71,384,000	88,442,000	212,596,000
Interest expense	14,832,000	12,038,000	45,312,000	32,404,000
Loss (gain) on dispositions of real estate investments	9,000	—	(3,370,000)	—
Impairment of real estate investments	—	—	4,883,000	—
Loss from unconsolidated entities	1,494,000	2,355,000	3,668,000	6,916,000
Foreign currency (gain) loss	(1,384,000)	1,502,000	(3,697,000)	6,544,000
Other income	(210,000)	(42,000)	(673,000)	(411,000)
Income tax (benefit) expense	(720,000)	(2,000)	(1,498,000)	173,000
Net operating income	$55,402,000	$54,037,000	$156,698,000	$148,448,000
Subsequent Event
For a discussion of a subsequent event, see Note 21, Subsequent Event, to our accompanying condensed consolidated financial statements.
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

We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2017, our interest rate cap and interest rate swaps are recorded in other assets, net in our accompanying condensed consolidated balance sheets at their aggregate fair value of $2,026,000. We do not enter into derivative transactions for speculative purposes.
The table below presents, as of September 30, 2017, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$—	$28,650,000	$—	$—	$—	$28,650,000	$29,708,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	—%	6.75%	—%	—%	—%	6.75%	—
Variable-rate notes receivable — principal payments	$4,526,000	$—	$—	$—	$—	$—	$4,526,000	$4,532,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of September 30, 2017)	7.24%	—%	—%	—%	—%	—%	7.24%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,387,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$2,335,000	$9,825,000	$10,191,000	$21,385,000	$10,679,000	$474,435,000	$528,850,000	$461,667,000
Weighted average interest rate on maturing fixed-rate debt	3.63%	3.65%	3.66%	4.88%	3.60%	3.39%	3.46%	—
Variable-rate debt — principal payments	$14,000	$78,271,000	$603,796,000	$12,474,000	$8,214,000	$—	$702,769,000	$704,754,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2017)	5.73%	5.49%	3.74%	7.23%	5.38%	—%	4.01%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of September 30, 2017, the carrying value of our real estate notes receivable and debt security investment, net was $100,133,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.91% per annum based on rates in effect as of September 30, 2017. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of September 30, 2017, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $638,584,000 ($615,346,000, including discount/premium and deferred financing costs, net) as of September 30, 2017. As of September 30, 2017, we had 46 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.17% per annum and a weighted average effective interest rate of 4.00%. In addition, as of September 30, 2017, we had $593,035,000 outstanding under our lines of credit and term loans at a weighted-average interest rate of 3.68% per annum.
As of September 30, 2017, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.79% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of September 30, 2017, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on one of our lines of credit and term loans and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of September 30, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $4,342,000, or 8.51% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2017, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $14,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on December 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering monthly in arrears, only from legally available funds.
The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$41,526,000		$38,343,000
Distributions reinvested	47,453,000		48,692,000
	$88,979,000		$87,035,000
Sources of distributions:
Cash flows from operations	$88,540,000	99.5%	$87,035,000	100%
Proceeds from borrowings	439,000	0.5	—	—
	$88,979,000	100%	$87,035,000	100%
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
As of September 30, 2017, we had an amount payable of $1,992,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to the initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 3, Real Estate Investments, Net — Dispositions in 2017, and Note 14, Related Party Transactions — Liquidity Stage — Dispositions Fees, to our accompanying condensed consolidated financial statements for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014 and waiver of the disposition fees in 2017, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant the Secondary DRIP Offering and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$41,526,000		$38,343,000
Distributions reinvested	47,453,000		48,692,000
	$88,979,000		$87,035,000
Sources of distributions:
FFO attributable to controlling interest	$78,175,000	87.9%	$47,646,000	54.7%
Proceeds from borrowings	10,804,000	12.1	39,389,000	45.3
	$88,979,000	100%	$87,035,000	100%
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
On October 4, 2017, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established a revised estimated per share NAV of our common stock of $9.27. We are providing this revised estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The revised estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee of the board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
The revised estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the revised estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our revised estimated per share NAV;

•	a stockholder would ultimately realize distributions per share equal to our revised estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our revised estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by the board to assist in its determination of the revised estimated per share NAV, would agree with our estimated per share NAV; or

•	the methodology used to estimate our revised per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, reporting requirements.
Further, the estimated revised per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the revised estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 5, 2017.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of November 14, 2017, properties located in Indiana accounted for approximately 35.4% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payers to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.

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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the PQRS group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years later. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans, short-term limited duration insurance and health reimbursement arrangements. At this time, the proposed legislation has not been drafted. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. 19 State Attorney

Generals filed suit to force the Trump Administration to reinstate the cost-share subsidy payments. On October 25, 2017, a California judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost-share subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
On October 17, 2017, Senate health committee leaders unveiled a new, bipartisan deal to stabilize Healthcare Reform Act markets. This new deal aims to guarantee cost-sharing subsidies for two years and restore the Healthcare Reform Act’s outreach funding cut off by the Trump administration in exchange for allowing states to pursue alternative regulations without critically gutting the Healthcare Reform Act’s basic mandated benefits and framework. Therefore, at this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
In addition, the Trump administration has commented on the possibility that it may seek to cease the additional subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange. There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. On October 17, 2017, Senate health committee leaders unveiled a new, bipartisan deal to stabilize Healthcare Reform Act markets. This new deal aims to guarantee cost-sharing subsidies for two years and restore the Healthcare Reform Act’s outreach funding cut off by the Trump administration in exchange for allowing states to pursue alternative regulations without critically gutting the Healthcare Reform Act’s basic mandated benefits and framework. However, while President Trump initially praised the new proposed deal, by October 18, 2017, he criticized the deal as an insurance company bailout because of the subsidy funding. Therefore, at this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
Although the Healthcare Reform Act has not been replaced or repealed, the Trump administration has commented on the possibility that it may seek to cease subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange. There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2017, we issued 15,000 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
During the three months ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	(1)
August 1, 2017 to August 31, 2017	3,038	$8.86	3,038	(1)
September 1, 2017 to September 30, 2017	1,042,201	$8.96	1,042,201	(1)
Total	1,045,239	$8.96	1,045,239
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 14, 2017	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2017	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)