Form 10-K
period 2017-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2018-03-16
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On October 4, 2017, the registrant’s board of directors established an updated estimated per share net asset value of the registrant’s common stock of $9.27 as of June 30, 2017. As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 196,802,695 shares of common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $1,824,361,000, assuming a market value as of that date of $9.27 per share.
As of March 9, 2018, there were 200,986,068 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT III, Inc. definitive proxy statement for the 2018 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our distribution reinvestment plan, or the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2017, a total of $171,170,000 in distributions were reinvested and 18,407,015 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
On October 4, 2017, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.27. We are providing the updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 5, 2017, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin

Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
Key Developments during 2017 and 2018

•
On August 3, 2017, we entered into a First Amendment, Waiver and Commitment Increase Agreement, or the Amendment, with Bank of America, N.A., KeyBank, National Association, or KeyBank, and the lenders named therein, to amend the 2016 Corporate Credit Agreement, as defined in Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The material terms of the Amendment include: (i) an increase in the term loan credit facility from $200,000,000 to $250,000,000; and (ii) the addition of Bank of the West as a party to the 2016 Corporate Credit Agreement and a Term Loan Lender and Lender, as defined in the 2016 Corporate Credit Agreement. As a result of the Amendment, our aggregate borrowing capacity under the term loan credit facility and revolving line of credit increased to $550,000,000. See Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On October 4, 2017, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.27.

•
On October 27, 2017, we entered into an amendment, or the Trilogy PropCo Amendment, with KeyBank, and a syndicate of other banks, as lenders, to amend the terms of the Trilogy PropCo Credit Agreement, as defined in Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The material terms of the Trilogy PropCo Amendment include: (i) a reduction of the total commitment under the line of credit pursuant to the Trilogy PropCo Credit Agreement from $300,000,000 to $250,000,000; and (ii) a revision to the definition of applicable margin, pursuant to which the line of credit bears interest at a floating rate based on an adjusted London Interbank Offered Rate, plus an applicable margin of 4.00% per annum or an alternate base rate plus an applicable margin of 3.00% per annum, at the borrowers’ option. See Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
During 2017, we expanded our integrated senior health campuses segment by $100,234,000 through the completion of development projects, as well as the acquisition of additional campuses, land parcels for development and a pharmaceutical business through our majority-owned subsidiary, Trilogy Investors, LLC.

•
As of March 16, 2018, we owned and/or operated 96 properties, comprising 100 buildings, and 108 integrated senior health campuses including completed development projects, or approximately 12,826,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,866,099,000. In addition, as of March 16, 2018, we have invested $90,878,000 in real estate-related investments, net of principal repayments.

Our Structure
The following is a summary of our organizational structure as of March 16, 2018:
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
In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which have limited or no relevant operating histories and no current income. Our advisor makes this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
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

We have not invested more than 10.0% of the proceeds available for investment from our initial offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property is considered unimproved or currently non-income producing property for purposes of this limitation if it: (i) is not acquired for the purpose of currently producing rental or other operating income; or (ii) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We have not invested more than 10.0% of the proceeds available for investment from our initial offering in commercial mortgage-backed securities. In addition, we have not invested more than 10.0% of the proceeds available for investment from our initial offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment, and we have not invested more than 25.0% of the proceeds available for investment from our initial offering in international properties. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of debt financing available.
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

Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons. See “Joint Ventures” below for a further discussion.
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
We have obtained and we intend to continue to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. See Item 1A, Risk Factors — Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns, for a further discussion.
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
Joint Ventures
We have entered into and we may continue to enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may continue to enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
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
We may invest in general partnerships or joint ventures with other Griffin Capital or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner, for a further discussion.
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
Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage-backed securities generally are pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They typically are issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received in the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade commercial mortgage-backed securities. However, we have not invested more than 10.0% of the initial offering proceeds available for investment in commercial mortgage-backed securities.
We have not invested more than 10.0% of the proceeds available for investment from our initial offering in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities, the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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

We generally anticipate that our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2017, our aggregate borrowings were 38.0% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 16, 2018 and December 31, 2017, our leverage did not exceed 300% of the value of our net assets.
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
Our advisor and our board will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. See Item 1A, Risk Factors — Federal Income Tax Risks, for a further discussion. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.
Development Strategy
On an opportunistic basis, we have developed and may continue to selectively develop real estate assets when market conditions warrant. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing a finished property. Developing properties exposes us to risks such as cost overruns, carrying costs of projects under development, availability and costs of materials and labor, weather conditions and government regulation. See Item 1A, Risk Factors — Risks Related to Investments in Real Estate for additional discussion of these risks. We will retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
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

Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our initial offering and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. All or a portion of distributions to our stockholders have been paid from net offering proceeds and thus, such portion of our distributions constitutes a return of capital to our stockholders.
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
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board.
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
In addition, income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties. For additional information on the risks associated with our business, please see Item 1A, Risk Factors.
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
Significant Tenants
As of December 31, 2017, none of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent or annualized net operating income of our total property portfolio as of December 31, 2017.
Geographic Concentration
Based on leases in effect as of December 31, 2017, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in Indiana accounted for 35.6% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy. For a further discussion, see Item 2, Properties — Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2017, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.

Investment Company Act Considerations
We conduct and intend to continue to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act.
We primarily engage in the business of investing in real estate assets; however, our portfolio does include, to a much lesser extent, other real estate-related investments. We have also acquired and may continue to acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we monitor the proportion of our portfolio that is placed in investments in securities.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at each such time. As of December 31, 2017, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Medical Office Buildings. As of December 31, 2017, we owned 64 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on GLA, approximately 33.4% of our MOBs are located on hospital campuses and 3.1% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 7.5%, 7.4% and 31.0% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Hospitals. As of December 31, 2017, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations, or HMOs), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 1.2%, 1.7% and 3.3% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Skilled Nursing Facilities. As of December 31, 2017, we owned seven skilled nursing facilities, or SNFs. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure. Our skilled nursing facilities segment accounted for approximately 1.4%, 0.9% and 0.5% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Senior Housing. As of December 31, 2017, we owned 14 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. All of our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 2.0%, 1.9% and 5.3% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Senior Housing — RIDEA. As of December 31, 2017, we owned and operated 13 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 6.1%, 6.3% and 18.7% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Integrated Senior Health Campuses. As of December 31, 2017, we owned and/or operated 107 integrated senior health campuses, a majority of which are operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our integrated senior health campuses segment accounted for approximately 81.8%, 81.8% and 41.2% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
For a further discussion of our segment reporting for the years ended December 31, 2017, 2016 and 2015, including geographic information for our operations, see Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 26, 2014 and terminated the primary portion of our initial offering on March 12, 2015. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board discretion. Our board may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 12.0% of the gross offering proceeds, which amounts have been used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also are required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On October 4, 2017, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.27. We are providing this updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.

The updated estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee of the board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
The updated estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States of America, or GAAP. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our updated estimated per share NAV;

•	a stockholder would ultimately realize distributions per share equal to our updated estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our updated estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by the board to assist in its determination of the updated estimated per share NAV, would agree with our updated estimated per share NAV; or

•	the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, reporting requirements.
Further, the updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 5, 2017.
We have experienced losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto.
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

Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering monthly in arrears, only from legally available funds.
The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$55,777,000		$51,681,000
Distributions reinvested	63,008,000		64,604,000
	$118,785,000		$116,285,000
Sources of distributions:
Cash flows from operations	$118,785,000	100%	$114,357,000	98.3%
Proceeds from borrowings	—	—	1,928,000	1.7
	$118,785,000	100%	$116,285,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from debt.
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
As of December 31, 2017, we had an amount payable of $1,939,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to the initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, and Note 14, Related Party Transactions — Liquidity Stage — Dispositions Fees, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014 and waiver of the disposition fees for the dispositions of investments within our integrated senior health campuses in 2017, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$55,777,000		$51,681,000
Distributions reinvested	63,008,000		64,604,000
	$118,785,000		$116,285,000
Sources of distributions:
FFO attributable to controlling interest	$113,464,000	95.5%	$62,915,000	54.1%
Proceeds from borrowings	5,321,000	4.5	53,370,000	45.9
	$118,785,000	100%	$116,285,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part II, Item 6, Selected Financial Data.
We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2013, did not engage in any material business operations prior to the effective date of our initial offering and acquired our first property in June 2014. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:

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
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 12 other Griffin Capital-sponsored programs, including Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset REIT II, Inc., Griffin-American Healthcare REIT IV, Inc., Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.

In addition, executive officers of Griffin Capital also are officers of our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for investments identified in our public filings, our stockholders generally will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find additional suitable investments, we will hold cash on hand in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
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
Our board may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase plan at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase plan at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a quarterly basis, depending upon when during the quarter our board makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase plan includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board to waive such holding requirement in the event of the death or qualifying disability of a stockholder. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, as amended, is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we will repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase plan to provide them with liquidity. On October 4, 2017, our board approved and established an updated estimated per share NAV of our common stock of $9.27.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor, which has a one-year term that expires on February 26, 2019 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (i) the listing of the shares of our common stock on a national securities exchange; (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our initial offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering, or that are limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
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

•
Real Estate Markets — Changes in property values may fluctuate as a result of increases or decreases in construction activity, supply and demand, occupancies and rental rates. As a result, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

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
As of December 31, 2017, Trilogy Management Services, LLC, or TMS, managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or net operating income. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our initial offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and/or directors and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
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
Other than the waiver of asset management fees by our advisor in 2014 to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014, as well as the waiver of disposition fees for the dispositions of investments within our integrated senior health campuses segment in 2017, as discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.
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
All of our officers also are managing directors, officers or employees of American Healthcare Investors or other affiliated entities that have received or will receive fees in connection with our initial offering and our operations. These persons are not precluded from working with, being employed by, or investing in, any program American Healthcare Investors sponsors or may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, such persons may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.

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
Our board determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association REIT Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

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
We conduct and intend to continue to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after our offering period ends. If we are unable to invest a significant portion of the proceeds of our initial offering in properties within one year after our offering period, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
The real estate market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations. As of March 16, 2018 and December 31, 2017, no single tenant accounted for more than 10.0% of our annualized base rent or annualized net operating income of our total property portfolio.
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
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired and may acquire or selectively develop and own medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.

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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 16, 2018, properties located in Indiana accounted for approximately 35.8% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our initial offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions. ASU 2016-02 will be effective for us on January 1, 2019. See Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K for a further discussion.
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
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act, or the Reconciliation Act and the Patient Protection and Affordable Care Act collectively, the Healthcare Reform Act. The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
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
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans, short-term limited duration insurance and health reimbursement arrangements. At this time, the contemplated legislation has not been proposed. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. 19 State Attorney Generals filed suit to force the Trump Administration to reinstate the cost-share subsidy payments. On October 25, 2017, a California judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost-share subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
On January 11, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able-bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment. If the “work requirement” expands to the states’ Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenants’ ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
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
The Healthcare Reform Act is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the Healthcare Reform Act, although substantially limiting its expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and repeals the individual mandate beginning in 2019.
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
On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able-bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment. If the “work requirement” expands to the states’ Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenants’ ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.

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
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors and Medicaid Integrity Contractors programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

To maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our initial offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
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
These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our initial offering) or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate is currently 21.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 20.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 20.0% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to maintain our qualification as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to maintain our qualification as a REIT would adversely affect our stockholders’ return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the Secondary DRIP Offering, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a higher tax rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
If our stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, our stockholders should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including any investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs to satisfy minimum and other distribution requirements of the Benefit Plan or IRA and the withholding requirements that may be applicable;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA's requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the United States Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2017, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2017, we operated through six reportable business segments comprised of 100 buildings and 107 integrated senior health campuses, or approximately 12,742,000 square feet of GLA, for an aggregate contract purchase price of $2,866,099,000. These properties consisted of: 64 medical office buildings, 14 senior housing facilities, 13 senior housing — RIDEA facilities, seven skilled nursing facilities, two hospitals, as well as 107 owned and/or operated integrated senior health campuses.

The following table presents certain additional information about our properties as of December 31, 2017:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
DeKalb Professional Center	Lithonia, GA	Medical Office	19,000	0.1%	$2,830,000	$242,000	0.1%	81.2%	$15.88
Country Club MOB	Stockbridge, GA	Medical Office	17,000	0.1	2,775,000	93,000	—	33.7%	$16.53
Acworth Medical Complex	Acworth, GA	Medical Office	39,000	0.3	6,525,000	590,000	0.3	82.7%	$18.20
Wichita KS MOB	Wichita, KS	Medical Office	39,000	0.3	8,800,000	698,000	0.3	92.0%	$19.16
Delta Valley ALF Portfolio	Springdale, AR; and Batesville and Cleveland, MS	Senior Housing	127,000	1.0	21,450,000	1,681,000	0.8	100%	$13.20
Lee’s Summit MO MOB	Lee’s Summit, MO	Medical Office	39,000	0.3	6,750,000	1,001,000	0.5	100%	$25.48
Carolina Commons MOB	Indian Land, SC	Medical Office	58,000	0.5	12,000,000	1,343,000	0.6	77.2%	$29.89
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	53,000	0.4	16,150,000	1,176,000	0.6	87.8%	$25.47
Southlake TX Hospital	Southlake, TX	Hospital	142,000	1.1	128,000,000	7,038,000	3.3	100%	$49.42
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	393,000	3.1	68,500,000	6,680,000	3.1	92.8%	$18.30
Premier MOB	Novi, MI	Medical Office	45,000	0.4	12,025,000	1,035,000	0.5	90.9%	$25.41
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	470,000	3.7	135,000,000	12,279,000	5.8	96.1%	$27.15
King of Prussia PA MOB	King of Prussia, PA	Medical Office	73,000	0.6	18,500,000	1,831,000	0.9	87.8%	$28.59
North Carolina ALF Portfolio(5)	Clemmons, Huntersville, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	201,000	1.6	83,856,000	6,905,000	3.2	100%	$34.53
Orange Star Medical Portfolio	Durango, CO; and Friendswood, Keller and Wharton, TX	Medical Office and Hospital	183,000	1.4	57,650,000	4,177,000	2.0	97.5%	$23.48
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	43,000	0.3	14,949,000	1,147,000	0.5	100%	$26.94
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	46,000	0.4	13,000,000	1,034,000	0.5	100%	$22.63
Homewood AL MOB	Homewood, AL	Medical Office	28,000	0.2	7,444,000	587,000	0.3	100%	$21.01
Paoli PA Medical Plaza	Paoli, PA	Medical Office	99,000	0.8	24,820,000	2,241,000	1.1	85.0%	$26.56
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	77,000	0.6	18,650,000	1,537,000	0.7	87.2%	$23.03
Marietta GA MOB	Marietta, GA	Medical Office	41,000	0.3	13,050,000	952,000	0.4	100%	$23.31
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	585,000	4.6	75,035,000	4,668,000	2.2	77.9%	$9,287.84
Mount Dora Medical Center	Mount Dora, FL	Medical Office	51,000	0.4	16,300,000	1,366,000	0.6	96.9%	$27.45
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	282,000	2.2	66,000,000	3,839,000	1.8	92.2%	$18,924.82
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	260,000	2.0	87,500,000	6,794,000	3.2	93.1%	$21,037.94
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	41,000	0.3	12,412,000	912,000	0.4	99.6%	$22.06
Napa Medical Center	Napa, CA	Medical Office	65,000	0.5	15,700,000	1,909,000	0.9	88.9%	$32.98

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	226,000	1.8%	$36,000,000	$4,686,000	2.2%	96.6%	$21.48
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	210,000	1.6	64,000,000	4,204,000	2.0	81.3%	$20,202.92
Crown Senior Care Portfolio(6)	Peel, Isle of Man; and Aberdeen, Felixstowe, Salisbury and St. Albans, UK	Senior Housing	155,000	1.2	68,085,000	4,296,000	2.0	100%	$27.74
Washington DC SNF	Washington, D.C.	Skilled Nursing	134,000	1.1	40,000,000	4,297,000	2.0	100%	$32.14
Trilogy(7)	IN, KY, MI and OH	Integrated Senior Health Campuses	7,152,000	56.2	1,441,058,000	97,113,000	45.8	85.3%	$10,929.40
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	46,000	0.4	8,000,000	580,000	0.3	68.0%	$18.62
Marietta GA MOB II	Marietta, GA	Medical Office	22,000	0.2	5,800,000	438,000	0.2	97.1%	$20.87
Naperville MOB	Naperville, IL	Medical Office	69,000	0.5	17,385,000	1,306,000	0.6	90.6%	$20.89
Lakeview IN Medical Plaza(8)	Indianapolis, IN	Medical Office	163,000	1.3	20,000,000	3,245,000	1.5	93.0%	$21.44
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	125,000	1.0	27,500,000	1,860,000	0.9	95.1%	$16,305.42
Snellville GA MOB	Snellville, GA	Medical Office	42,000	0.3	8,300,000	782,000	0.4	100%	$18.75
Lakebrook Medical Center	Westbrook, CT	Medical Office	25,000	0.2	6,150,000	483,000	0.2	85.4%	$23.01
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	43,000	0.3	10,300,000	821,000	0.4	96.4%	$19.64
Joplin MO MOB	Joplin, MO	Medical Office	85,000	0.7	11,600,000	1,269,000	0.6	96.3%	$15.55
Austell GA MOB	Austell, GA	Medical Office	39,000	0.3	12,600,000	801,000	0.4	91.0%	$22.45
Middletown OH MOB	Middletown, OH	Medical Office	103,000	0.8	19,300,000	1,719,000	0.8	82.4%	$20.23
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham, Quincy and Weymouth, MA	Skilled Nursing	424,000	3.3	88,000,000	7,717,000	3.6	100%	$18.19
Voorhees NJ MOB	Voorhees, NJ	Medical Office	48,000	0.4	11,300,000	1,031,000	0.5	78.8%	$27.24
Norwich CT MOB Portfolio	Norwich, CT	Medical Office	56,000	0.4	15,600,000	1,239,000	0.6	96.5%	$22.82
New London CT MOB	New London, CT	Medical Office	27,000	0.2	4,850,000	515,000	0.2	100%	$19.37
Middletown OH MOB II	Middletown, OH	Medical Office	32,000	0.3	4,600,000	442,000	0.2	71.0%	$19.55
Total/weighted average(9)			12,742,000	100%	$2,866,099,000	$212,599,000	100%	94.3%	$24.18
_______

(1)	We own 100% of our properties acquired as of December 31, 2017, with the exception of Trilogy and Lakeview IN Medical Plaza.

(2)
With the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017. Annualized base rent for our senior housing — RIDEA facilities and our integrated senior health campuses is based on annualized net operating income, or NOI, a non-GAAP financial measure. See Part II, Item 6, Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases, except for our senior housing — RIDEA facilities and our integrated senior health campuses where leased percentage represents resident occupancy on the available units of the RIDEA facilities or integrated senior health campuses.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2017, except for our senior housing — RIDEA facilities and our integrated senior health campuses where average annual rent per unit is based on NOI divided by the average occupied units of the senior housing — RIDEA facilities or integrated senior health campuses.

(5)
On January 18, 2017, we added one additional building to our existing North Carolina ALF Portfolio. The other four buildings in North Carolina ALF Portfolio were acquired in January 2015 and June 2015.

(6)
On September 15, 2015, we purchased our first senior housing facility of Crown Senior Care Portfolio for a net contract purchase price of £6,850,000. On October 8, 2015 and December 8, 2015, we added two additional senior housing facilities to our existing Crown Senior Care Portfolio, for a net contract purchase price of £11,300,000 and £11,100,000, respectively. On November 15, 2016, we added the final three senior housing facilities comprising Crown Senior Care Portfolio for a net contract price of £15,276,000.

(7)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, through our majority-owned subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. NHI owns a minority interest in Trilogy REIT Holdings. Trilogy REIT Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy was approximately 67.6% at the time of acquisition. Our portion of the purchase price for Trilogy was approximately $760,356,000. Since December 1, 2015, we have expanded the Trilogy portfolio by investing an additional $100,234,000 in completed development projects and the acquisition of additional campuses, land parcels for development and a pharmaceutical business through our majority-owned subsidiary, Trilogy Investors, LLC. As of December 31, 2017, our effective ownership in Trilogy was approximately 67.7%.

(8)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with an affiliate of Cornerstone Companies, Inc., an unaffiliated third party. Our effective ownership of the joint venture is 86.0%.

(9)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities and our integrated senior health campuses.
We own fee simple interests in all of our buildings except for 11 buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

•
depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 50 years, over the shorter of the lease term or useful lives of the tenant improvements, up to 34 years, and over the estimated useful life of furniture, fixtures and equipment, up to 27 years.

For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities and our integrated senior health campuses, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2017:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2018	86	277,000	7.1%	$6,946,000	6.2%
2019	57	331,000	8.5	8,228,000	7.4
2020	64	231,000	5.9	5,444,000	4.9
2021	47	259,000	6.7	5,733,000	5.1
2022	59	386,000	9.9	9,314,000	8.4
2023	31	213,000	5.5	5,371,000	4.8
2024	19	207,000	5.3	4,286,000	3.9
2025	33	364,000	9.4	10,118,000	9.1
2026	7	47,000	1.2	1,018,000	0.9
2027	16	153,000	3.9	4,167,000	3.8
Thereafter	27	1,424,000	36.6	50,611,000	45.5
Total	446	3,892,000	100%	$111,236,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2017.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2017:

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	1	28,000	0.2%	$587,000	0.3%
Arkansas	1	51,000	0.4	623,000	0.3
California	2	65,000	0.5	1,909,000	0.9
Colorado	2	69,000	0.5	2,012,000	0.9
Connecticut	4	108,000	0.8	2,237,000	1.1
District of Columbia	1	134,000	1.1	4,297,000	2.0
Florida	2	62,000	0.5	1,895,000	0.9
Georgia	11	307,000	2.4	5,300,000	2.5
Illinois	6	122,000	1.0	2,465,000	1.2
Indiana	72	4,912,000	38.5	75,758,000	35.6
Kansas	1	40,000	0.3	698,000	0.3
Kentucky	11	743,000	5.8	2,873,000	1.4
Massachusetts	7	525,000	4.1	10,575,000	5.0
Maryland	1	77,000	0.6	1,537,000	0.7
Michigan	14	912,000	7.2	15,199,000	7.1
Mississippi	2	76,000	0.6	1,057,000	0.5
Missouri	3	350,000	2.7	6,956,000	3.3
North Carolina	5	201,000	1.6	6,905,000	3.2
Nebraska	2	282,000	2.2	3,839,000	1.8
New Jersey	3	278,000	2.2	7,159,000	3.4
New York	1	83,000	0.7	2,620,000	1.2
Ohio	23	1,599,000	12.6	15,465,000	7.3
Pennsylvania	8	557,000	4.4	12,725,000	6.0
South Carolina	1	58,000	0.5	1,343,000	0.6
Tennessee	1	46,000	0.4	1,034,000	0.5
Texas	15	692,000	5.4	17,031,000	8.0
Virginia	1	210,000	1.6	4,204,000	2.0
Total Domestic	201	12,587,000	98.8	208,303,000	98.0
Isle of Man and U.K.	6	155,000	1.2	4,296,000	2.0
Total	207	12,742,000	100%	$212,599,000	100%
 _______

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017, with the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, which are based on annualized NOI.

Indebtedness
For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our updated estimated per share NAV is $9.27 as of December 31, 2017, which updated estimated per share NAV was approved and established by our board on October 4, 2017 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.27 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the most recent estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by Griffin-American Healthcare REIT III Advisor, LLC, and the estimated per share NAV recommendation made by the audit committee of the board of directors, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on October 5, 2017, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the most recent estimated per share NAV.
Although FINRA rules require subsequent valuations to be performed at least annually, our board may decide to perform them on a quarterly basis. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor do they represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 9, 2018, we had approximately 37,384 stockholders of record.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2014 and ending on March 31, 2018. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
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

The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$55,777,000		$51,681,000
Distributions reinvested	63,008,000		64,604,000
	$118,785,000		$116,285,000
Sources of distributions:
Cash flows from operations	$118,785,000	100%	$114,357,000	98.3%
Proceeds from borrowings	—	—	1,928,000	1.7
	$118,785,000	100%	$116,285,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from debt.
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
As of December 31, 2017, we had an amount payable of $1,939,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, and Note 14, Related Party Transactions — Liquidity Stage — Dispositions Fees, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees by our advisor in order to provide us with additional funds to pay initial distributions to our stockholders through June 5, 2014 and waiver of the disposition fees in 2017, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$55,777,000		$51,681,000
Distributions reinvested	63,008,000		64,604,000
	$118,785,000		$116,285,000
Sources of distributions:
FFO attributable to controlling interest	$113,464,000	95.5%	$62,915,000	54.1%
Proceeds from borrowings	5,321,000	4.5	53,370,000	45.9
	$118,785,000	100%	$116,285,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 6, Selected Financial Data.
Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For a further discussion of our incentive plan, see Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,917,500
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,917,500
________

(1)
Through December 31, 2017, we granted an aggregate of 37,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, through December 31, 2017, we granted an aggregate of 45,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Prior to October 5, 2016, the fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire a share of our common stock in our initial offering; effective October 5, 2016, the fair value of each share at the date of grant was estimated at the most recent estimated per share NAV approved and established by our board; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan and will be repurchased at a price between 92.5% and 100% of each stockholder’s “Repurchase Amount,” as defined in our share repurchase plan, depending on the period of time their shares have been held. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the repurchase price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
During the three months ended December 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	1,174	$8.56	1,174	(1)
November 1, 2017 to November 30, 2017	—	$—	—	(1)
December 1, 2017 to December 31, 2017	718,800	$9.20	718,800	(1)
Total	719,974	$9.20	719,974
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

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 11, 2013 (Date of Inception) through December 31, 2013, and therefore, our results of operations for such period are not comparable to the years ended December 31, 2017, 2016, 2015 and 2014.

The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15, Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
Total assets	$2,800,475,000	$2,794,518,000	$2,525,019,000	$831,467,000	$202,000
Mortgage loans payable, net	$613,558,000	$495,717,000	$295,270,000	$16,742,000	$—
Lines of credit and term loans	$624,125,000	$649,317,000	$350,000,000	$—	$—
Stockholders’ equity	$1,187,850,000	$1,262,790,000	$1,492,113,000	$805,534,000	$200,000

	Years Ended December 31,				Period from January 11, 2013 (Date of Inception) through December 31, 2013
	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Total revenues	$1,054,292,000	$989,571,000	$160,476,000	$3,481,000	$—
Net income (loss)	$5,350,000	$(203,896,000)	$(115,041,000)	$(8,598,000)	$—
Net income (loss) attributable to controlling interest	$11,222,000	$(146,034,000)	$(101,333,000)	$(8,598,000)	$—
Net income (loss) per common share attributable to controlling interest — basic and diluted(1)	$0.06	$(0.75)	$(0.55)	$(0.66)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$128,103,000	$114,357,000	$(22,987,000)	$(6,329,000)	$—
Net cash used in investing activities	$(124,551,000)	$(352,687,000)	$(1,591,056,000)	$(265,470,000)	$—
Net cash provided by financing activities	$4,765,000	$226,656,000	$1,176,599,000	$776,736,000	$202,000
OTHER DATA:
Distributions declared	$118,968,000	$116,549,000	$109,957,000	$7,827,000	$—
Distributions declared per share	$0.60	$0.60	$0.60	$0.38	$—
FFO attributable to controlling interest(2)	$113,464,000	$62,915,000	$(30,815,000)	$(7,088,000)	$—
MFFO attributable to controlling interest(2)	$102,272,000	$96,528,000	$37,241,000	$985,000	$—
Net operating income(3)	$214,778,000	$195,038,000	$60,146,000	$2,582,000	$—
_________

(1)
Net income (loss) per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains and losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, gains or losses from the early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, fair value adjustment to investments in unconsolidated entities and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2017, 2016, 2015, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2017, 2016, 2015, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Years Ended December 31,				Period from January 11, 2013 (Date of Inception) through December 31, 2013
	2017	2016	2015	2014
Net income (loss)	$5,350,000	$(203,896,000)	$(115,041,000)	$(8,598,000)	$—
Add:
Depreciation and amortization — consolidated properties	113,226,000	271,307,000	75,714,000	1,510,000	—
Depreciation and amortization — unconsolidated properties	1,075,000	1,061,000	75,000	—	—
Impairment of real estate investments	14,070,000	—	—	—	—
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	5,872,000	57,862,000	13,708,000	—	—
Less:
Gain on dispositions of real estate investments	(3,370,000)	—	—	—	—
Depreciation, amortization, impairments and gain on dispositions related to redeemable noncontrolling interests and noncontrolling interests	(22,759,000)	(63,419,000)	(5,271,000)	—	—
FFO attributable to controlling interest	$113,464,000	$62,915,000	$(30,815,000)	$(7,088,000)	$—

Acquisition related expenses(a)	$(3,833,000)	$28,589,000	$74,170,000	$8,199,000	$—
Amortization of above- and below-market leases(b)	710,000	929,000	882,000	114,000	—
Amortization of loan and closing costs(c)	223,000	754,000	669,000	—	—
Change in deferred rent(d)	(5,289,000)	(10,733,000)	(2,816,000)	(240,000)	—
Loss on extinguishment of mortgage loan payable(e)	1,432,000	—	—	—	—
Gain in fair value of derivative financial instruments(f)	(383,000)	(1,968,000)	—	—	—
Foreign currency (gain) loss(g)	(4,045,000)	8,755,000	3,199,000	—	—
Fair value adjustment to investments in unconsolidated entities(h)	—	9,101,000	—	—	—
Adjustments for unconsolidated properties(i)	1,981,000	2,140,000	—	—	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(i)	(1,988,000)	(3,954,000)	(8,048,000)	—	—
MFFO attributable to controlling interest	$102,272,000	$96,528,000	$37,241,000	$985,000	$—
Weighted average common shares outstanding — basic and diluted	198,234,677	194,199,931	183,234,601	13,052,785	22,222
Net income (loss) per common share — basic and diluted	$0.03	$(1.05)	$(0.63)	$(0.66)	$—
FFO attributable to controlling interest per common share — basic and diluted	$0.57	$0.32	$(0.17)	$(0.54)	$—
MFFO attributable to controlling interest per common share — basic and diluted	$0.52	$0.50	$0.20	$0.08	$—
_________

(a)
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

(b)
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

(c)
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

(d)
Under GAAP, rental revenue or rental expense is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(e)
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

(f)
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

(g)	We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.

(h)	Includes impairment of one of our investments in unconsolidated entities, which resulted from a measurable decrease in the fair value of the real estate operations of such entity.

(i)
Includes all adjustments to eliminate the unconsolidated properties’ share or redeemable noncontrolling interests and noncontrolling interests’ share, as applicable, of the adjustments described in notes (a) – (h) above to convert our FFO to MFFO.

(3)	Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit (expense). Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2017, 2016, 2015, 2014 and for the period from January 11, 2013 (Date of Inception) through December 31, 2013:

	Years Ended December 31,				Period from January 11, 2013 (Date of Inception) through December 31, 2013
	2017	2016	2015	2014
Net income (loss)	$5,350,000	$(203,896,000)	$(115,041,000)	$(8,598,000)	$—
General and administrative	32,587,000	28,951,000	16,544,000	1,238,000	—
Acquisition related expenses	(3,833,000)	28,589,000	74,170,000	8,199,000	—
Depreciation and amortization	113,226,000	271,307,000	75,714,000	1,510,000	—
Interest expense	60,489,000	43,697,000	5,619,000	258,000	—
Gain on dispositions of real estate investments	(3,370,000)	—	—	—	—
Impairment of real estate investments	14,070,000	—	—	—	—
Loss from unconsolidated entities	5,048,000	18,377,000	590,000	—	—
Foreign currency (gain) loss	(4,045,000)	8,755,000	3,199,000	—	—
Other income	(1,517,000)	(1,085,000)	(839,000)	(25,000)	—
Income tax (benefit) expense	(3,227,000)	343,000	190,000	—	—
Net operating income	$214,778,000	$195,038,000	$60,146,000	$2,582,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2017 and 2016, together with our results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015.
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
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our distribution reinvestment plan, or the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2017, a total of $171,170,000 in distributions were reinvested and 18,407,015 shares of our common stock were issued pursuant to the Secondary DRIP Offering.

On October 4, 2017, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.27. We are providing the updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 5, 2017 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2017, we owned and/or operated 96 properties, comprising 100 buildings, and 107 integrated senior health campuses including completed development projects, or approximately 12,742,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,866,099,000. In addition, as of December 31, 2017, we had invested $90,878,000 in real estate-related investments, net of principal repayments.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, goodwill and intangibles, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.
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

Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Through December 31, 2017, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables were placed on nonaccrual status when management determined that collectability was not reasonably assured, and thus such revenue is recognized using the cash basis method.
Revenue derived from providing long-term healthcare services to residents, including resident room and care charges, community fees and other resident charges, was recognized on the date services were provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payers, including Medicaid, Medicare and private insurers, revenue was recognized based on a contractually agreed-upon amount or rate on a per patient, daily basis or as services were performed. Additionally, in accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant and resident receivables and unbilled deferred rent receivables were carried net of an allowance for uncollectible amounts. An allowance was maintained for estimated losses resulting from the inability of certain tenants, residents and payors to meet the contractual obligations under their lease or service agreements. We also maintained an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, the tenant’s or residents’ financial condition, security deposits, letters of credit, lease guarantees, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, as codified in ASC Topic 606. ASU 2014-09 provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements. For a further discussion of ASU 2014-09, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisitions we completed for the year ended December 31, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion. For the years ended December 31, 2016 and 2015, we completed 12 and 23 property acquisitions, respectively, which we accounted for as business combinations. See Note 18, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss).
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs is based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
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
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets.
The values of contingent consideration assets and liabilities, if any, are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.

Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs are charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our consolidated balance sheets. Lease inducement is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
Our long-lived assets primarily consist of investments in real estate, which we carry at our historical cost less accumulated depreciation. We periodically evaluate the impairment of a real estate investment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Until December 31, 2016 if we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we proceeded with the two-step approach to evaluating impairment. First, we estimated the fair value of the reporting unit and compared it to the reporting unit’s carrying value. If the carrying value exceeded the fair value, we proceeded with the second step, which required us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities was the implied value of goodwill and was used to determine the amount of impairment. We recognized an impairment loss to the extent the carrying value of goodwill exceeded the implied value in the current period. On January 1, 2017, we early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. For all of our reporting units, we recognize any shortfall from carrying value as an impairment loss in the current period.
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
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders.
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions and Dispositions in 2017, 2016 and 2015
For a discussion of our acquisitions and dispositions of investments in 2017, 2016 and 2015, see Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.

Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of December 31, 2017, our properties were 94.3% leased and during 2018, 7.1% of the leased GLA is scheduled to expire. Our senior housing — RIDEA facilities and integrated senior health campuses were 85.0% and 85.3%, respectively, leased for the 12 months ended December 31, 2017 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2017, our remaining weighted average lease term was 8.4 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
Comparison of the Years Ended December 31, 2017, 2016 and 2015
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at each such time. See Part I, Item 1, Business — Financial Information About Industry Segments, for a further discussion regarding our business segments. As of December 31, 2017, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Except where otherwise noted, the changes in our results of operations are primarily due to owning 100 buildings and 107 integrated senior health campuses as of December 31, 2017, as compared to 97 buildings and 104 integrated senior health campuses as of December 31, 2016 and as compared to 74 buildings and 97 integrated senior health campuses as of December 31, 2015. As of December 31, 2017, 2016 and 2015, we owned the following types of properties:

	December 31,
	2017			2016			2015
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	107	$1,441,058,000	(1)	104	$1,367,430,000	(1)	97	$1,125,000,000	(1)
Medical office buildings	64	663,835,000	92.0%	62	654,245,000	92.1%	49	521,709,000	93.5%
Senior housing	14	173,391,000	100%	13	158,391,000	100%	10	134,861,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)	12	292,535,000	(2)
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%	1	40,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	207	$2,866,099,000	94.3%	201	$2,767,881,000	94.4%	171	$2,253,885,000	95.1%
___________

(1)	The leased percentage for the resident units of our integrated senior health campuses was 85.3%, 87.3% and 86.9% for the 12 months ended December 31, 2017, 2016 and 2015, respectively.

(2)	The leased percentage for the resident units of our senior housing — RIDEA facilities was 85.0% , 86.1% and 88.0% for the 12 months ended December 31, 2017, 2016 and 2015, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the years ended December 31, 2017, 2016 and 2015, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. We did not own or operate any senior housing — RIDEA facilities prior to May 2015 and we did not own or operate any integrated senior health campuses prior to December 2015. For the years ended December 31, 2017, 2016 and 2015, real estate revenue primarily consisted of base rent and expense recoveries.
Revenue by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2017	2016	2015
Resident Fees and Services
Integrated senior health campuses	$863,029,000	$810,034,000	$66,115,000
Senior housing — RIDEA	64,192,000	62,371,000	29,964,000
Total resident fees and services	927,221,000	872,405,000	96,079,000
Real Estate Revenue
Medical office buildings	78,584,000	73,252,000	49,804,000
Senior housing	20,898,000	18,517,000	8,488,000
Skilled nursing facilities	14,884,000	8,686,000	808,000
Hospitals	12,705,000	16,711,000	5,297,000
Total real estate revenue	127,071,000	117,166,000	64,397,000
Total revenues	$1,054,292,000	$989,571,000	$160,476,000
Property Operating Expenses and Rental Expenses
For the years ended December 31, 2017, 2016 and 2015, property operating expenses primarily consisted of administration and benefits expense of $705,072,000, $661,736,000 and $16,068,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2017		2016		2015
Property Operating Expenses
Integrated senior health campuses	$763,306,000	88.4%	$722,793,000	89.2%	$60,635,000	91.7%
Senior housing — RIDEA	43,133,000	67.2%	42,346,000	67.9%	20,820,000	69.5%
Total property operating expenses	$806,439,000	87.0%	$765,139,000	87.7%	$81,455,000	84.8%

Rental Expenses
Medical office buildings	$29,344,000	37.3%	$26,863,000	36.7%	$16,806,000	33.7%
Skilled nursing facilities	1,608,000	10.8%	758,000	8.7%	53,000	6.6%
Hospitals	1,453,000	11.4%	1,235,000	7.4%	1,625,000	30.7%
Senior housing	670,000	3.2%	538,000	2.9%	391,000	4.6%
Total rental expenses	$33,075,000	26.0%	$29,394,000	25.1%	$18,875,000	29.3%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we acquire, own and/or operate in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2017	2016	2015
Asset management fees — affiliates	$18,793,000	$16,949,000	$6,831,000
Bad debt expense	6,674,000	4,105,000	1,233,000
Professional and legal fees	2,559,000	3,019,000	1,339,000
Transfer agent services	1,310,000	1,579,000	1,758,000
Stock compensation expense	986,000	1,620,000	3,165,000
Bank charges	416,000	352,000	148,000
Franchise taxes	414,000	270,000	528,000
Directors’ and officers’ liability insurance	321,000	311,000	333,000
Board of directors fees	247,000	234,000	283,000
Restricted stock compensation	216,000	196,000	109,000
Share discounts expense	—	—	580,000
Other	651,000	316,000	237,000
Total	$32,587,000	$28,951,000	$16,544,000
The increase in general and administrative in 2017 as compared to 2016 was primarily due to the increase in asset management fees and bad debt expense, partially offset by the decrease in stock compensation expense. For the years ended December 31, 2017, 2016 and 2015, we incurred $18,793,000, $16,949,000 and $6,831,000, respectively, in asset management fees to our advisor or its affiliates. The increase in asset management fees in 2017 as compared to 2016 and 2015 was primarily the result of the increase in our average invested assets in 2017 as compared to 2016 and 2015 through capital expenditures and property acquisitions.
Acquisition Related Expenses
For the year ended December 31, 2017, we recorded negative acquisition related expenses of $(3,833,000), which primarily related to $(3,885,000) of fair value adjustments to contingent consideration obligations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our contingent consideration obligations. For the year ended December 31, 2017, we also completed $113,584,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $3,025,000 associated with such property acquisitions were capitalized in accordance with ASU 2017-01. See “Critical Accounting Policies — Property Acquisitions” above for a further discussion of our adoption of ASU 2017-01 on January 1, 2017.
For the year ended December 31, 2016, acquisition related expenses were $28,589,000, which were related primarily to expenses associated with our completion of $498,656,000 in property acquisitions that we accounted for as business combinations during 2016 in accordance with ASC Topic 805, including acquisition fees of $9,591,000 incurred to our advisor. See “Critical Accounting Policies — Property Acquisitions” above for a further discussion of ASC Topic 805.
For the year ended December 31, 2015, acquisition related expenses were $74,170,000, which were related primarily to expenses associated with our completion of $1,976,185,000 in property acquisitions that we accounted for as business combinations during 2015, including acquisition fees of $36,259,000 incurred to our advisor.
Depreciation and Amortization
For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization was $113,226,000, $271,307,000 and $75,714,000, respectively, which primarily consisted of depreciation on our operating properties of $81,743,000, $68,708,000 and $25,650,000, respectively, and amortization on our identified intangible assets of $31,033,000, $201,427,000 and $50,047,000, respectively.
The decrease in amortization expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily the result of amortization expense on our identified intangible assets recognized during the year ended December 31, 2016 of $181,350,000, which related to $211,317,000 of in-place leases of our integrated senior health campuses and senior housing — RIDEA properties that were fully amortized during 2016 and therefore no expense was incurred during 2017. For the year ended December 31, 2015, we incurred amortization expense of $29,967,000 related to such leases.
Interest Expense
For the years ended December 31, 2017, 2016 and 2015, interest expense, including gain in fair value of derivative financial instruments, was $60,489,000, $43,697,000 and $5,619,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2017	2016	2015
Interest expense — mortgage loans payable	$26,632,000	$19,638,000	$3,842,000
Interest expense — lines of credit and term loans and derivative financial instruments	24,839,000	21,578,000	1,424,000
Amortization of deferred financing costs — lines of credit and term loans	4,331,000	3,456,000	467,000
Amortization of deferred financing costs — mortgage loans payable	1,446,000	1,065,000	160,000
Amortization of debt discount/premium, net	998,000	(72,000)	(274,000)
Gain in fair value of derivative financial instruments	(383,000)	(1,968,000)	—
Loss on extinguishment of mortgage loan payable	1,432,000	—	—
Interest expense on other liabilities	1,194,000	—	—
Total	$60,489,000	$43,697,000	$5,619,000
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
Our total capacity to pay operating expenses, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of December 31, 2017, our cash on hand was $33,656,000 and we had $235,875,000 available on our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $47,657,000 to pay interest on our outstanding indebtedness in 2018, based on interest rates in effect as of December 31, 2017. In addition, we estimate that we will require $88,030,000 to pay principal on our outstanding indebtedness in 2018. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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

Based on the properties we owned as of December 31, 2017, we estimate that our expenditures for capital improvements and tenant improvements will require up to $86,897,000 within the next 12 months. As of December 31, 2017, we had $11,243,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2017	2016	2015
Cash, cash equivalents and restricted cash — beginning of period	$55,677,000	$67,491,000	$505,139,000
Net cash provided by (used in) operating activities	128,103,000	114,357,000	(22,987,000)
Net cash used in investing activities	(124,551,000)	(352,687,000)	(1,591,056,000)
Net cash provided by financing activities	4,765,000	226,656,000	1,176,599,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	149,000	(140,000)	(204,000)
Cash, cash equivalents and restricted cash — end of period	$64,143,000	$55,677,000	$67,491,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2017, 2016 and 2015, cash flows provided by (used in) operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase as we acquire additional real estate and real estate-related investments.
Investing Activities
For the year ended December 31, 2017, cash flows used in investing activities primarily related to our 2017 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $123,088,000 and capital expenditures of $43,553,000, partially offset by principal repayments on real estate notes receivable of $29,478,000 and proceeds from real estate dispositions of $15,993,000. For the year ended December 31, 2016, cash flows used in investing activities primarily related to our 2016 property acquisitions in the amount of $299,448,000 and capital expenditures of $45,985,000. For the year ended December 31, 2015, cash flows used in investing activities primarily related to our 2015 property acquisitions in the amount of $1,445,888,000 and our acquisition of real estate notes receivable of $142,234,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will continue to decrease due to fewer anticipated acquisitions as a result of the termination of the primary portion of our initial offering on March 12, 2015.
Financing Activities
For the year ended December 31, 2017, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $230,611,000, partially offset by the settlement of mortgage loans payable in the amount of $100,775,000, net payments on our lines of credit and term loans in the amount of $25,192,000, distributions to our common stockholders of $55,777,000 and share repurchases of $30,656,000. For the year ended December 31, 2016, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $299,317,000, partially offset by distributions to our common stockholders of $51,681,000 and share repurchases of

$20,941,000. For the year ended December 31, 2015, cash flows provided by financing activities related to funds raised from investors in our initial offering in the amount of $975,121,000, net borrowings under our revolving line of credit and revolving notes in the amount of $350,000,000 and borrowings under our mortgage loans payable of $2,792,000, partially offset by the payment of offering costs of $95,420,000 in connection with our initial offering, distributions to our common stockholders of $43,869,000, the payment of deferred financing costs of $7,237,000 and principal payments on our mortgage loans payable in the amount of $1,469,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our revolving lines of credit and revolving term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017		2016		2015
Ordinary income	$40,475,000	34.1%	$28,135,000	24.2%	$17,271,000	16.7%
Capital gain	—	—	—	—	—	—
Return of capital	78,285,000	65.9	88,140,000	75.8	85,923,000	83.3
	$118,760,000	100%	$116,275,000	100%	$103,194,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2017, our aggregate borrowings were 38.0% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 16, 2018 and December 31, 2017, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2017, we had $636,329,000 ($613,558,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2017, we had $624,125,000 outstanding and $235,875,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of March 16, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of December 31, 2017, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.94% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans and fixed interest rate swaps and interest rate cap; and (iii) ground and other lease obligations, capital leases and other liabilities as of December 31, 2017:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments — fixed-rate debt	$9,759,000	$31,576,000	$70,219,000	$414,948,000	$526,502,000
Interest payments — fixed-rate debt	18,894,000	36,340,000	33,610,000	217,924,000	306,768,000
Principal payments — variable-rate debt	78,271,000	652,375,000	3,306,000	—	733,952,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2017)	28,763,000	13,652,000	124,000	—	42,539,000
Ground and other lease obligations	22,334,000	46,654,000	47,881,000	202,942,000	319,811,000
Capital leases	7,194,000	8,697,000	1,918,000	—	17,809,000
Other liabilities	1,113,000	1,037,000	—	—	2,150,000
Total	$166,328,000	$790,331,000	$157,058,000	$835,814,000	$1,949,531,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,107,000, the majority of which we expect to pay in 2019. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the years ended December 31, 2017, 2016, and 2015, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2017 and 2016. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2017, our interest rate cap and interest rate swaps are recorded in other assets, net on our accompanying consolidated balance sheets at their aggregate fair value of $0 and $2,366,000, respectively. We do not enter into derivative transactions for speculative purposes.

The table below presents, as of December 31, 2017, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$28,650,000	$—	$—	$—	$—	$28,650,000	$29,593,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	6.75%	—%	—%	—%	—%	6.75%	—
Variable-rate notes receivable — principal payments	$1,799,000	$—	$—	$—	$—	$—	$1,799,000	$1,821,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of December 31, 2017)	7.73%	—%	—%	—%	—%	—%	7.73%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,202,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$9,759,000	$10,191,000	$21,385,000	$10,679,000	$59,540,000	$414,948,000	$526,502,000	$459,004,000
Weighted average interest rate on maturing fixed-rate debt	3.65%	3.66%	4.88%	3.60%	4.15%	3.28%	3.46%	—
Variable-rate debt — principal payments	$78,271,000	$639,899,000	$12,476,000	$3,306,000	$—	$—	$733,952,000	$736,016,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2017)	5.49%	3.91%	7.56%	5.87%	—%	—%	4.15%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of December 31, 2017, the carrying value of our real estate notes receivable and debt security investment, net was $97,988,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.87% per annum based on rates in effect as of December 31, 2017. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of December 31, 2017, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $636,329,000 ($613,558,000, including discount/premium and deferred financing costs, net) as of December 31, 2017. As of December 31, 2017, we had 47 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.57% per annum and a weighted average effective interest rate of 4.02%. In addition, as of December 31, 2017, we had $624,125,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 3.85% per annum.
As of December 31, 2017, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.94% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of December 31, 2017, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on one of our lines of credit and term loans and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of December 31, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by

$4,500,000, or 8.74% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the year ended December 31, 2017, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $19,000 for the same period.
Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 8. Financial Statements and Supplementary Data.
See Part IV, Item 15, Exhibits, Financial Statement Schedules.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2017 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	157
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	168
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin American Healthcare REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 16, 2018
We have served as the Company’s auditor since 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Real estate investments, net	$2,163,258,000	$2,138,981,000
Real estate notes receivable and debt security investment, net	97,988,000	101,117,000
Cash and cash equivalents	33,656,000	29,123,000
Accounts and other receivables, net	117,188,000	127,684,000
Restricted cash	30,487,000	26,554,000
Real estate deposits	3,261,000	3,173,000
Identified intangible assets, net	180,308,000	200,827,000
Goodwill	75,309,000	75,265,000
Other assets, net	99,020,000	91,794,000
Total assets	$2,800,475,000	$2,794,518,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$613,558,000	$495,717,000
Lines of credit and term loans(1)	624,125,000	649,317,000
Accounts payable and accrued liabilities(1)	124,503,000	105,145,000
Accounts payable due to affiliates(1)	2,057,000	2,186,000
Identified intangible liabilities, net	1,568,000	2,216,000
Capital lease obligations(1)	16,193,000	45,295,000
Security deposits, prepaid rent and other liabilities(1)	39,461,000	44,582,000
Total liabilities	1,421,465,000	1,344,458,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	32,435,000	31,507,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 199,343,234 and 195,780,039 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,993,000	1,957,000
Additional paid-in capital	1,785,872,000	1,754,160,000
Accumulated deficit	(598,044,000)	(490,298,000)
Accumulated other comprehensive loss	(1,971,000)	(3,029,000)
Total stockholders’ equity	1,187,850,000	1,262,790,000
Noncontrolling interests (Note 13)	158,725,000	155,763,000
Total equity	1,346,575,000	1,418,553,000
Total liabilities, redeemable noncontrolling interests and equity	$2,800,475,000	$2,794,518,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2017 and 2016

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of December 31, 2017 and 2016 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $444,000,000 and $391,000,000 as of December 31, 2017 and 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Revenues:
Resident fees and services	$927,221,000	$872,405,000	$96,079,000
Real estate revenue	127,071,000	117,166,000	64,397,000
Total revenues	1,054,292,000	989,571,000	160,476,000
Expenses:
Property operating expenses	806,439,000	765,139,000	81,455,000
Rental expenses	33,075,000	29,394,000	18,875,000
General and administrative	32,587,000	28,951,000	16,544,000
Acquisition related expenses	(3,833,000)	28,589,000	74,170,000
Depreciation and amortization	113,226,000	271,307,000	75,714,000
Total expenses	981,494,000	1,123,380,000	266,758,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(60,872,000)	(45,665,000)	(5,619,000)
Gain in fair value of derivative financial instruments	383,000	1,968,000	—
Gain on dispositions of real estate investments	3,370,000	—	—
Impairment of real estate investments	(14,070,000)	—	—
Loss from unconsolidated entities	(5,048,000)	(18,377,000)	(590,000)
Foreign currency gain (loss)	4,045,000	(8,755,000)	(3,199,000)
Other income	1,517,000	1,085,000	839,000
Income (loss) before income taxes	2,123,000	(203,553,000)	(114,851,000)
Income tax benefit (expense)	3,227,000	(343,000)	(190,000)
Net income (loss)	5,350,000	(203,896,000)	(115,041,000)
Less: net loss attributable to noncontrolling interests	5,872,000	57,862,000	13,708,000
Net income (loss) attributable to controlling interest	$11,222,000	$(146,034,000)	$(101,333,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.06	$(0.75)	$(0.55)
Weighted average number of common shares outstanding — basic and diluted	198,234,677	194,199,931	183,234,601

Net income (loss)	$5,350,000	$(203,896,000)	$(115,041,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,058,000	(2,523,000)	(506,000)
Total other comprehensive income (loss)	1,058,000	(2,523,000)	(506,000)
Comprehensive income (loss)	6,408,000	(206,419,000)	(115,547,000)
Less: comprehensive loss attributable to noncontrolling interests	5,872,000	57,862,000	13,708,000
Comprehensive income (loss) attributable to controlling interest	$12,280,000	$(148,557,000)	$(101,839,000)
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2014	91,623,241	$916,000	$821,043,000	$(16,425,000)	$—	$805,534,000	$—		$805,534,000
Issuance of common stock	93,632,371	936,000	932,904,000	—	—	933,840,000	—		933,840,000
Offering costs — common stock	—	—	(91,148,000)	—	—	(91,148,000)	—		(91,148,000)
Issuance of common stock under the DRIP	6,245,475	63,000	59,272,000	—	—	59,335,000	—		59,335,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	30,000	—		30,000
Amortization of nonvested common stock compensation	—	—	79,000	—	—	79,000	—		79,000
Stock based compensation	—	—	—	—	—	—	3,165,000		3,165,000
Repurchase of common stock	(380,929)	(4,000)	(3,757,000)	—	—	(3,761,000)	—		(3,761,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	201,688,000		201,688,000
Distributions declared ($0.60 per share)	—	—	—	(109,957,000)	—	(109,957,000)	—		(109,957,000)
Net loss	—	—	—	(101,333,000)	—	(101,333,000)	(13,708,000)		(115,041,000)
Other comprehensive loss	—	—	—	—	(506,000)	(506,000)	—		(506,000)
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000		$1,683,258,000
Offering costs — common stock	—	—	(11,000)	—	—	(11,000)	—		(11,000)
Issuance of common stock under the DRIP	6,861,647	69,000	64,535,000	—	—	64,604,000	—		64,604,000
Issuance of vested and nonvested restricted common stock	30,000	—	60,000	—	—	60,000	—		60,000
Amortization of nonvested common stock compensation	—	—	136,000	—	—	136,000	—		136,000
Stock based compensation	—	—	—	—	—	—	1,329,000		1,329,000
Repurchase of common stock	(2,246,766)	(23,000)	(20,918,000)	—	—	(20,941,000)	—		(20,941,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	19,753,000		19,753,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(244,000)		(244,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(845,000)		(845,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(8,065,000)	—	—	(8,065,000)	(3,456,000)		(11,521,000)
Distributions declared ($0.60 per share)	—	—	—	(116,549,000)	—	(116,549,000)	—		(116,549,000)
Net loss	—	—	—	(146,034,000)	—	(146,034,000)	(51,919,000)	(1)	(197,953,000)
Other comprehensive loss	—	—	—	—	(2,523,000)	(2,523,000)	—		(2,523,000)
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
Offering costs — common stock	—	—	(12,000)	—	—	(12,000)	—		(12,000)
Issuance of common stock under the DRIP	6,960,664	70,000	62,938,000	—	—	63,008,000	—		63,008,000
Issuance of vested and nonvested restricted common stock	22,500	—	40,000	—	—	40,000	—		40,000
Amortization of nonvested common stock compensation	—	—	176,000	—	—	176,000	—		176,000
Stock based compensation	—	—	—	—	—	—	936,000		936,000
Repurchase of common stock	(3,419,969)	(34,000)	(30,622,000)	—	—	(30,656,000)	—		(30,656,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	11,754,000		11,754,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,466,000)		(3,466,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2017, 2016 and 2015

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
Reclassification of noncontrolling interests to mezzanine equity	—	$—	$—	$—	$—	$—	$(635,000)		$(635,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(808,000)	—	—	(808,000)	(347,000)		(1,155,000)
Distributions declared ($0.60 per share)	—	—	—	(118,968,000)	—	(118,968,000)	—		(118,968,000)
Net income (loss)	—	—	—	11,222,000	—	11,222,000	(5,280,000)	(1)	5,942,000
Other comprehensive income	—	—	—	—	1,058,000	1,058,000	—		1,058,000
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
___________

(1)
Amount excludes $(592,000) and (5,943,000) of net loss attributable to redeemable noncontrolling interests for the years ended December 31, 2017 and 2016, respectively. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,350,000	$(203,896,000)	$(115,041,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	113,226,000	271,307,000	75,714,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	5,737,000	4,598,000	1,512,000
Deferred rent	(5,289,000)	(10,733,000)	(2,816,000)
Stock based compensation	986,000	1,620,000	3,165,000
Stock based compensation — nonvested restricted common stock	216,000	196,000	109,000
Acquisition fees paid in stock	—	—	501,000
Share discounts	—	—	636,000
Loss from unconsolidated entities	5,048,000	18,377,000	590,000
Bad debt expense, net	6,674,000	4,105,000	761,000
Gain on real estate dispositions	(3,370,000)	—	—
Foreign currency (gain) loss	(4,009,000)	8,452,000	1,789,000
Loss on extinguishment of mortgage loan payable	1,432,000	—	—
Contingent consideration related to acquisition of real estate	—	(9,405,000)	—
Change in fair value of contingent consideration	(3,885,000)	13,430,000	(1,329,000)
Change in fair value of derivative financial instruments	(383,000)	(1,968,000)	—
Impairment of real estate investments	14,070,000	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(17,132,000)	(2,244,000)	(11,174,000)
Other assets	(5,145,000)	(22,918,000)	(3,510,000)
Accounts payable and accrued liabilities	18,790,000	34,551,000	22,027,000
Accounts payable due to affiliates	(151,000)	813,000	1,085,000
Security deposits, prepaid rent and other liabilities	(4,062,000)	8,072,000	2,994,000
Net cash provided by (used in) operating activities	128,103,000	114,357,000	(22,987,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(123,088,000)	(299,448,000)	(1,445,888,000)
Proceeds from real estate dispositions	15,993,000	—	—
Advances on real estate notes receivable	—	(1,942,000)	(142,234,000)
Principal repayments on real estate notes receivable	29,478,000	—	289,000
Loan costs on real estate notes receivable	—	(39,000)	(3,539,000)
Lease inducement	—	(5,000,000)	—
Investments in unconsolidated entities	(2,250,000)	(3,304,000)	—
Capital expenditures	(43,553,000)	(45,985,000)	(2,984,000)
Real estate and other deposits	(1,218,000)	2,968,000	3,300,000
Proceeds from insurance settlements	87,000	63,000	—
Net cash used in investing activities	(124,551,000)	(352,687,000)	(1,591,056,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	230,611,000	3,563,000	2,792,000
Payments on mortgage loans payable	(8,524,000)	(5,769,000)	(1,469,000)
Settlement of mortgage loans payable	(100,775,000)	—	—
Borrowings under the lines of credit and term loans	318,474,000	558,769,000	438,105,000
Payments on the lines of credit and term loans	(343,666,000)	(259,452,000)	(88,105,000)
Payment of derivative financial instrument	—	(15,000)	—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Proceeds from issuance of common stock	$—	$—	$975,121,000
Deferred financing costs	(5,847,000)	(10,979,000)	(7,237,000)
Mortgage loan payable extinguishment costs	(493,000)	—	—
Contingent consideration related to acquisition of real estate	—	(945,000)	—
Repurchase of common stock	(30,656,000)	(20,941,000)	(3,761,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(206,000)	—	—
Payments under capital leases	(6,631,000)	(7,600,000)	(501,000)
Contributions from noncontrolling interests	8,304,000	19,753,000	—
Distributions to noncontrolling interests	(16,000)	(244,000)	—
Contributions from redeemable noncontrolling interests	975,000	2,295,000	—
Distributions to redeemable noncontrolling interests	(1,184,000)	(198,000)	—
Security deposits	188,000	111,000	943,000
Payment of offering costs	(12,000)	(11,000)	(95,420,000)
Distributions paid	(55,777,000)	(51,681,000)	(43,869,000)
Net cash provided by financing activities	4,765,000	226,656,000	1,176,599,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,317,000	(11,674,000)	(437,444,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	149,000	(140,000)	(204,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	55,677,000	67,491,000	505,139,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$64,143,000	$55,677,000	$67,491,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$52,340,000	$46,839,000	$8,300,000
Income taxes	$621,000	$409,000	$9,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$6,106,000	$5,104,000	$3,940,000
Capital expenditures from capital leases	$5,009,000	$—	$—
Real estate deposit	$—	$2,809,000	$—
Settlement of receivable for investment in unconsolidated entity	$—	$12,573,000	$—
Tenant improvement overage	$325,000	$1,260,000	$—
Disposition of real estate investment	$2,400,000	$—	$—
Principal repayments of real estate notes receivable	$—	$24,110,000	$—
Properties received in settlement of real estate notes receivable	$—	$23,531,000	$—
Exercise purchase options — attributable to intangible asset	$12,290,000	$56,792,000	$—
Reduction of capital lease obligations, net	$27,483,000	$—	$—
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Other receivables	$3,155,000	$—	$108,852,000
Other assets, net	$2,450,000	$345,000	$91,588,000
Mortgage loans payable, net	$—	$205,386,000	$278,461,000
Accounts payable and accrued liabilities	$2,062,000	$309,000	$79,715,000
Security deposits, prepaid rent and other liabilities	$2,323,000	$9,774,000	$42,209,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Financing Activities:
Issuance of common stock under the DRIP	$63,008,000	$64,604,000	$59,335,000
Equipment acquired through capital lease obligations	$—	$5,598,000	$—
Redeemable noncontrolling interest	$—	$—	$22,985,000
Distributions declared but not paid	$10,192,000	$10,009,000	$9,745,000
Reclassification of noncontrolling interest to mezzanine equity	$635,000	$845,000	$—
Accrued deferred financing costs	$2,000	$—	$48,000
Settlement of mortgage loan payable	$2,040,000	$—	$—
Contributions from noncontrolling interest	$3,450,000	$—	$201,688,000
Distribution to noncontrolling interest	$3,450,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015
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
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our distribution reinvestment plan, or the DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of December 31, 2017, a total of $171,170,000 in distributions were reinvested and 18,407,015 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2017, we owned and/or operated 96 properties, comprising 100 buildings, and 107 integrated senior health campuses including completed development projects, or approximately 12,742,000 square feet of gross leasable area, or GLA, for an aggregate contract

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price of $2,866,099,000. In addition, as of December 31, 2017, we had invested $90,878,000 in real estate-related investments, net of principal repayments.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2017 and 2016, we owned greater than a 99.99% general partnership interest therein. As of December 31, 2017 and 2016, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance, which are restricted as to use or withdrawal.
In the fourth quarter of 2017, we early adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As required, we retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in an increase of $8,016,000 and $18,293,000 in net cash used in investing activities in our consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning-of-period and end-of-period cash, cash equivalents and restricted cash reported within our accompanying consolidated balance sheets to the totals shown in our accompanying consolidated statements of cash flows:

	December 31,
	2017	2016
Beginning of period:
Cash and cash equivalents	$29,123,000	$48,953,000
Restricted cash	26,554,000	18,538,000
Cash, cash equivalents and restricted cash	$55,677,000	$67,491,000

	December 31,
	2017	2016
End of period:
Cash and cash equivalents	$33,656,000	$29,123,000
Restricted cash	30,487,000	26,554,000
Cash, cash equivalents and restricted cash	$64,143,000	$55,677,000
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Through December 31, 2017, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables were placed on nonaccrual status when management determined that collectability was not reasonably assured, and thus such revenue was recognized using the cash basis method.
Revenue derived from providing long-term healthcare services to residents, including resident room and care charges, community fees and other resident charges, was recognized on the date services were provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payers, including Medicaid, Medicare and private insurers, revenue was recognized based on a contractually agreed-upon amount or rate on a per patient, daily basis or as services were performed. Additionally, in accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant and resident receivables and unbilled deferred rent receivables were carried net of an allowance for uncollectible amounts. An allowance was maintained for estimated losses resulting from the inability of certain tenants, residents and payors to meet the contractual obligations under their lease or service agreements. We also maintained an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, the tenant’s or residents’ financial condition, security deposits, letters of credit, lease guarantees, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
As of December 31, 2017 and 2016, we had $10,597,000 and $9,597,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2017, 2016 and 2015, $54,000, $0 and $0, respectively, of our receivables were directly written off to bad debt

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. For the years ended December 31, 2017, 2016 and 2015, $6,074,000, $5,609,000 and $1,097,000, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of December 31, 2017 and 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the year ended December 31, 2017, 2016 and 2015, $170,000, $81,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, as codified in ASC Topic 606. For a further discussion of ASU 2014-09, see “Recently Issued or Adopted Accounting Pronouncements” below.
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements, including those related to capital leases. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 50 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment, is depreciated over the estimated useful life, up to 27 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs, e.g., unilateral control of the tenant space during the build-out process. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Until December 31, 2016, if we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we proceeded with the two-step approach to evaluating impairment. First, we estimated the fair value of the reporting unit and compared it to the reporting unit’s carrying value. If the carrying value exceeded the fair value, we proceeded with the second step, which required us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities was the implied value of goodwill and was used to determine the amount of impairment. We recognized an impairment loss to the extent the carrying value of goodwill exceeded the implied value in the current period. On January 1, 2017, we early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. For all of our reporting units, we recognize any shortfall from carrying value as an impairment loss in the current period.
We test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. Similar to goodwill, we first assess qualitative factors to determine the likelihood that the fair value of the reporting group is less than its carrying value. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
For the years ended December 31, 2017, 2016 and 2015, we did not incur any impairment losses with respect to goodwill and intangible assets. See Note 3, Real Estate Investments, Net, for a further discussion of impairment of long-lived assets.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisitions we completed for the year ended December 31, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For the years ended December 31, 2016 and 2015, we completed 12 and 23 property acquisitions, respectively, which we accounted for as business combinations. See Note 18, Business Combinations, for a further discussion.
We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss).
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
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
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets.
The values of contingent consideration assets and liabilities, if any, are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.
Real Estate Notes Receivable and Debt Security Investment, Net
Real estate notes receivable consists of mortgage loans collateralized by interests in real property. We record such mortgage loans at cost. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method and is included in real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the years ended December 31, 2017, 2016 and 2015, we did not incur any impairment losses.
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings. For the years ended December 31, 2017, 2016 and 2015, we did not incur any losses for a decline in fair value of marketable securities that are other-than-temporary.
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
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss).
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
See Note 15, Fair Value Measurements, for a further discussion.
Real Estate Deposits
Real estate deposits include funds held by escrow agents and others to be applied towards the purchase of real estate investments.
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax asset, interest rate swap assets, lease inducement and lease commissions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations and comprehensive income (loss). To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the year ended December 31, 2016, we recorded $9,101,000 of impairment losses, which is included in loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2017 and 2015, we did not incur any impairment losses from unconsolidated entities.
Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loans include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loans is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease. Amortization of lease commissions is included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2017 and 2016, accounts payable and accrued liabilities primarily includes insurance payable of $27,208,000 and $19,136,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $23,737,000 and $20,992,000, respectively, accrued property taxes of $13,406,000 and $12,766,000, respectively, accrued distributions of $10,192,000 and $10,009,000, respectively, and accrued capital expenditures to unaffiliated third parties of $5,988,000 and $5,066,000, respectively.
Security Deposits, Prepaid Rent and Other Liabilities
As of December 31, 2017 and 2016, security deposits, prepaid rent and other liabilities of $39,461,000 and $44,582,000, respectively, primarily consisted of deferred revenue, deferred tax liabilities and contingent consideration obligations in connection with our property acquisitions.
The contingent consideration obligations are due upon certain criteria being met within specified time frames. For the years ended December 31, 2017, 2016 and 2015, we recorded a net gain (loss) on the change in fair value of contingent consideration obligations of $3,885,000, $(13,430,000) and $1,329,000, respectively, which is included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Stock Compensation
We account for stock compensation issued to non-employees in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (i) the goods or services received; or (ii) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date. See Note 13, Equity — Noncontrolling Interests, for a further discussion of grants to non-employees.
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 13, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency
We had real estate and real estate-related investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate and real estate-related investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders’ equity, in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rates. We also have intercompany notes and payables denominated in GBP with our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany notes and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive income (loss). When such intercompany notes and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets.
Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains or losses are generally included in our accompanying consolidated statements of operations and comprehensive income (loss).
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate and real estate-related investments in the UK and Isle of Man, which do not accord REIT status to United States REITs under their tax laws. Accordingly, we recognize an income tax benefit (expense) for the federal, state and local income taxes incurred by our TRSs and foreign income taxes on our real estate and real estate-related investments in the UK and Isle of Man.
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017 and 2016, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax expense in our accompanying consolidated statements of operations and comprehensive income (loss) when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax expense in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 16, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at such time. As of December 31, 2017, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
See Note 19, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements and simplify the preparation of financial statements. We adopted ASU 2014-09 and its subsequent amendments on January 1, 2018. We have performed an initial analysis to determine the appropriate aggregation of customers into portfolios with similar collection and service requirement characteristics. We performed this analysis in a manner to ensure the portfolios identified result in a materially consistent revenue recognition pattern that would result as if each customer and contract were evaluated separately. Additionally, based on our initial evaluation, we believe the substantial majority of our bad debt expense, currently classified as property operating expenses and rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss), will be reclassified as a contra-revenue as it will be considered an implicit price concession at the time service is performed. For the years ended December 31, 2017 and 2016, such bad debt expense was approximately $6,080,000 and $4,304,000, respectively. We applied a modified retrospective adoption of the guidance, and we intend to apply the guidance retrospectively to all contracts at the date of initial application. We calculated the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings, and we have determined that this amount is not material.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We adopted ASU 2016-01 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance will require bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606. The disaggregated disclosure of lease and executory non-lease components (e.g., maintenance) will be required upon the adoption of ASU 2016-02. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with a few optional practical expedients. As a result of the adoption of ASU 2016-02 on January 1, 2019, we: (i) will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets; (ii) will capitalize fewer legal costs related to the drafting and execution of our lease agreements; and (iii) may be required to increase our revenue and expense for the amount of real estate taxes and insurance paid by our tenant under triple-net leases.
Although not yet finalized, the FASB has proposed an option for lessors to elect a practical expedient allowing them to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component; and (ii) the combined single lease component would be classified as an operating lease. If finalized, we plan to elect this practical expedient. In addition, ASU 2016-02 provides a practical expedient that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We plan to elect this practical expedient once it’s finalized. We are still evaluating the complete impact of the adoption of ASU 2016-02 and its related expedients on January 1, 2019 to our consolidated financial statements and disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-15 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-16 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, or ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Modification accounting is only applied if the value, the vesting conditions or the classification of the award (or equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. We adopted ASU 2017-09 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, or ASU 2018-02, which amends the reclassification requirements from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, or Tax Act. Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 on January 1, 2019 to have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Building, improvements and construction in process	$2,058,312,000	$1,981,610,000
Land and improvements	177,999,000	167,329,000
Furniture, fixtures and equipment	99,897,000	84,817,000
	2,336,208,000	2,233,756,000
Less: accumulated depreciation	(172,950,000)	(94,775,000)
	$2,163,258,000	$2,138,981,000
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $81,743,000, $68,708,000 and $25,650,000, respectively. For the year ended December 31, 2017, we determined that four integrated senior health campuses and one medical office building were impaired and recognized an aggregate impairment charge of $14,070,000, which reduced the total aggregate carrying value of such investments to $14,653,000. In July 2017, we disposed of one of those impaired integrated senior health campuses. The aggregate fair value of our remaining impaired integrated senior health campuses and medical office building were based on their projected sales prices, or our expected discounted future cash flows where the most significant inputs were capitalization rate and discount rate. Such inputs were considered Level 3 measurements within the fair value hierarchy. No impairment charges were recognized for the years ended December 31, 2016 and 2015.
In addition to the acquisitions and completed developments discussed below, for the years ended December 31, 2017, 2016 and 2015, we incurred capital expenditures of $33,766,000, $44,907,000 and $3,846,000 on our integrated senior health campuses, $11,117,000, $8,236,000 and $2,706,000 on our medical office buildings, $855,000, $904,000 and $374,000 on our senior housing — RIDEA facilities, $569,000, $0 and $0 on our skilled nursing facilities and $92,000, $21,000 and $25,000 on our hospitals, respectively. We did not incur any capital expenditures on our senior housing facilities for the years ended December 31, 2017, 2016 and 2015.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the years ended December 31, 2017, 2016 and 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisition of Crown Senior Care Portfolio. Pursuant to our charter, prior to the acquisition of Crown Senior Care Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the reimbursement of fees and expenses to our advisor or its affiliates with the acquisition of Crown Senior Care Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.
Acquisitions of Real Estate Investments
Acquisitions in 2017
For the year ended December 31, 2017, using cash on hand and debt financing, we completed the acquisition of three buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(2)	Acquisition Fee(3)
North Carolina ALF Portfolio(4)	Huntersville, NC	Senior Housing	01/18/17	$15,000,000	$14,000,000	$338,000
New London CT MOB	New London, CT	Medical Office	05/03/17	4,850,000	4,000,000	109,000
Middletown OH MOB II	Middletown, OH	Medical Office	12/20/17	4,600,000	5,000,000	104,000
Total				$24,450,000	$23,000,000	$551,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	We own 100% of our properties acquired in 2017.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

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

In addition to the property acquisitions in 2017 discussed above, on December 19, 2017, we purchased vacant land as part of Southern Illinois MOB Portfolio for a total price of $140,000 and paid a 2.25% acquisition fee in cash to our advisor of $3,000, plus closing costs. Also, subsequent to the initial purchase of Trilogy Investors, LLC, or Trilogy, our majority-owned subsidiary, in December 2015, we, through a majority-owned subsidiary of Trilogy, of which we own 67.7%, acquired six land parcels for an aggregate contract purchase price of $3,461,000 and paid aggregate acquisition fees of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest in cash to our advisor of approximately $53,000, plus closing costs. The acquisitions of such Trilogy land parcels were financed using cash on hand, and are included in our integrated senior health campuses segment.
2017 Acquisitions of Previously Leased Real Estate Investments
For the year ended December 31, 2017, we, through a majority-owned subsidiary of Trilogy, acquired eight previously leased real estate investments located in Indiana, Kentucky and Ohio. The following is a summary of such acquisitions for the year ended December 31, 2017, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(1)	Acquisition Fee(2)
Boonville, Columbus and Hanover, IN; Lexington, KY; and Maumee and Willard, OH	02/01/17	$72,200,000	$53,700,000	$1,099,000
Greenfield, IN	05/16/17	3,500,000	—	53,000
Ottawa, OH	12/15/17	9,833,000	10,000,000	150,000
Total		$85,533,000	$63,700,000	$1,302,000
___________

(1)	Represents borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2017, we accounted for our property acquisitions, including our acquisitions of previously leased real estate investments, as asset acquisitions. We incurred closing costs and direct acquisition related expenses of $3,025,000, which were capitalized in accordance with our early adoption of ASU 2017-01. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2017 based on their relative fair values:

2017 Property Acquisitions
Building and improvements	$70,607,000
Land	11,463,000
In-place leases	13,167,000
Certificates of need	5,608,000
Above-market leases	187,000
Total assets acquired	101,032,000
Below-market leases	(11,000)
Total liabilities assumed	(11,000)
Net assets acquired	$101,021,000

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)
On November 15, 2016, we added three additional senior housing facilities to our existing Crown Senior Care Portfolio for a net contract price of £15,276,000. The other three senior housing facilities were purchased during 2015. With respect to the three additional senior housing facilities acquired in November 2016, we paid an acquisition fee in cash equal to 2.25% of the contract purchase price of the facilities less £306,000, or approximately $471,000, which was previously paid as an acquisition fee for Crown Senior Care Facility. See Note 19, Segment Reporting, for a further discussion. The total acquisition fee paid for both Crown Senior Care Facility and the purchase of the three additional senior housing facilities added to Crown Senior Care Portfolio in November 2016 was 2.25% of the contract purchase price of the three additional senior housing facilities added in November 2016.

In addition to the property acquisitions in 2016 discussed above, we, through a majority-owned subsidiary of Trilogy, acquired a development parcel with improvements on July 15, 2016 in Harrodsburg, Kentucky, and on September 14, 2016, we acquired land in Muncie, Indiana for a contract purchase price of $2,400,000 and $265,000, respectively, plus closing costs and acquisition fees, which are included in our integrated senior health campuses segment. The acquisition of the development parcel with improvements in Kentucky was financed with a mortgage loan payable, which had a principal balance of $2,040,000 at the time of acquisition.
2016 Acquisitions of Previously Leased Real Estate Investments
For the year ended December 31, 2016, we, through a majority-owned subsidiary of Trilogy, acquired the real estate underlying 17 previously leased integrated senior health campuses located in Indiana, Kentucky, Michigan and Ohio. The following is a summary of these property acquisitions for the year ended December 31, 2016:

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2015
For the year ended December 31, 2015, we completed 23 property acquisitions comprising 50 buildings and 97 integrated senior health campuses from unaffiliated parties. The following is a summary of our property acquisitions for the year ended December 31, 2015:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit and Term Loans(3)	Acquisition Fee
Delta Valley ALF Portfolio(4)	Springdale, AR	Senior Housing	01/08/15	$8,105,000	$—	$—	$182,000	(5)
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	01/13/15 and 01/26/15	135,000,000	—	—	3,038,000	(5)
King of Prussia PA MOB	King of Prussia, PA	Medical Office	01/21/15	18,500,000	9,946,000	—	416,000	(5)
North Carolina ALF Portfolio	Clemmons, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	01/28/15 and 06/29/15	68,856,000	—	—	1,549,000	(6)
Orange Star Medical Portfolio	Durango, CO; and Friendswood,Keller, and Wharton, TX	Medical Office and Hospital	02/26/15	57,650,000	—	—	1,297,000	(7)
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	03/11/15	14,949,000	—	—	336,000	(7)
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	03/17/15	13,000,000	—	—	293,000	(7)
Homewood AL MOB	Homewood, AL	Medical Office	03/27/15	7,444,000	—	—	167,000	(7)
Paoli PA Medical Plaza	Paoli, PA	Medical Office	04/10/15	24,820,000	14,004,000	—	558,000	(7)
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	05/06/15	18,650,000	—	—	420,000	(7)
Marietta GA MOB	Marietta, GA	Medical Office	05/07/15	13,050,000	—	—	294,000	(7)
Mountain Crest Senior Housing Portfolio (8)	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	05/14/15, 06/11/15, 07/14/15 and 11/20/15	75,035,000	10,318,000	—	1,688,000	(7)
Mount Dora Medical Center	Mount Dora, FL	Medical Office	05/15/15	16,300,000	—	—	367,000	(7)
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	05/29/15	66,000,000	—	—	1,485,000	(7)
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	06/30/15	87,500,000	12,098,000	—	1,969,000	(7)
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	07/01/15	12,272,000	—	—	276,000	(7)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit and Term Loans(3)	Acquisition Fee
Napa Medical Center	Napa, CA	Medical Office	07/02/15	$15,700,000	$—	$—	$353,000	(7)
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	08/14/15	36,000,000	—	—	810,000	(7)
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	09/11/15	64,000,000	37,643,000	—	1,440,000	(7)
Crown Senior Care Portfolio(9)	Peel, Isle of Man; and St. Albans and Salisbury, UK	Senior Housing	09/15/15, 10/08/15 and 12/08/15	44,554,000	—	—	1,002,000	(7)
Washington DC SNF	Washington, DC	Skilled Nursing	10/29/15	40,000,000	—	—	900,000	(7)
Trilogy(10)	IN, KY, MI and OH	Integrated Senior Health Campuses	12/01/15	1,125,000,000	210,497,000	360,000,000	17,108,000	(7)
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	12/03/15	8,000,000	—	—	180,000	(7)
Marietta GA MOB II	Marietta, GA	Medical Office	12/09/15	5,800,000	—	—	131,000	(7)
Total				$1,976,185,000	$294,506,000	$360,000,000	$36,259,000
___________

(1)	We own 100% of our properties acquired in 2015, with the exception of Trilogy.

(2)	Represents the principal balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
Represents borrowings at the time of acquisition under the 2014 Corporate Line of Credit and the Trilogy PropCo Line of Credit, both as defined and further discussed in Note 8, Lines of Credit and Term Loans.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)
On September 15, 2015, we purchased our first senior housing facility of Crown Senior Care Portfolio for a net contract purchase price of £6,850,000, or approximately $10,571,000, based on the currency exchange rate on the acquisition date. On October 8, 2015 and December 8, 2015 we added two additional senior housing facilities to our existing Crown Senior Care Portfolio, for a net contract price of £11,300,000 and £11,100,000, respectively, or approximately $17,309,000 and $16,674,000, respectively, based on the currency exchange rate on the applicable acquisition date.

(10)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, or Trilogy Health Services, through our majority-owned subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. NorthStar Healthcare Income, Inc, or NHI, owns a minority interest in Trilogy REIT Holdings. Trilogy REIT Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy was approximately 67.6% at the time of acquisition. Our portion of the purchase price for Trilogy was approximately $760,356,000. The acquisition of Trilogy was financed in part by using a combination of debt financing, including: (i) approximately $270,000,000 in borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans; (ii) the assumption of 23 U.S. Department of Housing and Urban Development, or HUD, loans with a principal amount totaling approximately $204,000,000 as of December 1, 2015; (iii) $90,000,000 in borrowings under the 2014 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans; and (iv) the assumption of approximately $26,000,000 in other existing indebtedness of Trilogy. The remaining cash balance was financed using: (i) an equity contribution by us of approximately $381,000,000 from cash on hand from the net proceeds of our initial offering and (ii) an equity contribution by NHI of approximately $202,000,000. See Note 18, Business Combinations, for a further discussion.

Completed Developments
For the year ended December 31, 2017, we completed the development of one integrated senior health campus for a total cost of approximately $6,834,000, and for the year ended December 31, 2016, we completed the development of three integrated senior health campuses for a total cost of approximately $25,381,000, both of which are included in real estate investments, net, in our accompanying consolidated balance sheets. For the year ended December 31, 2015, we did not complete any developments.
Dispositions of Real Estate Investments
For the year ended December 31, 2017, we disposed of one land parcel in Kentucky, one integrated senior health campus in Indiana and one integrated senior health campus in Ohio. We recognized a total net gain on such dispositions of $3,370,000. Our advisor agreed to waive the disposition fees and expense reimbursements related to such dispositions that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees and expense reimbursements. We did not dispose of any real estate investments for the years ended December 31, 2016 and 2015. The following is a summary of our dispositions for the year ended December 31, 2017, which were included in our integrated senior health campuses segment:

Location	Date Disposed	Contract Sales Price
Harrodsburg, KY	01/13/17	$2,400,000
Merrillville, IN	05/01/17	17,000,000
Fremont, OH	07/20/17	400,000
Total		$19,800,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Real Estate Notes Receivable and Debt Security Investment, Net

As of December 31, 2017 and 2016, we had $97,988,000 and $101,117,000 of notes receivable and debt security investment, net, respectively. The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of December 31, 2017 and 2016:

					December 31,
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	2017	2016	Acquisition Fee(2)
Mezzanine Fixed Rate Notes(3)(4)	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000	$573,000
Mezzanine Floating Rate Notes(3)(4)	02/04/15	12/09/18	7.73%	$31,567,000	1,799,000	7,167,000	631,000
Debt security investment(5)	10/15/15	08/25/25	4.24%	N/A	65,638,000	63,176,000	1,209,000
					96,087,000	98,993,000	$2,413,000
Unamortized loan and closing costs, net					1,901,000	2,124,000
					$97,988,000	$101,117,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2017.

(2)
Our advisor was paid in cash, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through December 31, 2017.

(3)
On February 4, 2015, we acquired eight promissory notes at par value in the aggregate outstanding principal amount of $60,217,000, or the Mezzanine Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Mezzanine Floating Rate Notes. The Mezzanine Fixed Rate Notes and the Mezzanine Floating Rate Notes evidence interests in a portion of a mezzanine loan that is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony NorthStar, Inc. (formerly known as NorthStar Realty Finance Corp. prior to its merger with Colony Capital, Inc. and NorthStar Asset Management Group Inc. on January 10, 2017). The maturity date of the Mezzanine Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to satisfaction of certain conditions. In October 2016, the borrower exercised its right to extend the original December 9, 2016 maturity date of the Mezzanine Floating Rate Notes for one year to December 2017. Subsequently, in November 2017, the borrower exercised its right to further extend the Mezzanine Floating Rate Notes for an additional one-year period to December 2018.

(4)
Balance represents the original principal balance, decreased by any subsequent principal paydowns. The Mezzanine Notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the respective maturity dates.

(5)
On October 15, 2015, we acquired a commercial mortgage-backed debt security, or the debt security, for a purchase price of $60,429,000, from an unaffiliated third party. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of December 31, 2017 and 2016, the net carrying amount with accretion was $67,275,000 and $64,912,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or in the case of a loan, funds advanced in a loan, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the years ended December 31, 2017, 2016 and 2015, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in the carrying amount of real estate notes receivable and debt security investment, net for the years ended December 31, 2017 and 2016:

Amount
Real estate notes receivable and debt security investment, net — December 31, 2015	$144,477,000
Additions:
Advances on real estate notes receivable	1,942,000
Accretion on debt security investment	2,231,000
Loan costs	39,000
Deductions:
Principal repayments on real estate notes receivable	(24,110,000)
Settlement of real estate notes receivable for properties	(23,531,000)
Foreign currency translation adjustments	823,000
Amortization of loan and closing costs	(754,000)
Real estate notes receivable and debt security investment, net — December 31, 2016	$101,117,000
Additions:
Accretion on debt security investment	$2,462,000
Deductions:
Principal repayments on real estate notes receivable	(5,368,000)
Amortization of loan and closing costs	(223,000)
Real estate notes receivable and debt security investment, net — December 31, 2017	$97,988,000
For the years ended December 31, 2017, 2016 and 2015, we did not record any impairment losses on our real estate notes receivable or debt security investment. Amortization expense on loan and closing costs for the years ended December 31, 2017, 2016 and 2015, was recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Amortized intangible assets:
In-place leases, net of accumulated amortization of $25,967,000 and $23,997,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 10.2 years and 8.6 years as of December 31, 2017 and 2016, respectively)	$50,520,000	$68,376,000
Leasehold interests, net of accumulated amortization of $407,000 and $266,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 54.6 years and 55.6 years as of December 31, 2017 and 2016, respectively)	7,487,000	7,628,000
Above-market leases, net of accumulated amortization of $3,335,000 and $2,622,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 5.2 years and 5.2 years as of December 31, 2017 and 2016, respectively)	3,026,000	4,206,000
Customer relationships, net of accumulated amortization of $37,000 as of December 31, 2017 (with a weighted average remaining life of 19.8 years as of December 31, 2017)(1)	2,803,000	—
Internally developed technology and software, net of accumulated amortization of $23,000 as of December 31, 2017 (with a weighted average remaining life of 4.8 years as of December 31, 2017)(1)	447,000	—
Unamortized intangible assets:
Certificates of need	83,320,000	76,142,000
Trade names	30,787,000	30,267,000
Purchase option assets(2)	1,918,000	14,208,000
	$180,308,000	$200,827,000
___________

(1)	In September 2017, we, through a majority-owned subsidiary of Trilogy, acquired a pharmaceutical business. See Note 18, Business Combinations, for a further discussion.

(2)
Under certain leases of our leased integrated senior health campuses, in which we are the lessee, we have the right to acquire the properties at varying dates in the future and at our option. We estimate the fair value of these purchase option assets by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase. In 2017 and 2016, we exercised the right to acquire several leased facilities and the value of the purchased option assets utilized was $12,290,000 and $56,792,000, respectively. See Note 3, Real Estate Investments, Net — Acquisitions of Real Estate Investments, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $32,541,000, $203,147,000 and $51,413,000, respectively, which included $1,368,000, $1,580,000 and $1,242,000, respectively, of amortization recorded against real estate revenue for above-market leases, $140,000, $140,000 and $125,000, respectively, of amortization recorded to rental expenses for leasehold interests, $37,000, $0 and $0, respectively, of amortization recorded to customer relationships and $23,000, $0 and $0, respectively, of amortization recorded to internally developed technology and software in our accompanying consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 15.5 years and 12.9 years as of December 31, 2017 and 2016, respectively. As of December 31, 2017, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$10,547,000
2019	7,220,000
2020	6,036,000
2021	5,462,000
2022	4,727,000
Thereafter	30,291,000
$64,283,000
6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Prepaid expenses, deposits and other assets	$21,796,000	$16,002,000
Investments in unconsolidated entities	17,259,000	20,057,000
Inventory	19,311,000	17,266,000
Deferred rent receivables	17,458,000	11,804,000
Deferred tax asset, net(1)	6,882,000	8,295,000
Deferred financing costs, net of accumulated amortization of $7,850,000 and $3,519,000 as of December 31, 2017 and 2016, respectively(2)	6,327,000	9,624,000
Lease commissions, net of accumulated amortization of $606,000 and $175,000 as of December 31, 2017 and 2016, respectively	5,426,000	3,834,000
Lease inducement, net of accumulated amortization of $439,000 and $88,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 13.0 years and 14.0 years as of December 31, 2017 and 2016, respectively)	4,561,000	4,912,000
	$99,020,000	$91,794,000
___________

(1)	See Note 16, Income Taxes and Distributions, for a further discussion.

(2)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-15, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loans.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on lease commissions for the years ended December 31, 2017, 2016 and 2015 was $450,000, $162,000 and $17,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans for the years ended December 31, 2017, 2016 and 2015 was $4,331,000, $3,456,000 and $467,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for the years ended December 31, 2017, 2016 and 2015 was $351,000, $88,000 and $0, respectively. Amortization expense on lease inducement is recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
7. Mortgage Loans Payable, Net
As of December 31, 2017 and 2016, mortgage loans payable were $636,329,000 ($613,558,000, including discount/premium and deferred financing costs, net) and $517,057,000 ($495,717,000, including discount/premium and deferred financing costs, net), respectively. As of December 31, 2017, we had 47 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.57% per annum based on interest rates in effect as of December 31, 2017 and a weighted average effective interest rate of 4.02%. As of December 31, 2016, we had 31 fixed-rate mortgage loans payable and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.72% per annum based on interest rates in effect as of December 31, 2016 and a weighted average effective interest rate of 4.41%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
On May 12, 2017, we paid off a mortgage loan payable for the principal amount of $93,150,000 that was due to mature in June 2018. We incurred a total loss on such debt extinguishment of $1,432,000, primarily related to the write-off of unamortized deferred financing costs and prepayment penalties, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). The sources of funds for the pay-off and transaction costs were primarily from: (i) new HUD loans of approximately $72,019,000; and (ii) $21,600,000 in additional borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans.
Mortgage loans payable, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Total fixed-rate debt	$526,503,000	$313,265,000
Total variable-rate debt	109,826,000	203,792,000
Total fixed and variable-rate debt	636,329,000	517,057,000
Less: deferred financing costs, net(1)	(6,290,000)	(3,861,000)
Add: premium	1,176,000	1,678,000
Less: discount	(17,657,000)	(19,157,000)
Mortgage loans payable, net	$613,558,000	$495,717,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only include costs related to our mortgage loans payable.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2017 and 2016:

Amount
Mortgage loans payable, net — December 31, 2015	$295,270,000
Additions:
Borrowings on mortgage loans payable	194,883,000
Assumption of mortgage loans payable, net	14,066,000
Amortization of deferred financing costs	1,065,000
Deductions:
Scheduled principal payments on mortgage loans payable	(5,769,000)
Amortization of discount/premium on mortgage loans payable	(72,000)
Deferred financing costs	(3,726,000)
Mortgage loans payable, net — December 31, 2016	$495,717,000
Additions:
Borrowings on mortgage loans payable	$230,611,000
Amortization of deferred financing costs	2,387,000
Amortization of discount/premium on mortgage loans payable	998,000
Deductions:
Scheduled principal payments on mortgage loans payable	(8,524,000)
Settlement of mortgage loan payable	(102,815,000)
Deferred financing costs	(4,816,000)
Mortgage loans payable, net — December 31, 2017	$613,558,000
As of December 31, 2017, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2018	$88,030,000
2019	26,714,000
2020	33,861,000
2021	13,236,000
2022	59,540,000
Thereafter	414,948,000
$636,329,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of December 31, 2017 and 2016, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $550,000,000 and $500,000,000, respectively. As of December 31, 2017 and 2016, borrowings outstanding under the 2016 Corporate Line of Credit totaled $444,000,000 and $391,000,000, respectively, and $106,000,000 and $109,000,000, respectively, remained available. As of December 31, 2017 and 2016, the weighted average interest rate on borrowings outstanding was 3.23% and 2.53%, respectively, per annum.
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
Provided that no default or event of default has occurred and subject to certain terms and conditions set forth in the Trilogy PropCo Credit Agreement, the Trilogy PropCo Borrowers had the option, at any time and from time to time, before the maturity date, to request the increase of the total maximum principal amount by $100,000,000 to $400,000,000. On October 27, 2017, we entered into an amendment to the Trilogy PropCo Credit Agreement, or the Trilogy PropCo Amendment, with KeyBank, as administrative agent, and a syndicate of other banks, as lenders, to amend the terms of the Trilogy PropCo Credit Agreement. The material terms of the Trilogy PropCo Amendment provide for: (i) a reduction of the total commitment under the Trilogy PropCo Line of Credit from $300,000,000 to $250,000,000; (ii) a revision to the definition of applicable margin, pursuant to which the Trilogy PropCo Line of Credit bears interest at a floating rate based on an adjusted London Interbank Offered Rate, or LIBOR, plus an applicable margin of 4.00% per annum or an alternate base rate plus an applicable margin of 3.00% per annum, at the Trilogy PropCo Borrowers’ option; and (iii) the Trilogy PropCo Borrowers’ obligation to pay to KeyBank the unused fee that has accrued with respect to the portion of the total commitment being reduced.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $250,000,000 and $300,000,000 as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $179,376,000 and $238,776,000, respectively, and $70,624,000 and $61,224,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of December 31, 2017 and 2016 was 5.39% and 4.87%, respectively, per annum.
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a Delaware corporation and a direct subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. The Trilogy OpCo Line of Credit is secured primarily by residents’ receivables of the Trilogy OpCo Borrowers. The terms of the Trilogy OpCo Credit Agreement provided for a one-time increase during the term of the agreement by up to $18,000,000, for a maximum principal amount of $60,000,000, subject to certain conditions. On April 1, 2016, we increased the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000.
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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of December 31, 2017, and 2016, respectively, subject to certain terms and conditions. As of December 31, 2017 and 2016, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $749,000 and $19,541,000, respectively, and $59,251,000 and $40,459,000, respectively, remained available. The weighted average interest rate on borrowings outstanding as of December 31, 2017 and 2016 was 5.84% and 4.53%, respectively, per annum.
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
The following table lists the derivative financial instruments held by us as of December 31, 2017 and 2016:

					Fair Value
					December 31,
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	2017	2016
Cap	$17,075,000	one month LIBOR	2.25%	02/01/18	$—	$—
Swap	140,000,000	one month LIBOR	0.82%	02/03/19	1,486,000	1,355,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	661,000	627,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	219,000	—
	$267,075,000				$2,366,000	$1,982,000
As of December 31, 2017 and 2016, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015 we recorded $383,000, $1,968,000 and $0, respectively, as a decrease to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of December 31, 2017 and 2016, identified intangible liabilities consisted of below-market leases of $1,568,000 and $2,216,000, respectively, net of accumulated amortization of $1,135,000 and $946,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2017, 2016 and 2015 was $658,000, $651,000 and $356,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining life of below-market leases was 4.8 years and 5.1 years as of December 31, 2017 and 2016, respectively. As of December 31, 2017, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$482,000
2019	392,000
2020	263,000
2021	146,000
2022	97,000
Thereafter	188,000
$1,568,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of December 31, 2017 and 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets. As of December 31, 2017, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Beginning balance	$31,507,000	$22,987,000
Additions	975,000	2,295,000
Reclassification from equity	635,000	845,000
Repurchase of redeemable noncontrolling interests	(61,000)	—
Distributions	(1,184,000)	(198,000)
Fair value adjustment to redemption value	1,155,000	11,521,000
Net loss attributable to redeemable noncontrolling interests	(592,000)	(5,943,000)
Ending balance	$32,435,000	$31,507,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2017 and 2016, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On March 12, 2015, we terminated the primary portion of our initial offering. We continued to offer shares of our common stock in our initial offering pursuant to the DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
Through December 31, 2017, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 20,355,578 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 6,047,664 shares of our common stock under our share repurchase plan and granted an aggregate of 82,500 shares of our restricted common stock to our independent directors through December 31, 2017. As of December 31, 2017 and 2016, we had 199,343,234 and 195,780,039 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Through the termination of the primary portion of our initial offering on March 12, 2015, we paid our dealer manager selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager was permitted to re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2015, we incurred $62,362,000 in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dealer Manager Fee
Through the termination of the primary portion of our initial offering on March 12, 2015, we paid our dealer manager a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2015, we incurred $27,789,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Beginning balance — foreign currency translation adjustments	$(3,029,000)	$(506,000)
Net change in current period	1,058,000	(2,523,000)
Ending balance — foreign currency translation adjustments	$(1,971,000)	$(3,029,000)
Noncontrolling Interests
As of December 31, 2017 and 2016, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NHI, through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of December 31, 2017 and 2016, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both are unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015, we recognized stock compensation expense related to the Profit Interests of $936,000, $1,329,000 and $3,165,000, respectively.
There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2017, 2016 and 2015. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. In accordance with ASC Topic 810, we classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying consolidated balance sheets and the dividends of the preferred shares of beneficial interests as net loss attributable to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss).
In addition, as of December 31, 2017 and 2016, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the years ended December 31, 2017, 2016 and 2015.

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
On October 4, 2017, our board approved and established an updated estimated per share NAV of our common stock of $9.27. Accordingly, commencing with the distribution payment to stockholders paid in the month of November 2017, shares of our common stock issued pursuant to the Amended and Restated DRIP were or will be issued at $9.27 per share, until such time as our board determines a new estimated per share NAV.
For the years ended December 31, 2017, 2016 and 2015, $63,008,000, $64,604,000 and $59,335,000, respectively, in distributions were reinvested and 6,960,664, 6,861,647 and 6,245,475 shares of our common stock, respectively, were issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering. As of December 31, 2017 and 2016, a total of $189,681,000 and $126,673,000, respectively, in distributions were reinvested that resulted in 20,355,578 and 13,394,914 shares of our common stock, respectively, being issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, as amended, is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, commencing with the share repurchase requests submitted during the fourth quarter 2016, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
On October 5, 2016, our board approved and established an initial estimated per share NAV of our common stock of $9.01. On October 4, 2017, our board approved and established an updated estimated per share NAV of our common stock of $9.27. Accordingly, commencing with share repurchase requests submitted during the fourth quarter of 2016 or 2017, the updated estimated per share NAV of $9.01 or $9.27, respectively, has or will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than $9.01 or $9.27 per share, respectively, in our initial offering, until such time as our board determines a new estimated per share NAV.
For the years ended December 31, 2017, 2016 and 2015, we received share repurchase requests and repurchased 3,419,969, 2,246,766 and 380,929 shares of our common stock, respectively, for an aggregate of $30,656,000, $20,941,000 and $3,761,000, respectively, at an average repurchase price of $8.96, $9.32 and $9.87 per share, respectively. As of December 31, 2017 and 2016, we received share repurchase requests and repurchased 6,047,664 and 2,627,695 shares of our common stock, respectively, for an aggregate of $55,358,000 and $24,702,000, respectively, at an average repurchase price of $9.15 and $9.40 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
2013 Incentive Plan
We adopted our incentive plan pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For the years ended December 31, 2017 and 2016, we granted 22,500 and 30,000 shares of our restricted common stock, respectively, at a weighted average grant date fair value of $9.01 and $10.00 per share, respectively, to our independent directors in connection with their election or re-election to our board of directors, or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the years ended December 31, 2017, 2016 and 2015, we recognized stock compensation expense of $216,000, $196,000 and $109,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2017. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the years ended December 31, 2017, 2016 and 2015, we incurred $23,698,000, $29,494,000 and $47,376,000, respectively, in fees and expenses to our affiliates as detailed below.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering Stage
Other Organizational and Offering Expenses
Through the termination of the primary portion of our initial offering on March 12, 2015, our other organizational and offering expenses were incurred by our advisor or its affiliates on our behalf. We reimbursed our advisor or its affiliates for actual expenses incurred up to 2.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2015, we incurred $533,000 in offering expenses to our advisor. Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor from the gross proceeds of our initial offering.
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
For the years ended December 31, 2017, 2016 and 2015, we incurred $1,922,000, $9,591,000 and $39,204,000, respectively, in acquisition fees to our advisor, which did not include any shares of common stock for the years ended December 31, 2017 and 2016 and 55,684, shares of our common stock issued for the year ended December 31, 2015. Acquisition fees in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
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
For the years ended December 31, 2017, 2016 and 2015, we incurred $104,000, $182,000 and $0, respectively, in development fees to our advisor or its affiliates. Until December 31, 2016, development fees were expensed and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Since January 1, 2017, as a result of our early adoption of ASU 2017-01, development fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2017, 2016 and 2015, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions or real estate-related investments, except with respect to our acquisition of Crown Senior Care Portfolio, which

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess fees were approved by our directors as set forth above. For a further discussion, please see Note 3, Real Estate Investments, Net.
For the years ended December 31, 2017, 2016 and 2015, we incurred $0, $1,000 and $3,000, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
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
For the years ended December 31, 2017, 2016 and 2015, we incurred $18,793,000, $16,949,000 and $6,831,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
Property Management Fee
Our advisor or its affiliates may directly serve as property manager of our properties or may sub-contract their property management duties to any third party and provide oversight of such third-party property manager. We pay our advisor or its affiliates a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a property management oversight fee of 1.0% of the gross monthly cash receipts of any stand-alone, single-tenant, net leased property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
For the years ended December 31, 2017, 2016 and 2015, we incurred $2,358,000, $2,313,000 and $738,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2017, 2016 and 2015, we incurred $267,000, $213,000 and $23,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2017, 2016 and 2015, we incurred $46,000, $80,000 and $11,000, respectively, in construction management fees to our advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed and included in our accompanying consolidated statements of operations and comprehensive income (loss), as applicable.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.9% and 16.6%, respectively, for the 12 months ended December 31, 2017; therefore, our operating expenses did not exceed the aforementioned limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 14.5%, respectively, for the 12 months ended December 31, 2016; therefore, our operating expenses did not exceed the aforementioned limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.1% and (48.2)%, respectively, for the 12 months ended December 31, 2015; therefore, our operating expenses did not exceed the aforementioned limitation.
For the years ended December 31, 2017, 2016 and 2015, our advisor or its affiliates incurred operating expenses on our behalf of $208,000, $165,000 and $33,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the years ended December 31, 2017, 2016 and 2015, our advisor and its affiliates were not compensated for any additional services.
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
For the year ended December 31, 2017, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for a further discussion. For the years ended December 31, 2016 and 2015, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2017, 2016 and 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2017, 2016 and 2015, we did not pay any such distributions to our advisor.
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
As of December 31, 2017 and 2016, we did not have any liability related to the subordinated distribution upon termination.
Stock Purchase Plans
Effective January 1, 2015, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President, Chief Operating Officer, and Director, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each adopted stock purchase plans, or the 2015 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, our former Chief Financial Officer, Shannon K S Johnson, our Executive Vice President — Acquisitions, Stefan K.L. Oh, our Assistant General Counsel and Secretary, Cora Lo, and our Former Vice President — Asset Management, Chris Rooney, each executed similar 2015 Stock Purchase Plans whereby each irrevocably agreed to invest 15.0%, 15.0%, 10.0% and 15.0%, respectively, of their net after-tax base salaries that were earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2015. The 2015 Stock Purchase Plans each terminated in connection with the termination of the primary portion of our initial offering.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2015, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$17,000	1,902
Danny Prosky	President, Chief Operating Officer and Director	20,000	2,246
Mathieu B. Streiff	Executive Vice President, General Counsel	19,000	2,062
Stefan K.L. Oh	Executive Vice President — Acquisitions	2,000	168
Cora Lo	Assistant General Counsel and Secretary	1,000	106
Shannon K S Johnson	Former Chief Financial Officer	1,000	165
Chris Rooney	Former Vice President — Asset Management	1,000	135
		$61,000	6,784
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2017 and 2016:

	December 31,
Fee	2017	2016
Asset and property management fees	$1,783,000	$1,736,000
Acquisition fees	115,000	202,000
Development fees	104,000	105,000
Construction management fees	14,000	38,000
Lease commissions	31,000	89,000
Operating expenses	10,000	16,000
	$2,057,000	$2,186,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$2,366,000	$—	$2,366,000
Contingent consideration receivable	—	—	—	—
Total assets at fair value	$—	$2,366,000	$—	$2,366,000
Liabilities:
Contingent consideration obligations	$—	$—	$5,107,000	$5,107,000
Warrants	—	—	1,155,000	1,155,000
Total liabilities at fair value	$—	$—	$6,262,000	$6,262,000

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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2017 and 2016.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Asset
As of December 31, 2017, we have not recorded any contingent consideration receivables. In connection with our acquisition of Mt. Juliet TN MOB in March 2015, there is a contingent consideration receivable in the range of $0 up to a maximum of $73,000. We would receive payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminates their lease prior to March 31, 2018, and to the extent there is a shortfall in rent from any replacement tenant. As of December 31, 2017, we do not believe that we will receive such amount, and therefore we have not recorded any contingent consideration receivable. When recorded by us, contingent consideration receivables will be included in other assets, net in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities
As of December 31, 2017 and 2016, we have accrued $5,107,000 and $8,992,000, respectively, of contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Such consideration is paid upon various conditions being met, including our tenants achieving certain operating performance metrics and sellers’ leasing of unoccupied space.
Of the amounts accrued as of December 31, 2017 and 2016, $5,107,000 and $8,942,000, respectively, primarily relates to our acquisitions of four senior housing facilities of North Carolina ALF Portfolio in January and June 2015. The amounts were to be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There was no minimum required payment but the total maximum was capped at $35,144,000 and also limited by the tenant’s ability to increase its EBITDAR. Any payment made results in an increase in the monthly rent charged to the tenant and additional rental revenue to us. Upon the tenant meeting certain conditions under the lease agreement and providing us notice in October 2016, we paid $10,000,000 towards this obligation related to the Wake Forest facility in November 2016. The contingent consideration obligations related to the other three facilities continue to be revised to their estimated fair values each reporting period. As of December 31, 2017, the estimated fair value related to the North Raleigh facility was reduced to zero as no obligation will be due, and we estimate that we will pay the remaining contingent consideration of $5,107,000 for the Moorseville and Clemmons facilities. Accordingly, for the years ended December 31, 2017 and 2016, we realized a net (gain) loss to earnings of $(3,835,000) and $14,811,000, respectively, for these adjustments to contingent consideration obligations related to North Carolina ALF Portfolio. Effective January 2018, the lease agreement was amended to extend the contingent consideration payout period to four years from the original three years for the Moorseville and Clemmons facilities with other terms of the amendment remaining consistent with the original lease agreement, as discussed above, with a remaining total maximum payments for the two remaining facilities capped at $20,318,000.
Warrants
As of December 31, 2017 and 2016, we have recorded $1,155,000 and $1,250,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2017 and 2016, the carrying value is a reasonable estimate of fair value.
Investments in Unconsolidated Entities
As of December 31, 2016, the fair value of one of our investments in unconsolidated entities was based on an income approach utilizing a discounted cash flows valuation model, and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model included earnings multiples, discount rate, growth rates of revenue, operating expenses and cost of capital, some of which influence our expectation of future cash flows from our equity investments in the unconsolidated entities and, accordingly, the fair value of our investments.
The following is a summary of the quantitative information related to this non-recurring fair value measurement for the impairment of our investments in unconsolidated entities as of December 31, 2016 using a discounted cash flows valuation model:

Unobservable Inputs	Ranges
Terminal EBITDA(1) multiple	8.0X-9.0X
Weighted average cost of capital	7.75%-9.75%
Operating expenses as a percent of revenue	74%-84%
Annual revenue growth	2.75%-3.65%
___________

(1)	Earnings before interest, tax, depreciation and amortization.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unobservable Inputs and Reconciliation for Contingent Consideration Liabilities
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration assets and liabilities subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and liabilities are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2017, the unobservable inputs used for the contingent consideration valuations related to the Mooresville facility and Clemmons facility within North Carolina ALF Portfolio included the tenant’s annualized EBITDAR of $1,634,000 and $1,416,000, respectively, and a discount rate per annum of 1.25%. As of December 31, 2016, the unobservable inputs used for the contingent consideration valuations related to the Mooresville facility and Clemmons facility within North Carolina ALF Portfolio included the tenant’s annualized EBITDAR of $1,599,000 and $1,753,000, respectively, and a discount rate per annum of 1.20%. As of December 31, 2017 and 2016, we also used as inputs for such valuations an Applicable Rate of 7.2%, as defined in the respective lease agreements, and assumed the tenants of the two facilities would request for 100% of the eligible payments in January 2019 and June 2019, respectively. Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligations as of December 31, 2017 and 2016.
The following is a reconciliation of the beginning and ending balances of our contingent consideration obligations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Contingent Consideration Obligations:
Beginning balance	$8,992,000	$5,912,000	$1,393,000
Additions to contingent consideration obligations	—	—	5,848,000
Realized/unrealized (gains) losses recognized in earnings	(3,885,000)	13,430,000	(1,329,000)
Settlements of obligations	—	(10,350,000)	—
Ending balance	$5,107,000	$8,992,000	$5,912,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$(3,885,000)	$13,430,000	$(1,329,000)
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$30,713,000	$31,414,000	$36,205,000	$37,231,000
Debt security investment	$67,275,000	$94,202,000	$64,912,000	$94,320,000
Financial Liabilities:
Mortgage loans payable	$613,558,000	$570,918,000	$495,717,000	$495,532,000
Lines of credit and term loans	$617,798,000	$624,102,000	$639,693,000	$647,336,000
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, eliminating the corporate alternative minimum tax, or AMT, and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. As such, we revised the tax rate of our TRSs to reflect the change in the federal statutory rate from 35.0% to 21.0%. As a result, income tax expense reported for the year ended December 31, 2017 was adjusted to reflect the effects of the Tax Act, which resulted in an income tax benefit of $2,997,000 and is primarily due to the application of the newly enacted rates to the existing deferred tax assets/liabilities of our TRSs.
The components of income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015, were as follows:

	December 31,
	2017	2016	2015
Domestic	$2,931,000	$(202,886,000)	$(109,748,000)
Foreign	(808,000)	(667,000)	(5,103,000)
Income (loss) before income taxes	$2,123,000	$(203,553,000)	$(114,851,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
Federal deferred	$(3,382,000)	$(6,656,000)	$(6,156,000)
State deferred	(755,000)	(1,502,000)	(1,291,000)
Foreign deferred	—	—	—
Federal current	—	(3,000)	147,000
Foreign current	543,000	160,000	43,000
Valuation allowances	367,000	8,344,000	7,447,000
Total income tax (benefit) expense	$(3,227,000)	$343,000	$190,000
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2017 and 2016, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2017 and 2016, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Fixed assets & intangibles	$8,189,000	$13,015,000
Expense accruals & other	6,956,000	6,586,000
Net operating loss	6,338,000	6,947,000
Reserves and accruals	2,466,000	2,361,000
Allowances for accounts receivable	1,766,000	2,891,000
Investment in joint ventures	1,465,000	1,189,000
Valuation allowances	(20,298,000)	(24,695,000)
Total deferred income tax assets	$6,882,000	$8,294,000
Deferred income tax liabilities:
Fixed assets and intangibles	$(8,413,000)	$(13,181,000)
Other — temporary differences	(2,689,000)	(3,104,000)
Total deferred income tax liabilities	$(11,102,000)	$(16,285,000)
At December 31, 2017, we had a net operating loss, or NOL, carryforward of $24,875,000 related to the TRSs. These amounts can be used to offset future taxable income, if any. The NOL carryforwards begin to expire in 2035 with respect to the TRSs.
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017		2016		2015
Ordinary income	$40,475,000	34.1%	$28,135,000	24.2%	$17,271,000	16.7%
Capital gain	—	—	—	—	—	—
Return of capital	78,285,000	65.9	88,140,000	75.8	85,923,000	83.3
	$118,760,000	100%	$116,275,000	100%	$103,194,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2059 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2017 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$91,146,000
2019	87,628,000
2020	80,482,000
2021	77,957,000
2022	71,368,000
Thereafter	567,393,000
$975,974,000
Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2112, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2017 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$22,334,000
2019	22,990,000
2020	23,664,000
2021	24,357,000
2022	23,524,000
Thereafter	202,942,000
$319,811,000
We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840. A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75.0% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90.0% of the fair value of the leased asset. Future minimum lease payments under capital leases as of December 31, 2017 for each of the next five years ending December 31 was as follows:

Year	Amount(1)
2018	$7,194,000
2019	5,401,000
2020	3,296,000
2021	1,831,000
2022	87,000
$17,809,000
___________

(1)
Amounts above represent principal of $16,193,000 and interest obligations of $1,616,000 under capital lease arrangements. As of December 31, 2017 and 2016, we have recorded $0 and $24,500,000, respectively, of purchase

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option liabilities, which are included in capital lease obligations in our accompanying consolidated balance sheets and which are excluded from amounts above. Purchase option liabilities are recorded at their estimated fair value by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price.
18. Business Combinations
2017 Business Combination
For the year ended December 31, 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2017 property acquisitions accounted for as asset acquisitions. On September 26, 2017, we, through a majority-owned subsidiary of Trilogy, acquired a pharmaceutical business in Nashville, Tennessee from an unaffiliated third party for a contract purchase price of $7,500,000, plus closing costs and an acquisition fee paid to our advisor, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). The acquisition of such pharmaceutical business is included in our integrated senior health campuses segment and was accounted for as a business combination. Based on quantitative and qualitative considerations, such business combination we completed during 2017 was not material.
2016 Business Combinations
For the year ended December 31, 2016, using cash on hand and debt financing, we completed 12 property acquisitions comprising 23 buildings and acquired the real estate underlying 17 previously leased integrated senior health campuses, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $498,656,000, plus closing costs and acquisition fees of $14,559,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the property acquisitions for the year ended December 31, 2016 are reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the period from the date of acquisition of each property through December 31, 2016. For the period from the acquisition date through December 31, 2016, we recognized the following amounts of revenue and net income for the 2016 property acquisitions:

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
The unaudited pro forma adjustments assume that the initial offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 1, 2015. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2016 and included in the 2015 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
2015 Business Combinations
For the year ended December 31, 2015, using net proceeds from our initial offering, the assumption of mortgage loans payable and borrowings against lines of credit, we completed 23 property acquisitions comprising 50 buildings and 97 integrated senior health campuses, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $1,976,185,000, plus closing costs and acquisition fees of $65,935,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the property acquisitions during the year ended December 31, 2015 are reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the period from the date of acquisition of each property through December 31, 2015. We present separately Independence MOB Portfolio, Pennsylvania Senior Housing Portfolio and Trilogy below, which are individually significant property acquisitions during the year ended December 31, 2015. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 under the Fair Value Measurement and Disclosure framework.
For the period from the acquisition date through December 31, 2015, we recognized the following amounts of revenue and net income (loss) for the 2015 property acquisitions:

Acquisition	Revenue	Net Income (Loss)
Independence MOB Portfolio	$14,021,000	$2,171,000
Pennsylvania Senior Housing Portfolio	$8,500,000	$(2,743,000)
Trilogy	$66,115,000	$(18,588,000)
Other 2015 Acquisitions	$46,235,000	$(1,344,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed for our 2015 property acquisitions:

	Independence MOB Portfolio	Pennsylvania Senior Housing Portfolio	Trilogy(1)	Other 2015 Acquisitions
Building and improvements	$113,727,000	$76,970,000	$504,554,000	$530,242,000
Land	7,367,000	2,994,000	38,956,000	50,776,000
Furniture, fixtures and equipment	—	635,000	59,192,000	1,966,000
Construction in progress	—	—	17,132,000	—
In-place leases	7,182,000	8,057,000	183,704,000	48,041,000
Leasehold interest	5,715,000	—	—	687,000
Above-market leases	1,321,000	—	—	1,163,000
Capital lease assets	—	—	43,601,000	—
Certificates of need	—	—	51,295,000	—
Trade names	—	—	30,267,000	—
Purchase option assets	—	—	71,000,000	—
Goodwill	—	—	75,264,000	—
Other assets	—	—	37,639,000	—
Total assets acquired	135,312,000	88,656,000	1,112,604,000	632,875,000
Mortgage loans payable, net	—	(13,271,000)	(193,220,000)	(71,969,000)
Lines of credit	—	—	(270,000,000)	—
Below-market leases	(350,000)	—	—	(193,000)
Capital lease obligations	—	—	(47,660,000)	—
Deferred income tax liabilities	—	—	(7,699,000)	—
Other liabilities	—	—	(7,634,000)	(5,848,000)	(2)
Total liabilities assumed	(350,000)	(13,271,000)	(526,213,000)	(78,010,000)
Net assets acquired	$134,962,000	$75,385,000	$586,391,000	$554,865,000
___________

(1)	Trilogy’s assets acquired and liabilities assumed are consolidated and reported at 100%. At the time of acquisition, we owned approximately 67.6% of the net assets acquired.

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
The unaudited pro forma adjustments assume that the initial offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2014. In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2015 and included in the 2014 pro forma results. The pro forma results are not

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
19. Segment Reporting
ASC Topic 280 establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at such time. As of December 31, 2017, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
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
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain (loss) on disposition of real estate investments, impairment of real estate investments, foreign currency gain (loss), other income (expense), loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2017
Revenues:
Resident fees and services	$—	$—	$—	$—	$64,192,000	$863,029,000	$927,221,000
Real estate revenue	78,584,000	14,884,000	12,705,000	20,898,000	—	—	127,071,000
Total revenues	78,584,000	14,884,000	12,705,000	20,898,000	64,192,000	863,029,000	1,054,292,000
Expenses:
Property operating expenses	—	—	—	—	43,133,000	763,306,000	806,439,000
Rental expenses	29,344,000	1,608,000	1,453,000	670,000	—	—	33,075,000
Segment net operating income	$49,240,000	$13,276,000	$11,252,000	$20,228,000	$21,059,000	$99,723,000	$214,778,000
Expenses:
General and administrative							$32,587,000
Acquisition related expenses							(3,833,000)
Depreciation and amortization							113,226,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(60,872,000)
Gain in fair value of derivative financial instruments							383,000
Gain on dispositions of real estate investments							3,370,000
Impairment of real estate investments							(14,070,000)
Loss from unconsolidated entities							(5,048,000)
Foreign currency gain							4,045,000
Other income							1,517,000
Income before income taxes							2,123,000
Income tax benefit							3,227,000
Net income							$5,350,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2016
Revenues:
Resident fees and services	$—	$—	$—	$—	$62,371,000	$810,034,000	$872,405,000
Real estate revenue	73,252,000	8,686,000	16,711,000	18,517,000	—	—	117,166,000
Total revenues	73,252,000	8,686,000	16,711,000	18,517,000	62,371,000	810,034,000	989,571,000
Expenses:
Property operating expenses	—	—	—	—	42,346,000	722,793,000	765,139,000
Rental expenses	26,863,000	758,000	1,235,000	538,000	—	—	29,394,000
Segment net operating income	$46,389,000	$7,928,000	$15,476,000	$17,979,000	$20,025,000	$87,241,000	$195,038,000
Expenses:
General and administrative							$28,951,000
Acquisition related expenses							28,589,000
Depreciation and amortization							271,307,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(45,665,000)
Gain in fair value of derivative financial instruments							1,968,000
Loss from unconsolidated entities							(18,377,000)
Foreign currency loss							(8,755,000)
Other income							1,085,000
Loss before income taxes							(203,553,000)
Income tax expense							(343,000)
Net loss							$(203,896,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Year Ended December 31, 2015
Revenues:
Resident fees and services	$—	$—	$—	$—	$29,964,000	$66,115,000	$96,079,000
Real estate revenue	49,804,000	808,000	5,297,000	8,488,000	—	—	64,397,000
Total revenues	49,804,000	808,000	5,297,000	8,488,000	29,964,000	66,115,000	160,476,000
Expenses:
Property operating expenses	—	—	—	—	20,820,000	60,635,000	81,455,000
Rental expenses	16,806,000	53,000	1,625,000	391,000	—	—	18,875,000
Segment net operating income	$32,998,000	$755,000	$3,672,000	$8,097,000	$9,144,000	$5,480,000	$60,146,000
Expenses:
General and administrative							$16,544,000
Acquisition related expenses							74,170,000
Depreciation and amortization							75,714,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(5,619,000)
Loss from unconsolidated entities							(590,000)
Foreign currency loss							(3,199,000)
Other income							839,000
Loss before income taxes							(114,851,000)
Income tax expense							(190,000)
Net loss							$(115,041,000)
Assets by reportable segment as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Integrated senior health campuses	$1,366,245,000	$1,330,597,000
Medical office buildings	662,959,000	699,381,000
Senior housing — RIDEA	279,388,000	286,058,000
Senior housing	231,559,000	212,314,000
Skilled nursing facilities	129,359,000	129,984,000
Hospitals	123,431,000	127,258,000
Other	7,534,000	8,926,000
Total assets	$2,800,475,000	$2,794,518,000
As of December 31, 2017 and 2016, goodwill of $75,309,000 and $75,265,000, respectively, was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Revenues:
United States	$1,049,586,000	$985,069,000	$159,673,000
International	4,706,000	4,502,000	803,000
Total revenues	$1,054,292,000	$989,571,000	$160,476,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Real estate investments, net:
United States	$2,110,280,000	$2,089,247,000
International	52,978,000	49,734,000
Total real estate investments, net	$2,163,258,000	$2,138,981,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2017 and 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2017, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in Indiana accounted for 35.6% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of December 31, 2017, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 45.6%, 28.7%, 10.0%, 6.1%, 5.7% and 3.9%, respectively, of our annualized base rent or annualized net operating income. As of December 31, 2017, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2017.
21. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $26,000, $18,000 and $10,000, respectively, for the years ended December 31, 2017, 2016 and 2015. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017 and 2016, there were 45,000 and 39,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2017 and 2016, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
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

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$276,570,000	$262,748,000	$258,573,000	$256,401,000
Expenses	(246,854,000)	(244,266,000)	(244,877,000)	(245,497,000)
Other expense	(24,552,000)	(14,741,000)	(12,738,000)	(18,644,000)
Income tax benefit	1,729,000	720,000	565,000	213,000
Net income (loss)	6,893,000	4,461,000	1,523,000	(7,527,000)
Less: net (income) loss attributable to noncontrolling interests	(179,000)	176,000	1,867,000	4,008,000
Net income (loss) attributable to controlling interest	$6,714,000	$4,637,000	$3,390,000	$(3,519,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.03	$0.02	$0.02	$(0.02)
Weighted average number of common shares outstanding — basic and diluted	199,428,746	198,733,528	197,845,193	196,897,807

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$250,815,000	$248,930,000	$241,321,000	$248,505,000
Expenses	(274,913,000)	(289,445,000)	(278,088,000)	(280,934,000)
Other expense	(24,291,000)	(15,853,000)	(16,026,000)	(13,574,000)
Income tax (expense) benefit	(170,000)	2,000	884,000	(1,059,000)
Net loss	(48,559,000)	(56,366,000)	(51,909,000)	(47,062,000)
Less: net loss attributable to noncontrolling interests	18,617,000	13,921,000	12,529,000	12,795,000
Net loss attributable to controlling interest	$(29,942,000)	$(42,445,000)	$(39,380,000)	$(34,267,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.15)	$(0.22)	$(0.20)	$(0.18)
Weighted average number of common shares outstanding — basic and diluted	195,806,001	195,027,512	193,698,615	192,240,851

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$—	$479,000	$2,871,000	$3,350,000	$(483,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	13,000	240,000	2,319,000	2,559,000	(323,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	8,000	216,000	3,143,000	3,359,000	(378,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	7,000	250,000	2,221,000	2,471,000	(306,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	3,000	104,000	777,000	881,000	(111,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	266,000	943,000	6,554,000	7,497,000	(862,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	(1,000)	331,000	5,102,000	5,433,000	(578,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(787,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	—	891,000	6,538,000	7,429,000	(796,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	375,000	1,045,000	5,443,000	6,488,000	(1,026,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	7,497,000	1,028,000	9,430,000	(10,000)	1,028,000	9,420,000	10,448,000	(1,322,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Olympia Fields, IL	—	298,000	2,726,000	13,000	298,000	2,739,000	3,037,000	(301,000)	2005	12/04/14
	Columbus, OH	—	225,000	5,649,000	59,000	225,000	5,708,000	5,933,000	(583,000)	2005	12/04/14
	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(535,000)	2009	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(8,967,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	—	—	19,942,000	19,942,000	(2,040,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(178,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(307,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(845,000)	2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	—	368,000	1,711,000	2,079,000	(359,000)	1970	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(122,000)	1956	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Longview, TX	$—	$—	$27,601,000	$820,000	$—	$28,421,000	$28,421,000	$(3,180,000)	1985/1993/ 2004	12/12/14
Premier MOB (Medical Office)	Novi, MI	—	644,000	10,420,000	732,000	644,000	11,152,000	11,796,000	(1,061,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	591,000	411,000	11,596,000	12,007,000	(1,087,000)	1988	01/13/15
	Somerville, MA	—	1,509,000	46,775,000	1,270,000	1,509,000	48,045,000	49,554,000	(3,843,000)	1990	01/13/15
	Morristown, NJ	—	3,763,000	26,957,000	1,531,000	3,763,000	28,488,000	32,251,000	(3,286,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	230,000	1,683,000	9,635,000	11,318,000	(1,054,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	1,098,000	—	20,691,000	20,691,000	(1,862,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	9,425,000	3,427,000	13,849,000	2,077,000	3,427,000	15,926,000	19,353,000	(1,798,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (Senior Housing)	Clemmons, NC	—	596,000	13,237,000	—	596,000	13,237,000	13,833,000	(1,081,000)	2014	06/29/15
	Mooresville, NC	—	835,000	15,894,000	—	835,000	15,894,000	16,729,000	(1,424,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	—	1,069,000	21,235,000	22,304,000	(1,780,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	—	772,000	13,596,000	14,368,000	(1,057,000)	2014	06/29/15
	Huntersville, NC	—	2,033,000	11,494,000	—	2,033,000	11,494,000	13,527,000	(346,000)	2015	01/18/17
Orange Star Medical Portfolio (Medical Office and Hospital)	Keller, TX	—	1,604,000	7,912,000	22,000	1,604,000	7,934,000	9,538,000	(769,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	108,000	259,000	10,698,000	10,957,000	(942,000)	1987	02/26/15
	Friendswood, TX	—	500,000	7,664,000	210,000	500,000	7,874,000	8,374,000	(677,000)	2008	02/26/15
	Durango, CO	—	623,000	14,166,000	143,000	623,000	14,309,000	14,932,000	(1,149,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	250,000	788,000	10,717,000	11,505,000	(976,000)	2004	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	55,000	820,000	8,644,000	9,464,000	(806,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	—	781,000	3,943,000	4,724,000	(392,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	(54,000)	1,188,000	10,666,000	11,854,000	(955,000)	2012	03/17/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Homewood AL MOB (Medical Office)	Homewood, AL	$—	$405,000	$6,590,000	$(502,000)	$405,000	$6,088,000	$6,493,000	$(536,000)	2010	03/27/15
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	13,301,000	2,313,000	12,447,000	1,222,000	2,313,000	13,669,000	15,982,000	(1,265,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	1,244,000	1,668,000	8,601,000	10,269,000	(810,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	1,584,000	2,692,000	15,679,000	18,371,000	(1,450,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	34,000	1,347,000	10,981,000	12,328,000	(909,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (Senior Housing — RIDEA)	Elkhart, IN	—	793,000	6,009,000	63,000	793,000	6,072,000	6,865,000	(701,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	84,000	782,000	6,844,000	7,626,000	(887,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	(235,000)	604,000	11,294,000	11,898,000	(985,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	23,000	392,000	14,917,000	15,309,000	(1,318,000)	2008	05/14/15
	Mishawaka, IN	9,820,000	3,670,000	14,416,000	148,000	3,670,000	14,564,000	18,234,000	(1,268,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	93,000	404,000	5,143,000	5,547,000	(621,000)	2000	06/11/15 and 11/20/15
Mount Dora Medical Center (Medical Office)	Mount Dora, FL	—	736,000	14,616,000	(4,454,000)	736,000	10,162,000	10,898,000	(944,000)	2008	05/15/15
Nebraska Senior Housing Portfolio (Senior Housing — RIDEA)	Bennington, NE	—	981,000	20,427,000	87,000	981,000	20,514,000	21,495,000	(1,696,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	176,000	1,274,000	38,795,000	40,069,000	(2,875,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (Senior Housing — RIDEA)	Bethlehem, PA	11,564,000	1,542,000	22,249,000	195,000	1,542,000	22,444,000	23,986,000	(1,929,000)	2005	06/30/15
	Boyertown, PA	—	480,000	25,544,000	61,000	480,000	25,605,000	26,085,000	(1,852,000)	2000	06/30/15
	York, PA	—	972,000	29,860,000	77,000	972,000	29,937,000	30,909,000	(2,158,000)	1986	06/30/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	$—	$94,000	$1,977,000	$—	$94,000	$1,977,000	$2,071,000	$(176,000)	2015	07/01/15
	Waterloo, IL	—	423,000	6,332,000	163,000	423,000	6,495,000	6,918,000	(615,000)	1995	07/01/15 and 12/19/17
	Waterloo, IL	—	200,000	2,648,000	62,000	200,000	2,710,000	2,910,000	(249,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	362,000	1,176,000	13,690,000	14,866,000	(1,438,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	2,171,000	8,030,000	26,704,000	34,734,000	(2,540,000)	1989	08/14/15
Richmond VA ALF(Senior Housing — RIDEA)	North Chesterfield, VA	35,942,000	2,146,000	56,671,000	(58,000)	2,146,000	56,613,000	58,759,000	(3,523,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,234,000	7,367,000	—	1,234,000	7,367,000	8,601,000	(514,000)	2015	09/15/15
	St. Albans, UK	—	1,245,000	13,081,000	—	1,245,000	13,081,000	14,326,000	(848,000)	2015	10/08/15
	Salisbury, UK	—	1,322,000	12,702,000	—	1,322,000	12,702,000	14,024,000	(804,000)	2015	12/08/15
	Aberdeen, UK	—	2,146,000	6,398,000	—	2,146,000	6,398,000	8,544,000	(214,000)	1986	11/15/16
	Felixstowe, UK	—	746,000	6,147,000	—	746,000	6,147,000	6,893,000	(194,000)	2010/2011	11/15/16
	Felixstowe, UK	—	563,000	2,694,000	—	563,000	2,694,000	3,257,000	(93,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	—	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(2,700,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	121,000	499,000	8,474,000	8,973,000	(682,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	123,000	661,000	4,906,000	5,567,000	(358,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	15,000	392,000	3,780,000	4,172,000	(379,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	23,000	548,000	11,838,000	12,386,000	(855,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	16,776,000	2,375,000	15,911,000	3,075,000	2,375,000	18,986,000	21,361,000	(1,692,000)	1987	01/21/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Pennsylvania Senior Housing Portfolio II (Senior Housing — RIDEA)	Palmyra, PA	$—	$835,000	$24,424,000	$37,000	$835,000	$24,461,000	$25,296,000	$(2,079,000)	2007	02/01/16
Snellville GA MOB (Medical Office)	Snellville, GA	—	332,000	7,781,000	533,000	332,000	8,314,000	8,646,000	(570,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	110,000	653,000	4,965,000	5,618,000	(361,000)	2007	02/19/16
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	—	606,000	7,924,000	16,000	606,000	7,940,000	8,546,000	(544,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	(9,000)	1,245,000	9,851,000	11,096,000	(884,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	(37,000)	663,000	10,510,000	11,173,000	(500,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	124,000	—	17,513,000	17,513,000	(837,000)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,875,000	10,847,000	1,000	1,845,000	10,878,000	12,723,000	(465,000)	2015	07/01/16
	Brighton, MA	—	758,000	2,661,000	221,000	779,000	2,861,000	3,640,000	(128,000)	1982	07/01/16
	Duxbury, MA	—	2,823,000	11,244,000	1,000	2,922,000	11,146,000	14,068,000	(521,000)	1983	07/01/16
	Hingham, MA	—	2,150,000	17,390,000	—	2,316,000	17,224,000	19,540,000	(734,000)	1990	07/01/16
	Weymouth, MA	—	1,818,000	5,286,000	228,000	1,857,000	5,475,000	7,332,000	(260,000)	1963	07/01/16
	Quincy, MA	15,688,000	3,537,000	13,697,000	120,000	3,537,000	13,817,000	17,354,000	(462,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	296,000	1,727,000	8,747,000	10,474,000	(506,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	5,000	403,000	1,606,000	2,009,000	(72,000)	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	57,000	804,000	12,151,000	12,955,000	(410,000)	1999	12/16/16
New London CT MOB (Medical Office)	New London, CT	—	669,000	3,479,000	32,000	669,000	3,511,000	4,180,000	(126,000)	1987	05/03/17
Middletown OH MOB II (Medical Office)	Middletown, OH	—	—	3,949,000	—	—	3,949,000	3,949,000	—	2007	12/20/17

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Owen Valley Health Campus	Spencer, IN	$9,437,000	$307,000	$9,111,000	$121,000	$307,000	$9,232,000	$9,539,000	$(507,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	9,468,000	973,000	9,702,000	335,000	980,000	10,030,000	11,010,000	(545,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,635,000	664,000	12,662,000	299,000	672,000	12,953,000	13,625,000	(700,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	7,852,000	1,576,000	8,124,000	20,000	1,576,000	8,144,000	9,720,000	(446,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,954,000	552,000	8,213,000	21,000	552,000	8,234,000	8,786,000	(451,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	6,974,000	720,000	8,145,000	213,000	777,000	8,301,000	9,078,000	(469,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	7,616,000	535,000	9,399,000	267,000	535,000	9,666,000	10,201,000	(546,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	6,271,000	344,000	8,027,000	44,000	347,000	8,068,000	8,415,000	(443,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	6,551,000	1,261,000	10,144,000	2,410,000	1,261,000	12,554,000	13,815,000	(578,000)	2008	12/01/15
Woodbridge Health Campus	Logansport, IN	8,970,000	228,000	11,812,000	22,000	228,000	11,834,000	12,062,000	(660,000)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	7,674,000	572,000	7,469,000	59,000	572,000	7,528,000	8,100,000	(414,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	12,263,000	492,000	12,157,000	162,000	502,000	12,309,000	12,811,000	(675,000)	2000	12/01/15
Scenic Hills Care Center	Ferdinand, IN	7,989,000	212,000	5,702,000	(4,054,000)	212,000	1,648,000	1,860,000	—	1985	12/01/15
Forest Glen Health Campus	Springfield, OH	11,044,000	846,000	12,754,000	165,000	860,000	12,905,000	13,765,000	(730,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	8,486,000	298,000	7,628,000	60,000	303,000	7,683,000	7,986,000	(420,000)	2007	12/01/15
The Heritage	Findlay, OH	14,284,000	1,312,000	13,475,000	136,000	1,312,000	13,611,000	14,923,000	(757,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	8,908,000	881,000	8,113,000	233,000	909,000	8,318,000	9,227,000	(460,000)	1985	12/01/15
The Residence of Waterford Crossing	Goshen, IN	9,108,000	344,000	4,381,000	763,000	349,000	5,139,000	5,488,000	(295,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	5,601,000	522,000	5,463,000	441,000	554,000	5,872,000	6,426,000	(338,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	10,455,000	1,645,000	13,696,000	143,000	1,753,000	13,731,000	15,484,000	(804,000)	1980	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Franciscan Healthcare Center	Louisville, KY	$11,724,000	$808,000	$8,439,000	$468,000	$808,000	$8,907,000	$9,715,000	$(518,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	8,279,000	734,000	11,648,000	310,000	760,000	11,932,000	12,692,000	(737,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,688,000	384,000	8,189,000	42,000	384,000	8,231,000	8,615,000	(435,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	66,000	389,000	9,762,000	10,151,000	(542,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	10,472,000	1,087,000	7,965,000	90,000	1,134,000	8,008,000	9,142,000	(452,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	15,643,000	440,000	8,953,000	153,000	466,000	9,080,000	9,546,000	(498,000)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	814,000	2,177,000	8,440,000	10,617,000	(470,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,624,000	1,469,000	19,477,000	20,946,000	(957,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	17,300,000	2,111,000	14,337,000	5,652,000	2,365,000	19,735,000	22,100,000	(998,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	18,802,000	1,542,000	14,107,000	85,000	1,557,000	14,177,000	15,734,000	(780,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	9,518,000	2,204,000	13,227,000	162,000	2,204,000	13,389,000	15,593,000	(738,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	14,752,000	1,240,000	16,118,000	19,000	1,249,000	16,128,000	17,377,000	(876,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	38,000	1,255,000	9,974,000	11,229,000	(535,000)	2011	12/01/15
Lakeland Rehab & Health Center	Milford, IN	(c)	306,000	2,727,000	(1,263,000)	306,000	1,464,000	1,770,000	—	1973	12/01/15
Amber Manor Care Center	Petersburg, IN	6,011,000	446,000	6,063,000	193,000	483,000	6,219,000	6,702,000	(356,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	292,000	1,242,000	7,280,000	8,522,000	(416,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	73,000	260,000	4,041,000	4,301,000	(228,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	17,612,000	587,000	15,575,000	168,000	587,000	15,743,000	16,330,000	(848,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	123,000	681,000	2,803,000	3,484,000	(162,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	752,000	1,416,000	10,548,000	11,964,000	(564,000)	2010	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	$567,000	$12,716,000	$24,000	$567,000	$12,740,000	$13,307,000	$(693,000)	2008	12/01/15
RidgeCrest Health Campus	Jackson, MI	(c)	642,000	6,194,000	40,000	656,000	6,220,000	6,876,000	(342,000)	2010	12/01/15
Westlake Health Campus	Commerce, MI	$15,371,000	815,000	13,502,000	14,000	815,000	13,516,000	14,331,000	(740,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	21,364,000	931,000	14,114,000	1,087,000	1,706,000	14,426,000	16,132,000	(756,000)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	252,000	1,257,000	9,974,000	11,231,000	(527,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	5,647,000	348,000	2,710,000	28,000	348,000	2,738,000	3,086,000	(156,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	9,000	897,000	12,279,000	13,176,000	(681,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	39,000	567,000	13,169,000	13,736,000	(737,000)	2012	12/01/15
Glen Oaks Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	41,000	204,000	5,511,000	5,715,000	(306,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	—	880,000	1,803,000	88,000	880,000	1,891,000	2,771,000	(113,000)	1978	12/01/15
Richland Manor	Bluffton, OH	—	224,000	2,200,000	(1,834,000)	224,000	366,000	590,000	(244,000)	1940	12/01/15
River Terrace Health Campus	Madison, IN	12,465,000	—	13,378,000	1,962,000	—	15,340,000	15,340,000	(741,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	12,310,000	467,000	14,532,000	718,000	472,000	15,245,000	15,717,000	(697,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	21,122,000	2,337,000	26,524,000	835,000	2,445,000	27,251,000	29,696,000	(1,206,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	15,168,000	1,118,000	14,736,000	1,077,000	1,118,000	15,813,000	16,931,000	(749,000)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	16,043,000	1,219,000	18,557,000	774,000	1,270,000	19,280,000	20,550,000	(886,000)	2000	06/30/16
Autumn Woods Health Campus	New Albany, IN	(c)	1,016,000	13,414,000	1,194,000	1,016,000	14,608,000	15,624,000	(750,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	9,848,000	783,000	11,880,000	930,000	789,000	12,804,000	13,593,000	(638,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	(c)	102,000	8,435,000	1,389,000	102,000	9,824,000	9,926,000	(450,000)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	4,940,000	980,000	10,970,000	639,000	1,001,000	11,588,000	12,589,000	(482,000)	2012	08/16/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Willows at Citation	Lexington, KY	$6,139,000	$826,000	$10,017,000	$577,000	$844,000	$10,576,000	$11,420,000	$(437,000)	2014	08/16/16
The Willows at East Lansing	East Lansing, MI	12,794,000	1,449,000	15,161,000	1,195,000	1,493,000	16,312,000	17,805,000	(737,000)	2014	08/16/16
The Willows at Howell	Howell, MI	8,450,000	1,051,000	12,099,000	806,000	1,079,000	12,877,000	13,956,000	(580,000)	2015	08/16/16
The Willows at Okemos	Okemos, MI	10,979,000	1,171,000	12,326,000	758,000	1,203,000	13,052,000	14,255,000	(648,000)	2014	08/16/16
Shelby Crossing Health Campus	Shelby Township, MI	13,514,000	2,533,000	18,440,000	1,888,000	2,588,000	20,273,000	22,861,000	(990,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	6,227,000	355,000	9,696,000	375,000	373,000	10,053,000	10,426,000	(407,000)	2014	08/16/16
The Oaks at Northpointe	Zanesville, OH	5,322,000	624,000	11,665,000	927,000	638,000	12,578,000	13,216,000	(563,000)	2013	08/16/16
The Oaks at Berthesda	Zanesville, OH	9,535,000	714,000	10,791,000	605,000	729,000	11,381,000	12,110,000	(484,000)	2013	08/16/16
Trilogy Real Estate Muncie, LLC	Muncie, IN	—	265,000	—	—	265,000	—	265,000	—	—	09/14/16
White Oak Health Campus	Monticello, IN	2,737,000	—	3,559,000	443,000	225,000	3,777,000	4,002,000	(208,000)	2010	09/23/16
Woodmont Health Campus	Boonville, IN	(c)	790,000	9,633,000	703,000	804,000	10,322,000	11,126,000	(575,000)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	(c)	1,776,000	21,420,000	797,000	1,813,000	22,180,000	23,993,000	(1,284,000)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	(c)	764,000	9,209,000	387,000	806,000	9,554,000	10,360,000	(534,000)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	(c)	1,740,000	13,422,000	437,000	1,775,000	13,824,000	15,599,000	(386,000)	2012	02/01/17
The Lakes at Monclova	Maumee, OH	(c)	1,880,000	12,855,000	1,244,000	1,908,000	14,071,000	15,979,000	(476,000)	2013	02/01/17
The Willows at Willard	Willard, OH	(c)	610,000	12,256,000	2,380,000	622,000	14,624,000	15,246,000	(527,000)	2012	02/01/17
Trilogy Real Estate Lowell, LLC	Lowell, IN	—	304,000	—	—	304,000	—	304,000	—	—	06/07/17
Trilogy Healthcare of Pickerington, LLC	Pickerington, OH	—	756,000	—	20,000	756,000	20,000	776,000	—	—	11/03/17
Trilogy Healthcare of Milford, LLC	Milford, IN	—	488,000	—	384,000	488,000	384,000	872,000	—	—	11/14/17

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Westlake Health Campus — Commerce Villa	Commerce, MI	(c)	$261,000	$6,610,000	$—	$261,000	$6,610,000	$6,871,000	$—	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	$—	—	—	1,213,000	1,213,000	—	1,213,000	—	—	11/30/17
The Meadows of Ottawa	Ottawa, OH	(c)	616,000	7,752,000	302,000	629,000	8,041,000	8,670,000	(45,000)	2014	12/15/17
		$636,329,000	$172,275,000	$1,990,200,000	$58,005,000	$176,685,000	$2,043,795,000	$2,220,480,000	$(142,394,000)

Leased properties(d)		$—	$—	$71,365,000	$41,019,000	$1,161,000	$111,223,000	$112,384,000	$(30,530,000)
Construction in progress		—	—	—	3,344,000	153,000	3,191,000	3,344,000	(26,000)
		$636,329,000	$172,275,000	$2,061,565,000	$102,368,000	$177,999,000	$2,158,209,000	$2,336,208,000	$(172,950,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2017, with the exception of Trilogy and Lakeview IN Medical Plaza.

(b)	The cost capitalized subsequent to acquisition is shown inclusive of dispositions and impairments.

(c)	These properties are used as collateral for the Trilogy PropCo Line of Credit entered into on December 1, 2015. As of December 31, 2017, the outstanding balance was $179,376,000.

(d)	Represents furniture, fixtures, equipment and improvements associated with properties under operating leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

(e)	The changes in total real estate for the years ended December 31, 2017, 2016 and 2015 are as follows:

Amount
Balance — December 31, 2014	$250,153,000
Acquisitions	1,449,241,000
Additions	6,951,000
Dispositions	(168,000)
Foreign currency translation adjustment	(1,179,000)
Balance — December 31, 2015	$1,704,998,000
Acquisitions	$487,114,000
Additions	54,069,000
Dispositions	(1,420,000)
Foreign currency translation adjustment	(11,005,000)
Balance — December 31, 2016	$2,233,756,000
Acquisitions	$83,309,000
Additions	35,243,000
Dispositions and impairments	(20,864,000)
Foreign currency translation adjustment	4,764,000
Balance — December 31, 2017	$2,336,208,000

(f)	As of December 31, 2017, for federal income tax purposes, the aggregate cost of our properties was $2,266,145,000.

(g)	The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

Amount
Balance — December 31, 2014	$1,124,000
Additions	25,650,000
Dispositions	(167,000)
Foreign currency translation adjustment	(7,000)
Balance — December 31, 2015	$26,600,000
Additions	$68,708,000
Dispositions	(628,000)
Foreign currency translation adjustment	95,000
Balance — December 31, 2016	$94,775,000
Additions	$81,743,000
Dispositions	(3,574,000)
Foreign currency translation adjustment	6,000
Balance — December 31, 2017	$172,950,000

(h)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 50 years, and the cost of tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 27 years.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST
December 31, 2017

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.9
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST — (Continued)
December 31, 2017

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

Date: March 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 16, 2018

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2018

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 16, 2018

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 16, 2018

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 16, 2018

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 16, 2018