Form 10-Q
period 2018-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2018-05-15
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 11, 2018, there were 200,286,194 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 and December 31, 2017
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, net	$2,160,495,000	$2,163,258,000
Real estate notes receivable and debt security investment, net	98,586,000	97,988,000
Cash and cash equivalents	37,926,000	33,656,000
Accounts and other receivables, net	118,633,000	117,188,000
Restricted cash	31,888,000	30,487,000
Real estate deposits	3,190,000	3,261,000
Identified intangible assets, net	177,398,000	180,308,000
Goodwill	75,309,000	75,309,000
Other assets, net	103,312,000	99,020,000
Total assets	$2,806,737,000	$2,800,475,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$611,960,000	$613,558,000
Lines of credit and term loans(1)	650,556,000	624,125,000
Accounts payable and accrued liabilities(1)	122,204,000	124,503,000
Accounts payable due to affiliates(1)	1,986,000	2,057,000
Identified intangible liabilities, net	1,429,000	1,568,000
Capital lease obligations(1)	17,633,000	16,193,000
Security deposits, prepaid rent and other liabilities(1)	40,860,000	39,461,000
Total liabilities	1,446,628,000	1,421,465,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	33,275,000	32,435,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 199,193,544 and 199,343,234 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,991,000	1,993,000
Additional paid-in capital	1,784,461,000	1,785,872,000
Accumulated deficit	(619,538,000)	(598,044,000)
Accumulated other comprehensive loss	(1,525,000)	(1,971,000)
Total stockholders’ equity	1,165,389,000	1,187,850,000
Noncontrolling interests (Note 13)	161,445,000	158,725,000
Total equity	1,326,834,000	1,346,575,000
Total liabilities, redeemable noncontrolling interests and equity	$2,806,737,000	$2,800,475,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2018 and December 31, 2017
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of March 31, 2018 and December 31, 2017 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $469,500,000 and $444,000,000 as of March 31, 2018 and December 31, 2017, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Resident fees and services	$245,393,000	$225,053,000
Real estate revenue	32,499,000	31,348,000
Total revenues	277,892,000	256,401,000
Expenses:
Property operating expenses	217,359,000	199,099,000
Rental expenses	8,940,000	8,395,000
General and administrative	6,388,000	7,863,000
Acquisition related expenses	(769,000)	318,000
Depreciation and amortization	23,692,000	29,822,000
Total expenses	255,610,000	245,497,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(15,352,000)	(14,595,000)
Gain in fair value of derivative financial instruments	110,000	336,000
Impairment of real estate investment	—	(3,969,000)
Loss from unconsolidated entity	(1,077,000)	(962,000)
Foreign currency gain	1,796,000	513,000
Other income, net	295,000	33,000
Income (loss) before income taxes	8,054,000	(7,740,000)
Income tax benefit	371,000	213,000
Net income (loss)	8,425,000	(7,527,000)
Less: net (income) loss attributable to noncontrolling interests	(272,000)	4,008,000
Net income (loss) attributable to controlling interest	$8,153,000	$(3,519,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.04	$(0.02)
Weighted average number of common shares outstanding — basic and diluted	200,347,084	196,897,807
Distributions declared per common share	$0.15	$0.15

Net income (loss)	$8,425,000	$(7,527,000)
Other comprehensive income:
Foreign currency translation adjustments	446,000	142,000
Total other comprehensive income	446,000	142,000
Comprehensive income (loss)	8,871,000	(7,385,000)
Less: comprehensive (income) loss attributable to noncontrolling interests	(272,000)	4,008,000
Comprehensive income (loss) attributable to controlling interest	$8,599,000	$(3,377,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
Offering costs — common stock	—	—	(6,000)	—	—	(6,000)	—		(6,000)
Issuance of common stock under the DRIP	1,642,834	16,000	15,213,000	—	—	15,229,000	—		15,229,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—		43,000
Stock based compensation	—	—	—	—	—	—	195,000		195,000
Repurchase of common stock	(1,792,524)	(18,000)	(16,488,000)	—	—	(16,506,000)	—		(16,506,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000		4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,919,000)		(1,919,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(173,000)	—	—	(173,000)	(74,000)		(247,000)
Distributions declared	—	—	—	(29,647,000)	—	(29,647,000)	—		(29,647,000)
Net income	—	—	—	8,153,000	—	8,153,000	243,000	(1)	8,396,000
Other comprehensive income	—	—	—	—	446,000	446,000	—		446,000
BALANCE — March 31, 2018	199,193,544	$1,991,000	$1,784,461,000	$(619,538,000)	$(1,525,000)	$1,165,389,000	$161,445,000		$1,326,834,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
Offering costs — common stock	—	—	(9,000)	—	—	(9,000)	—		(9,000)
Issuance of common stock under the DRIP	1,740,384	18,000	15,663,000	—	—	15,681,000	—		15,681,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—		43,000
Repurchase of common stock	(802,393)	(8,000)	(7,120,000)	—	—	(7,128,000)	—		(7,128,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	5,334,000		5,334,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(453,000)		(453,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(325,000)	—	—	(325,000)	(139,000)		(464,000)
Distributions declared	—	—	—	(29,137,000)	—	(29,137,000)	—		(29,137,000)
Net loss	—	—	—	(3,519,000)	—	(3,519,000)	(3,596,000)	(1)	(7,115,000)
Other comprehensive income	—	—	—	—	142,000	142,000	—		142,000
BALANCE — March 31, 2017	196,718,030	$1,967,000	$1,762,412,000	$(522,954,000)	$(2,887,000)	$1,238,538,000	$156,714,000		$1,395,252,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

(1)
For the three months ended March 31, 2018 and 2017, amount excludes $29,000 and $(412,000), respectively, of net income (loss) attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,425,000	$(7,527,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,692,000	29,822,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	1,174,000	1,718,000
Deferred rent	(1,068,000)	(1,341,000)
Stock based compensation	195,000	—
Stock based compensation — nonvested restricted common stock	43,000	43,000
Loss from unconsolidated entity	1,077,000	962,000
Bad debt expense, net	126,000	1,659,000
Foreign currency gain	(1,791,000)	(530,000)
Change in fair value of contingent consideration	(743,000)	1,000
Change in fair value of derivative financial instruments	(110,000)	(336,000)
Impairment of real estate investment	—	3,969,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,571,000)	(7,494,000)
Other assets	(2,831,000)	(2,461,000)
Accounts payable and accrued liabilities	(2,404,000)	1,574,000
Accounts payable due to affiliates	15,000	(52,000)
Security deposits, prepaid rent and other liabilities	1,769,000	3,125,000
Net cash provided by operating activities	25,998,000	23,132,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	—	(89,264,000)
Principal repayments on real estate notes receivable	—	25,499,000
Capital expenditures	(12,662,000)	(6,225,000)
Real estate and other deposits	(2,352,000)	185,000
Proceeds from insurance settlements	—	22,000
Net cash used in investing activities	(15,014,000)	(69,783,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	458,000	970,000
Payments on mortgage loans payable	(2,506,000)	(1,549,000)
Settlement of mortgage loan payable	—	(7,625,000)
Borrowings under the lines of credit and term loans	71,531,000	205,699,000
Payments on the lines of credit and term loans	(45,100,000)	(141,300,000)
Deferred financing costs	(21,000)	(182,000)
Repurchase of common stock	(16,506,000)	(7,128,000)
Payments under capital leases	(1,754,000)	(1,810,000)
Contribution from noncontrolling interest	4,470,000	5,334,000
Distributions to noncontrolling interests	(1,915,000)	(449,000)
Contribution from redeemable noncontrolling interests	535,000	635,000
Distribution to redeemable noncontrolling interests	(166,000)	(223,000)
Security deposits	(15,000)	63,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Payment of offering costs	$(6,000)	$(9,000)
Distributions paid	(14,377,000)	(13,401,000)
Net cash (used in) provided by financing activities	(5,372,000)	39,025,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$5,612,000	$(7,626,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	59,000	20,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	64,143,000	55,677,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$69,814,000	$48,071,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$33,656,000	$29,123,000
Restricted cash at beginning of period	30,487,000	26,554,000
Cash, cash equivalents and restricted cash at beginning of period	$64,143,000	$55,677,000

Cash and cash equivalents at end of period	$37,926,000	$29,085,000
Restricted cash at end of period	31,888,000	18,986,000
Cash, cash equivalents and restricted cash at end of period	$69,814,000	$48,071,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$13,774,000	$19,486,000
Income taxes	$453,000	$197,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$5,957,000	$1,576,000
Capital expenditures from capital leases	$3,194,000	$—
Tenant improvement overage	$353,000	$—
Exercise purchase options — attributable to intangible asset	$—	$11,454,000
Disposition of real estate investment	$—	$2,400,000
Reduction of capital lease obligations, net	$—	$28,236,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions and disposition of real estate investments:
Other assets, net	$—	$360,000
Prepaid rent	$—	$206,000
Financing Activities:
Issuance of common stock under the DRIP	$15,229,000	$15,681,000
Distributions declared but not paid	$10,233,000	$10,064,000
Reclassification of noncontrolling interests to mezzanine equity	$195,000	$195,000
Accrued deferred financing costs	$—	$5,000
Settlement of mortgage loan payable	$—	$2,040,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of March 31, 2018, a total of $186,399,000 in distributions were reinvested and 20,049,849 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar, and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2018, we owned and/or operated 96 properties, comprising 100 buildings, and 108 integrated senior health campuses including completed development projects, or approximately 12,826,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,866,099,000. In addition, as of March 31, 2018, we had invested $90,878,000 in real estate-related investments, net of principal repayments.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest therein. As of March 31, 2018 and December 31, 2017, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 16, 2018.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Revenue Recognition and Tenant and Resident Receivables
Resident fees and services
Prior to January 1, 2018, we recognized resident fees and service revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables were placed on nonaccrual status when management determined that collectability was not reasonably assured, and thus such revenue was recognized using the cash basis method.
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of resident fees and service revenue as of January 1, 2018; therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018.
A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied.
Performance obligations are determined based on the nature of the services provided by us. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. This method provides a depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients in our integrated senior health campuses receiving long-term healthcare services, including rehabilitation services. We measure the performance obligation from admission into the integrated senior health campus to the point when we are no longer required to provide services to that patient. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and we do not believe it is required to provide additional goods or services to the patient. Generally, performance obligations satisfied at a point in time relate to sales of our pharmaceuticals business or to sales of ancillary supplies.
Because all of its performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB ASC 606-10-50-14(a) and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
We determine the transaction price based on standard charges for goods and services provided, reduced, where applicable, by contractual adjustments provided to third-party payors, implicit price concessions provided to uninsured patients, and estimates of goods to be returned. We also determine the estimates of contractual adjustments based on Medicare and Medicaid pricing tables and historical experience. We determine the estimate of implicit price concessions based on the historical collection experience with each class of payor.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:

•	Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.

•
Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program with various county hospital partners (“IGT”) which provides supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

•
Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge our compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon us.
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. Adjustments arising from a change in the transaction price were not significant for the three months ended March 31, 2018.
In accordance with the disclosure requirements of the new revenue standard, the impact of the adoption on our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2018 was as follows:

	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Lower
Resident fees and services	$245,393,000	$246,934,000	$(1,541,000)
Property operating expenses	$217,359,000	$217,440,000	$(81,000)
General and administrative	$6,388,000	$7,808,000	$(1,420,000)
Net income	$8,425,000	$8,465,000	$(40,000)
In accordance with the disclosure requirements of the new revenue standard, the impact of the adoption on our condensed consolidated balance sheet as of March 31, 2018 was as follows:

	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
Assets
Other assets, net	$103,312,000	$103,231,000	$81,000
Liabilities
Accounts payable and accrued liabilities	$122,204,000	$122,084,000	$120,000
Equity
Accumulated deficit	$(619,538,000)	$(619,498,000)	$(40,000)
The change in reported balances is primarily based on the fact that substantially all of the amounts recorded to bad debt expense pursuant to our previous accounting policy pursuant to ASC Topic 605 are now recorded as direct reductions of net patient service revenue or other operating revenues as contractual adjustments provided to third-party payors or implicit price concessions pursuant to the new revenue standard.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Disaggregation of Healthcare Service Revenue
We disaggregate revenue from contracts with customers according to lines of business and payor classes. The transfer of goods and services may occur at a point in time or over time; in other words, revenue may be recognized over the course of the underlying contract, or may occur at a single point in time based upon a single transfer of control. This distinction is discussed in further detail below. We determine that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31, 2018
	Point in Time	Over Time	Total
Integrated senior health campuses	$45,165,000	$183,896,000	$229,061,000
Senior housing — RIDEA(1)	768,000	15,564,000	16,332,000
Total resident fees and services	$45,933,000	$199,460,000	$245,393,000
The following table disaggregates our resident fees and revenue by payor class:

	Three Months Ended March 31, 2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Medicare	$56,156,000	$—	$56,156,000
Medicaid	40,404,000	3,000	40,407,000
Private and other payors	132,501,000	16,329,000	148,830,000
Total resident fees and services	$229,061,000	$16,332,000	$245,393,000
___________

(1)
This includes fees for basic housing and assisted living care. We record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.

Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2018	$29,979,000	$15,640,000	$35,379,000	$80,998,000
Ending balance — March 31, 2018	31,908,000	14,657,000	34,163,000	80,728,000
Increase/(decrease)	$1,929,000	$(983,000)	$(1,216,000)	$(270,000)
Deferred Revenue — Resident Fees and Services
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private payors, are as follows:

Total
Beginning balance — January 1, 2018	$9,801,000
Ending balance — March 31, 2018	11,495,000
Increase	$1,694,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

All amounts included in the beginning balance of deferred revenue — resident fees and services at January 1, 2018 were recognized as revenue during the three months ended March 31, 2018.
Financing Component
We have elected the practical expedient allowed under FASB ASC 606-10-32-18 and, therefore, we do not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to our expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less.
Contract Costs
We have applied the practical expedient provided by FASB ASC 340-40-25-4 and, therefore, all incremental customer contract acquisition costs are expensed as they are incurred since the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Accounts Payable and Accrued Liabilities
As of March 31, 2018 and December 31, 2017, accounts payable and accrued liabilities primarily includes insurance payables of $27,191,000 and $27,208,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $24,842,000 and $23,737,000, respectively, accrued property taxes of $13,883,000 and $13,406,000, respectively, accrued distributions of $10,233,000 and $10,192,000, respectively, and accrued capital expenditures to unaffiliated third parties of $5,949,000 and $5,988,000, respectively.
Statement of Cash Flows
Cash flows from investing activities for the three months ended March 31, 2017 includes $24,111,000 related to a partial payoff on our real estate note receivable that was received in January 2017. Such cash collection was previously presented as a cash flow from operating activities.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance will require bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606. Although not yet finalized, the FASB has proposed an option for lessors to elect a practical expedient allowing them to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component; and (ii) the combined single lease component would be classified as an operating lease. If finalized, we plan to elect this practical expedient. In addition, ASU 2016-02 provides a practical expedient that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We plan to elect this practical expedient.
We are still evaluating the complete impact of the adoption of ASU 2016-02 and its related expedients on January 1, 2019 to our consolidated financial statements and disclosures. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with a few optional practical expedients. As a result of the adoption of ASU 2016-02 on January 1, 2019, we: (i) will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets; and (ii) may be required to increase our revenue and expense for the amount of real estate taxes and insurance paid by our tenant under triple-net leases.

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
In March 2018, the FASB issued ASU 2018-05, Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or ASU 2018-05, which updates the income tax accounting in GAAP to reflect the SEC’s interpretive guidance with regards to the Tax Act. See Note 16, Income Taxes, for a further discussion.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Building, improvements and construction in process	$2,068,216,000	$2,058,312,000
Land and improvements	178,424,000	177,999,000
Furniture, fixtures and equipment	107,091,000	99,897,000
	2,353,731,000	2,336,208,000
Less: accumulated depreciation	(193,236,000)	(172,950,000)
	$2,160,495,000	$2,163,258,000
Depreciation expense for the three months ended March 31, 2018 and 2017 was $20,400,000 and $20,009,000, respectively. No impairment charges were recognized for the three months ended March 31, 2018. For the three months ended March 31, 2017, we determined an integrated senior health campus was impaired and recognized an impairment charge of $3,969,000, which reduced the total carrying value of such investment to $400,000. The fair value of the integrated senior health campus was based on its projected sales price, which was considered to be a Level 2 measurement within the fair value hierarchy.
For the three months ended March 31, 2018 and 2017, we incurred capital expenditures of $12,978,000 and $5,937,000, respectively, on our integrated senior health campuses, $1,919,000 and $1,061,000, respectively, on our medical office buildings, $464,000 and $175,000, respectively, on our skilled nursing facilities, $222,000 and $246,000, respectively, on our senior housing — RIDEA facilities, and $22,000 and $0, respectively, on our hospitals. We did not incur any capital expenditures on our senior housing facilities for the three months ended March 31, 2018 and 2017.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2018 and 2017, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Real Estate Notes Receivable and Debt Security Investment, Net
The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of March 31, 2018 and December 31, 2017:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	March 31, 2018	December 31, 2017
Mezzanine Fixed Rate Notes(2)(3)	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000
Mezzanine Floating Rate Notes(2)(3)	02/04/15	12/09/18	8.03%	$31,567,000	1,799,000	1,799,000
Debt security investment(4)	10/15/15	08/25/25	4.24%	N/A	66,295,000	65,638,000
					96,744,000	96,087,000
Unamortized loan and closing costs, net					1,842,000	1,901,000
					$98,586,000	$97,988,000
___________

(1)	Represents the per annum interest rate in effect as of March 31, 2018.

(2)
The Mezzanine Fixed Rate Notes and the Mezzanine Floating Rate Notes, or collectively, the Mezzanine Notes, evidence interests in a portion of a mezzanine loan that is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony NorthStar. The maturity date of the Mezzanine Floating Rate Notes may be extended by three successive one-year extension periods at the borrower’s option, subject to the satisfaction of certain conditions. In November 2017, the borrower last exercised its right to extend the maturity date of the Mezzanine Floating Rate Notes for one year, to December 2018.

(3)
Balance represents the original principal balance, decreased by any subsequent principal paydowns. The Mezzanine Notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the respective maturity dates.

(4)
The commercial mortgage-backed debt security, or the debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of March 31, 2018 and December 31, 2017, the net carrying amount with accretion was $67,904,000 and $67,275,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or in the case of a loan, funds advanced in a loan, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2018 and 2017, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our real estate-related investments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows the changes in the carrying amount of real estate notes receivable and debt security investment, net for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$97,988,000	$101,117,000
Additions:
Accretion on debt security	657,000	596,000
Deductions:
Principal repayment on real estate notes receivable	—	(1,388,000)
Amortization of loan and closing costs	(59,000)	(53,000)
Ending balance	$98,586,000	$100,272,000
For the three months ended March 31, 2018 and 2017, we did not record any impairment losses on our real estate notes receivable and debt security investment. Amortization expense on loan and closing costs was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Amortized intangible assets:
In-place leases, net of accumulated amortization of $18,448,000 and $25,967,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 10.4 years and 10.2 years as of March 31, 2018 and December 31, 2017, respectively)	$47,595,000	$50,520,000
Leasehold interests, net of accumulated amortization of $443,000 and $407,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 54.4 years and 54.6 years as of March 31, 2018 and December 31, 2017, respectively)	7,451,000	7,487,000
Customer relationships, net of accumulated amortization of $75,000 and $37,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 19.5 years and 19.8 years as of March 31, 2018 and December 31, 2017, respectively)	2,765,000	2,803,000
Above-market leases, net of accumulated amortization of $2,510,000 and $3,335,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 5.3 years and 5.2 years as of March 31, 2018 and December 31, 2017, respectively)	2,687,000	3,026,000
Internally developed technology and software, net of accumulated amortization of $47,000 and $23,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 4.5 years and 4.8 years as of March 31, 2018 and December 31, 2017, respectively)	423,000	447,000
Unamortized intangible assets:
Certificates of need	83,772,000	83,320,000
Trade names	30,787,000	30,787,000
Purchase option asset(1)	1,918,000	1,918,000
	$177,398,000	$180,308,000
___________

(1)
Under one of our integrated senior health campus leases, in which we are the lessee, we have the right to acquire the property at a date in the future and at our option. We estimated the fair value of this purchase option asset by discounting the difference between the property’s acquisition date fair value and an estimate of its future option price. We do not

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

amortize the resulting intangible asset over the term of the lease, but rather adjust the recognized value of the asset upon purchase.
Amortization expense for the three months ended March 31, 2018 and 2017 was $3,512,000 and $10,061,000, respectively, which included $339,000 and $372,000, respectively, of amortization recorded against real estate revenue for above-market leases and $36,000 and $36,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 15.9 years and 15.5 years as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$7,094,000
2019	7,205,000
2020	6,029,000
2021	5,457,000
2022	4,736,000
Thereafter	30,400,000
$60,921,000
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Prepaid expenses, deposits and other assets	$27,712,000	$21,796,000
Deferred rent receivables	18,691,000	17,458,000
Inventory	17,971,000	19,311,000
Investment in unconsolidated entity	16,182,000	17,259,000
Deferred tax assets, net(1)	7,354,000	6,882,000
Lease commissions, net of accumulated amortization of $750,000 and $606,000 as of March 31, 2018 and December 31, 2017, respectively	5,580,000	5,426,000
Deferred financing costs, net of accumulated amortization of $8,835,000 and $7,850,000 as of March 31, 2018 and December 31, 2017, respectively(2)	5,348,000	6,327,000
Lease inducement, net of accumulated amortization of $526,000 and $439,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 12.8 years and 13.0 years as of March 31, 2018 and December 31, 2017, respectively)	4,474,000	4,561,000
	$103,312,000	$99,020,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loans.

Amortization expense on lease commissions for the three months ended March 31, 2018 and 2017 was $155,000 and $76,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended March 31, 2018 and 2017 was $985,000 and $917,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans is recorded to interest expense in our accompanying condensed consolidated

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

statements of operations and comprehensive income (loss). Amortization expense on lease inducement for both the three months ended March 31, 2018 and 2017 was $88,000, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2018, we have a receivable of $3,144,000 due from our investment in unconsolidated entity.
7. Mortgage Loans Payable, Net
Mortgage loans payable were $634,280,000 ($611,960,000, including discount/premium and deferred financing costs, net) and $636,329,000 ($613,558,000, including discount/premium and deferred financing costs, net) as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we had 47 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.89% per annum based on interest rates in effect as of March 31, 2018 and a weighted average effective interest rate of 4.08%. As of December 31, 2017, we had 47 fixed-rate mortgage loans and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.57% per annum based on interest rates in effect as of December 31, 2017 and a weighted average effective interest rate of 4.02%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
Mortgage loans payable, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Total fixed-rate debt	$524,525,000	$526,503,000
Total variable-rate debt	109,755,000	109,826,000
Total fixed- and variable-rate debt	634,280,000	636,329,000
Less: deferred financing costs, net(1)	(5,978,000)	(6,290,000)
Add: premium	1,051,000	1,176,000
Less: discount	(17,393,000)	(17,657,000)
Mortgage loans payable, net	$611,960,000	$613,558,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our mortgage loans payable.
The following table shows the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$613,558,000	$495,717,000
Additions:
Borrowings on mortgage loans payable	458,000	970,000
Amortization of deferred financing costs	325,000	475,000
Amortization of discount/premium on mortgage loans payable	139,000	574,000
Deductions:
Scheduled principal payments on mortgage loans payable	(2,506,000)	(1,549,000)
Settlement of mortgage loans payable	—	(9,665,000)
Deferred financing costs	(14,000)	(13,000)
Ending balance	$611,960,000	$486,509,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2018, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2018	$85,523,000
2019	26,714,000
2020	33,860,000
2021	13,236,000
2022	59,540,000
Thereafter	415,407,000
$634,280,000
8. Lines of Credit and Term Loans
2016 Corporate Line of Credit
On February 3, 2016, we, through certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, National Association, or Key Bank, as syndication agent, a swing line lender and a letter of credit issuer; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. Pursuant to the terms of the 2016 Corporate Credit Agreement, we may borrow up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2016 Corporate Line of Credit matures on February 3, 2019, and may be extended for one 12-month period during the term of the 2016 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee. On February 3, 2016, we also entered into separate revolving notes, or the 2016 Corporate Revolving Notes, and separate term notes, or the Term Notes, with each of Bank of America, KeyBank and a syndicate of other banks.
The maximum principal amount of the 2016 Corporate Line of Credit can be increased by up to $500,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2016 Corporate Credit Agreement; and (ii) such additional financing being offered and provided by existing lenders or new lenders under the 2016 Corporate Credit Agreement. On August 3, 2017, we entered into a First Amendment, Waiver and Commitment Increase Agreement, or the Amendment, with Bank of America, KeyBank, and the lenders named therein, to amend the 2016 Corporate Credit Agreement. The material terms of the Amendment provide for: (i) an increase in the 2016 Corporate Term Loan Facility in an amount equal to $50,000,000; (ii) the establishment of an additional capitalization rate of 8.75% for any Real Property Asset, as defined in the 2016 Corporate Credit Agreement, with mixed uses consisting of both assisted living and independent living properties and skilled nursing facilities, but specifically excluding medical office buildings and life science buildings; (iii) a revision to the definition of Term Loan Commitment, as defined in the 2016 Corporate Credit Agreement, to reflect the increase in the 2016 Corporate Term Loan Facility and specify that the aggregate principal amount of the Term Loan Commitments of all of the Term Loan Lenders, as defined in the 2016 Corporate Credit Agreement, as in effect on the effective date of the Amendment is $250,000,000; (iv) an agreement by each Term Loan Lender severally, but not jointly, to fund its pro rata share of the Initial Term Loan, as defined in the Amendment, and Incremental Term Loan, as defined in the Amendment, subject to the terms and conditions set forth in the Amendment; (v) the obligation of the Credit Parties, as defined in the 2016 Corporate Credit Agreement, to cause the Consolidated Secured Leverage Ratio, as defined in the 2016 Corporate Credit Agreement, as of the end of any fiscal quarter, to be equal to or less than 40.0%; (vi) the Lenders’ waiver of the notice requirement regarding the change in name and form of organization of certain subsidiary guarantors, as set forth in the Amendment; and (vii) the addition of Bank of the West, or New Lender, as a party to the 2016 Corporate Credit Agreement and a Term Loan Lender and Lender, as defined in the 2016 Corporate Credit Agreement, and New Lender’s agreement to be bound by all terms, provisions and conditions applicable to Lenders contained in the 2016 Corporate Credit Agreement. As a result of the Amendment, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was increased to $550,000,000.

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
As of March 31, 2018 and December 31, 2017, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $550,000,000. As of March 31, 2018 and December 31, 2017, borrowings outstanding under the 2016 Corporate Line of Credit totaled $469,500,000 and $444,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 3.54% and 3.23% per annum, respectively.
Trilogy PropCo Line of Credit
On December 1, 2015, in connection with the acquisition of Trilogy Investors, LLC, or Trilogy, our majority-owned subsidiary, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy, or Trilogy PropCo Parent, and certain of its subsidiaries, or the Trilogy PropCo Co-Borrowers, and, together with Trilogy PropCo Parent, the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit.
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
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $250,000,000 as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $169,376,000 and $179,376,000, respectively, and the weighted average interest rate on such borrowings outstanding was 5.72% and 5.39% per annum, respectively.
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a Delaware corporation and a direct subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, or Wells Fargo, N.A., as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. The Trilogy OpCo Line of Credit is secured primarily by residents’ receivables of the Trilogy OpCo Borrowers. The terms of the Trilogy OpCo Credit Agreement provided for a one-time increase during the term of the agreement by up to $18,000,000, for a maximum principal amount of $60,000,000, subject to certain conditions. In April 2016, we entered into an amendment to the Trilogy OpCo Credit Agreement to increase the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. Subsequently, in April 2018, we further amended the Trilogy OpCo Credit Agreement to decrease the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $25,000,000. See Note 20, Subsequent Event — Amendment to Trilogy OpCo Credit Agreement, for a further discussion.
The Trilogy OpCo Line of Credit has a five-year term, maturing on March 21, 2021, unless otherwise terminated in accordance with the terms thereunder. The Trilogy OpCo Line of Credit bears interest at a floating rate based on, at the Trilogy OpCo Borrowers’ option, an adjusted LIBOR plus an Applicable Margin relative to LIBOR Rate Loans, or a Base Rate plus an Applicable Margin relative to Base Rate Loans, as such terms are defined and in accordance with the terms of the Trilogy OpCo Credit Agreement. Accrued interest under the Trilogy Opco Line of Credit is payable monthly.
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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $60,000,000 as of March 31, 2018 and December 31, 2017, subject to certain terms and conditions. As of March 31, 2018 and December 31, 2017, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $11,680,000 and $749,000, respectively, and the weighted average interest rate on such borrowings outstanding was 5.24% and 5.84% per annum, respectively.
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
The following table lists the derivative financial instruments held by us as of March 31, 2018 and December 31, 2017:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Cap	$17,075,000	one month LIBOR	2.25%	02/01/18	$—	$—
Swap	140,000,000	one month LIBOR	0.82%	02/03/19	1,512,000	1,486,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	667,000	661,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	297,000	219,000
	$267,075,000				$2,476,000	$2,366,000
As of March 31, 2018 and December 31, 2017, none of our derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2018 and 2017, we recorded $110,000 and $336,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of March 31, 2018 and December 31, 2017, identified intangible liabilities consisted of below-market leases of $1,429,000 and $1,568,000, respectively, net of accumulated amortization of $1,244,000 and $1,135,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2018 and 2017 was $140,000 and $203,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The weighted average remaining life of below-market leases was 4.7 years and 4.8 years as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, estimated amortization expense on below-market leases for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$343,000
2019	392,000
2020	263,000
2021	146,000
2022	97,000
Thereafter	188,000
$1,429,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of March 31, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interests in our accompanying condensed consolidated balance sheets. As of March 31, 2018, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$32,435,000	$31,507,000
Additions	535,000	635,000
Reclassification from equity	195,000	195,000
Distribution	(166,000)	(223,000)
Fair value adjustment to redemption value	247,000	464,000
Net income (loss) attributable to redeemable noncontrolling interests	29,000	(412,000)
Ending balance	$33,275,000	$32,166,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2018 and December 31, 2017, no shares of preferred stock were issued and outstanding.
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
Through March 31, 2018, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 21,998,412 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 7,840,188 shares of our common stock under our share repurchase plan and granted an aggregate of 82,500 shares of our restricted common stock to our independent directors through March 31, 2018. As of March 31, 2018 and December 31, 2017, we had 199,193,544 and 199,343,234 shares of our common stock issued and outstanding, respectively.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance — foreign currency translation adjustments	$(1,971,000)	$(3,029,000)
Net change in current period	446,000	142,000
Ending balance — foreign currency translation adjustments	$(1,525,000)	$(2,887,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Noncontrolling Interests
As of March 31, 2018 and December 31, 2017, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings and serve as the sole manager of Trilogy REIT Holdings. NorthStar Healthcare Income, Inc., through certain of its subsidiaries, owns a 30.0% ownership interest in Trilogy REIT Holdings. As of March 31, 2018 and December 31, 2017, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2018 and 2017, we recognized stock compensation expense related to the Profit Interests of $195,000 and $0, respectively.
There were no canceled, expired or exercised Profit Interests during the three months ended March 31, 2018 and 2017. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of March 31, 2018 and December 31, 2017, we owned an 86.0% interest in a consolidated limited liability company that owns the Lakeview IN Medical Plaza property we acquired on January 21, 2016. As such, 14.0% of the net earnings of the Lakeview IN Medical Plaza property were allocated to noncontrolling interests for the three months ended March 31, 2018 and 2017.
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
For the three months ended March 31, 2018 and 2017, $15,229,000 and $15,681,000, respectively, in distributions were reinvested that resulted in 1,642,834 and 1,740,384 shares of our common stock, respectively, being issued pursuant to the Secondary DRIP Offering. As of March 31, 2018 and December 31, 2017, a total of $204,910,000 and $189,681,000, respectively, in distributions were reinvested that resulted in 21,998,412 and 20,355,578 shares of our common stock, respectively, being issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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
On October 5, 2016, our board approved and established an initial estimated per share NAV of our common stock of $9.01. Accordingly, commencing with share repurchase requests submitted during the fourth quarter of 2016, the updated estimated per share NAV of $9.01 served as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than $9.01 per share, in our initial offering, until such time as our board determined a new estimated per share NAV. On October 4, 2017, our board approved and established an updated estimated per share NAV of our common stock of $9.27. Accordingly, commencing with share repurchase requests submitted during the fourth quarter of 2017, the updated estimated per share NAV of $9.27 has or will serve as the Repurchase Amount for stockholders who purchased their shares at a

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

price equal to or greater than $9.27 per share, in our initial offering, until such time as our board determines a new estimated per share NAV.
For the three months ended March 31, 2018 and 2017, we received share repurchase requests and repurchased 1,792,524 and 802,393 shares of our common stock, respectively, for an aggregate of $16,506,000 and $7,128,000, respectively, at an average repurchase price of $9.21 and $8.88 per share, respectively.
As of March 31, 2018 and December 31, 2017, we received share repurchase requests and repurchased 7,840,188 and 6,047,664 shares of our common stock, respectively, for an aggregate of $71,864,000 and $55,358,000, respectively, at an average repurchase price of $9.17 and $9.15 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
2013 Incentive Plan
We adopted the 2013 Incentive Plan, or our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For the three months ended March 31, 2018 and 2017, we did not issue any shares of our restricted common stock pursuant to our incentive plan and none of the previously issued shares of our restricted common stock were vested. For the three months March 31, 2018 and 2017, we recognized stock compensation expense of $43,000, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended March 31, 2018 and 2017, we incurred $5,519,000 and $6,765,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended March 31, 2018 and 2017, we incurred $0 and $1,437,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.

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
For the three months ended March 31, 2018 and 2017, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2018 and 2017, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions or real estate-related investments.
For the three months ended March 31, 2018 and 2017, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805 are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended March 31, 2018 and 2017, we incurred $4,781,000 and $4,646,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2018 and 2017, we incurred $611,000 and $597,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended March 31, 2018 and 2017, we incurred $69,000 and $27,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2018 and 2017, we incurred $6,000 and $4,000, respectively, in construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.9% and 16.3%, respectively, for the 12 months ended March 31, 2018; therefore, our operating expenses did not exceed the aforementioned limitation.
For the three months ended March 31, 2018 and 2017, our advisor or its affiliates incurred operating expenses on our behalf of $52,000 and $54,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2018 and 2017, our advisor and its affiliates were not compensated for any additional services.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2018, we did not incur any disposition fees to our advisor or its affiliates. For the three months ended March 31, 2017, we disposed of one land parcel within our integrated senior health campus segment and our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2018 and 2017, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2018 and 2017, we did not pay any such distributions to our advisor.
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
As of March 31, 2018 and 2017, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2018 and December 31, 2017:

Fee	March 31, 2018	December 31, 2017
Asset and property management fees	$1,814,000	$1,783,000
Acquisition fees	98,000	115,000
Development fees	—	104,000
Lease commissions	54,000	31,000
Operating expenses	12,000	10,000
Construction management fees	8,000	14,000
	$1,986,000	$2,057,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$2,476,000	$—	$2,476,000
Contingent consideration receivable	—	—	—	—
Total assets at fair value	$—	$2,476,000	$—	$2,476,000
Liabilities:
Contingent consideration obligations	$—	$—	$4,364,000	$4,364,000
Warrants	—	—	1,155,000	1,155,000
Total liabilities at fair value	$—	$—	$5,519,000	$5,519,000
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
There were no transfers into or out of fair value measurement levels during the three months ended March 31, 2018 and 2017.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Asset
As of March 31, 2018, we have not recorded any contingent consideration receivables. In connection with our acquisition of Mt. Juliet TN MOB in March 2015, there was a contingent consideration receivable in the range of $0 up to a maximum of $73,000. We would have received payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminated their lease prior to March 31, 2018, and to the extent there was a shortfall in rent from any replacement tenant. As of March 31, 2018, such tenant was current on all rental payments and the lease expired with no amounts due to us.
Liabilities
As of March 31, 2018 and December 31, 2017, we have accrued $4,364,000 and $5,107,000, respectively, of contingent consideration obligations in connection with our property acquisitions, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Such consideration is paid upon various conditions being met, including our tenants achieving certain operating performance metrics.
Of the amounts accrued as of March 31, 2018 and December 31, 2017, $4,364,000 and $5,107,000, respectively, primarily relates to our acquisition of two senior housing facilities within North Carolina ALF Portfolio in January and June 2015. The amounts will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. Effective January 2018, the lease agreement was amended to extend the contingent consideration payout period to four years from the original three years for the two facilities with other terms of the amendment remaining consistent with the original lease agreement. There is no minimum required payment, but the total maximum payment is capped at $20,318,000 for the two senior housing facilities and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. As of March 31, 2018, we estimate that we will pay the contingent consideration of $4,364,000 for these two facilities within North Carolina ALF Portfolio.
Warrants
As of both March 31, 2018 and December 31, 2017, we have recorded $1,155,000 related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of March 31, 2018 and December 31, 2017, the carrying value is a reasonable estimate of fair value.
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
The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$30,682,000	$31,298,000	$30,713,000	$31,414,000
Debt security investment	$67,904,000	$94,181,000	$67,275,000	$94,202,000
Financial Liabilities:
Mortgage loans payable	$611,960,000	$557,775,000	$613,558,000	$570,918,000
Lines of credit and term loans	$645,208,000	$651,157,000	$617,798,000	$624,102,000
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, eliminating the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
We adopted ASU 2018-05 which allows us to record provisional amounts during the period of enactment. Any change to the provisional amounts will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined. The measurement period ends when we have obtained, prepared and analyzed the information necessary to finalize the provision, but cannot extend beyond one year of the enactment date.
The components of income (loss) before taxes for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Domestic	$8,109,000	$(7,262,000)
Foreign	(55,000)	(478,000)
Income (loss) before income taxes	$8,054,000	$(7,740,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of income tax benefit for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Federal deferred	$(1,332,000)	$(2,343,000)
State deferred	(267,000)	(232,000)
Foreign deferred	—	(63,000)
Federal current	—	—
Foreign current	79,000	64,000
Valuation allowances	1,149,000	2,361,000
Total income tax benefit	$(371,000)	$(213,000)
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of March 31, 2018 and December 31, 2017, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2018 and December 31, 2017, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at such time. As of March 31, 2018, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain (loss) on disposition of real estate investments, impairment of real estate investments, foreign currency gain (loss), other income (expense), loss from unconsolidated entity and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs, interest rate swap assets and other assets not attributable to individual properties.
Summary information for the reportable segments during the three months ended March 31, 2018 and 2017 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended March 31, 2018
Revenues:
Resident fees and services	$—	$—	$—	$—	$16,332,000	$229,061,000	$245,393,000
Real estate revenue	20,081,000	3,739,000	3,279,000	5,400,000	—	—	32,499,000
Total revenues	20,081,000	3,739,000	3,279,000	5,400,000	16,332,000	229,061,000	277,892,000
Expenses:
Property operating expenses	—	—	—	—	11,064,000	206,295,000	217,359,000
Rental expenses	7,930,000	421,000	402,000	187,000	—	—	8,940,000
Segment net operating income	$12,151,000	$3,318,000	$2,877,000	$5,213,000	$5,268,000	$22,766,000	$51,593,000
Expenses:
General and administrative							$6,388,000
Acquisition related expenses							(769,000)
Depreciation and amortization							23,692,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(15,352,000)
Gain in fair value of derivative financial instruments							110,000
Loss from unconsolidated entity							(1,077,000)
Foreign currency gain							1,796,000
Other income, net							295,000
Income before income taxes							8,054,000
Income tax benefit							371,000
Net income							$8,425,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing — RIDEA	Integrated Senior Health Campuses	Three Months Ended March 31, 2017
Revenues:
Resident fees and services	$—	$—	$—	$—	$15,864,000	$209,189,000	$225,053,000
Real estate revenue	19,525,000	3,691,000	3,023,000	5,109,000	—	—	31,348,000
Total revenues	19,525,000	3,691,000	3,023,000	5,109,000	15,864,000	209,189,000	256,401,000
Expenses:
Property operating expenses	—	—	—	—	10,920,000	188,179,000	199,099,000
Rental expenses	7,451,000	400,000	384,000	160,000	—	—	8,395,000
Segment net operating income	$12,074,000	$3,291,000	$2,639,000	$4,949,000	$4,944,000	$21,010,000	$48,907,000
Expenses:
General and administrative							$7,863,000
Acquisition related expenses							318,000
Depreciation and amortization							29,822,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(14,595,000)
Gain in fair value of derivative financial instruments							336,000
Impairment of real estate investment							(3,969,000)
Loss from unconsolidated entity							(962,000)
Foreign currency gain							513,000
Other income, net							33,000
Loss before income taxes							(7,740,000)
Income tax benefit							213,000
Net loss							$(7,527,000)
Assets by reportable segment as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Integrated senior health campuses	$1,378,265,000	$1,366,245,000
Medical office buildings	659,026,000	662,959,000
Senior housing — RIDEA	277,789,000	279,388,000
Senior housing	232,889,000	231,559,000
Skilled nursing facilities	129,181,000	129,359,000
Hospitals	122,882,000	123,431,000
Other	6,705,000	7,534,000
Total assets	$2,806,737,000	$2,800,475,000
As of both March 31, 2018 and December 31, 2017, goodwill of $75,309,000 was allocated to integrated senior health campuses and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2018	2017
Revenues:
United States	$276,611,000	$255,274,000
International	1,281,000	1,127,000
Total revenues	$277,892,000	$256,401,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Real estate investments, net:
United States	$2,105,853,000	$2,110,280,000
International	54,642,000	52,978,000
Total real estate investments, net	$2,160,495,000	$2,163,258,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2018, properties in one state in the United States accounted for 10.0% or more of the annualized base rent or annualized net operating income of our total property portfolio. Properties located in Indiana accounted for 36.1% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2018, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 46.6%, 27.8%, 10.1%, 6.1%, 5.6% and 3.8%, respectively, of our annualized base rent or annualized net operating income. As of March 31, 2018, none of our tenants at our properties accounted for 10.0% or more of our aggregate annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of March 31, 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 and $6,000, respectively, for the three months ended March 31, 2018 and 2017. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2018 and 2017, there were 45,000 and 39,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2018 and 2017, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Event
Amendment to Trilogy OpCo Credit Agreement
On April 27, 2018, we entered into an amendment to the Trilogy OpCo Credit Agreement, or the Trilogy OpCo Amendment, with Wells Fargo, N.A., as administrative agent and lender, to amend the terms of the Trilogy OpCo Credit Agreement. The material terms of the Trilogy OpCo Amendment provide for: (i) a reduction in the aggregate maximum principal amount from $60,000,000 to $25,000,000; (ii) a reduced floating interest rate based on LIBOR, plus an applicable margin of 2.75% per annum, for LIBOR Rate Loans, as defined in the agreement, or an alternate base rate plus an applicable margin of 1.75% per annum, for Base Rate Loans, as defined in the agreement, at the Trilogy OpCo Borrowers’ option; (iii) a reduced letter of credit fee of 2.75% per annum times the undrawn amount of outstanding letters of credit; and (iv) an updated maturity date of April 27, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2017 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 16, 2018. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2018 and December 31, 2017, together with our results of operations and cash flows for the three months ended March 31, 2018 and 2017.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies or guidelines applicable to REITs; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion. As of March 31, 2018, a total of $186,399,000 in distributions were reinvested and 20,049,849 shares of our common stock were issued pursuant to the Secondary DRIP Offering.

On October 4, 2017, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.27. We provide the updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 5, 2017 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar, and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony NorthStar, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2018, we owned and/or operated 96 properties, comprising 100 buildings, and 108 integrated senior health campuses including completed development projects, or approximately 12,826,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,866,099,000. In addition, as of March 31, 2018, we had invested $90,878,000 in real estate-related investments, net of principal repayments.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 16, 2018, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 16, 2018.
Revenue Recognition and Tenant and Resident Receivables
Resident fees and services
Prior to January 1, 2018, we recognized resident fees and service revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables were placed on nonaccrual status when management determined that collectability was not reasonably assured, and thus such revenue was recognized using the cash basis method.
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of resident fees and service revenue as of January 1, 2018; therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018.
A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied.
Performance obligations are determined based on the nature of the services provided by us. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. This method provides a depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients in our integrated senior health campus receiving long-term healthcare services, including rehabilitation services. We measure the performance obligation from admission into the integrated senior health campus to the point when we are no longer required to provide services to that patient. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and we do not believe it is required to provide additional goods or services to the patient. Generally, performance obligations satisfied at a point in time relate to sales of our pharmaceuticals business or to sales of ancillary supplies.
Because all of its performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB ASC 606-10-50-14(a) and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
We determine the transaction price based on standard charges for goods and services provided, reduced, where applicable, by contractual adjustments provided to third-party payors, implicit price concessions provided to uninsured patients, and estimates of goods to be returned. We also determine the estimates of contractual adjustments based on Medicare and Medicaid pricing tables and historical experience. We determine the estimate of implicit price concessions based on the historical collection experience with each class of payor.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:

•	Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.

•
Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program with various county hospital partners (“IGT”) which provides supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT.

•
Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge our compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon us.
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations.
Disaggregation of Healthcare Service Revenue
We disaggregate revenue from contracts with customers according to lines of business and payor classes. The transfer of goods and services may occur at a point in time or over time; in other words, revenue may be recognized over the course of the underlying contract, or may occur at a single point in time based upon a single transfer of control. We determine that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Financing Component
We have elected the practical expedient allowed under FASB ASC 606-10-32-18 and, therefore, we do not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to our expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less.
Contract Costs
We have applied the practical expedient provided by FASB ASC 340-40-25-4 and, therefore, all incremental customer contract acquisition costs are expensed as they are incurred since the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 16, 2018.
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of March 31, 2018, our properties were 93.0% leased and during the remainder of 2018, 3.4% of the leased GLA is scheduled to expire. For the three months ended March 31, 2018, our senior housing — RIDEA facilities and integrated senior health campuses were 85.5% and 82.3% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2018, our remaining weighted average lease term was 8.5 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.

Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at each such time. As of March 31, 2018, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Except where otherwise noted, the changes in our results of operations are primarily due to owning 100 buildings and 108 integrated senior health campuses as of March 31, 2018, as compared to owning 98 buildings and 108 integrated senior health campuses as of March 31, 2017. As of March 31, 2018 and 2017, we owned the following types of properties:

	March 31,
	2018			2017
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	108	$1,441,058,000	(1)	108	$1,437,230,000	(1)
Medical office buildings	64	663,835,000	90.1%	62	654,245,000	92.0%
Senior housing	14	173,391,000	100%	14	173,391,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	208	$2,866,099,000	93.0%	206	$2,852,681,000	94.4%
___________

(1)	For the three months ended March 31, 2018 and 2017, the leased percentage for the resident units of our integrated senior health campuses was 82.3% and 85.2%, respectively.

(2)	For the three months ended March 31, 2018 and 2017, the leased percentage for the resident units of our senior housing — RIDEA facilities was 85.5% and 83.9%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three months ended March 31, 2018 and 2017, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three months ended March 31, 2018 and 2017, real estate revenue primarily consisted of base rent and expense recoveries.

Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018	2017
Resident Fees and Services
Integrated senior health campuses	$229,061,000	$209,189,000
Senior housing — RIDEA	16,332,000	15,864,000
Total resident fees and services	245,393,000	225,053,000
Real Estate Revenue
Medical office buildings	20,081,000	19,525,000
Senior housing	5,400,000	5,109,000
Skilled nursing facilities	3,739,000	3,691,000
Hospitals	3,279,000	3,023,000
Total real estate revenue	32,499,000	31,348,000
Total revenues	$277,892,000	$256,401,000
Property Operating Expenses and Rental Expenses
For the three months ended March 31, 2018 and 2017, property operating expenses primarily consisted of administration and benefits expense of $189,436,000 and $172,120,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018		2017
Property Operating Expenses
Integrated senior health campuses	$206,295,000	90.1%	$188,179,000	90.0%
Senior housing — RIDEA	11,064,000	67.7%	10,920,000	68.8%
Total property operating expenses	$217,359,000	88.6%	$199,099,000	88.5%

Rental Expenses
Medical office buildings	$7,930,000	39.5%	$7,451,000	38.2%
Skilled nursing facilities	421,000	11.3%	400,000	10.8%
Hospitals	402,000	12.3%	384,000	12.7%
Senior housing	187,000	3.5%	160,000	3.1%
Total rental expenses	$8,940,000	27.5%	$8,395,000	26.8%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we own and/or operate in the future.

General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018	2017
Asset management fees — affiliates	$4,781,000	$4,646,000
Bad debt expense	126,000	1,659,000
Professional and legal fees	390,000	554,000
Transfer agent services	339,000	352,000
Franchise taxes	175,000	277,000
Stock compensation expense	195,000	—
Bank charges	117,000	98,000
Directors’ and officers’ liability insurance	79,000	80,000
Restricted stock compensation	43,000	43,000
Board of directors fees	61,000	58,000
Other	82,000	96,000
Total	$6,388,000	$7,863,000
The decrease in general and administrative expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to the decrease in bad debt expense as a result of adoption of ASC Topic 606.
Acquisition Related Expenses
For the three months ended March 31, 2018, acquisition related expenses were $(769,000), which primarily related to fair value adjustments to contingent consideration obligations. For the three months ended March 31, 2017, acquisition related expenses were $318,000, which primarily related to additional expenses associated with prior year property acquisitions accounted for as business combinations.
Depreciation and Amortization
For the three months ended March 31, 2018 and 2017, depreciation and amortization was $23,692,000 and $29,822,000, respectively, which primarily consisted of depreciation on our operating properties of $20,400,000 and $20,009,000, respectively, and amortization on our identified intangible assets of $3,137,000 and $9,653,000, respectively.
Interest Expense
For the three months ended March 31, 2018 and 2017, interest expense, including gain in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018	2017
Interest expense — mortgage loans payable	$7,097,000	$6,012,000
Interest expense — lines of credit and term loans and derivative financial instruments	6,464,000	6,617,000
Amortization of deferred financing costs — lines of credit and term loans	985,000	917,000
Amortization of deferred financing costs — mortgage loans payable	325,000	475,000
Amortization of debt discount/premium, net	139,000	574,000
Gain in fair value of derivative financial instruments	(110,000)	(336,000)
Interest expense on other liabilities	342,000	—
Total	$15,242,000	$14,259,000

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
Our total capacity to pay operating expenses, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. As of March 31, 2018, our cash on hand was $37,926,000 and we had $209,444,000 available on our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $38,282,000 to pay interest on our outstanding indebtedness in the remainder of 2018, based on interest rates in effect and borrowings outstanding as of March 31, 2018. In addition, we estimate that we will require $85,523,000 to pay principal on our outstanding indebtedness in the remainder of 2018. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the properties we owned as of March 31, 2018, we estimate that our expenditures for capital improvements and tenant improvements will require up to $65,910,000 for the remaining nine months of 2018. As of March 31, 2018, we had $11,675,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2018	2017
Cash, cash equivalents and restricted cash — beginning of period	$64,143,000	$55,677,000
Net cash provided by operating activities	25,998,000	23,132,000
Net cash used in investing activities	(15,014,000)	(69,783,000)
Net cash (used in) provided by financing activities	(5,372,000)	39,025,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	59,000	20,000
Cash, cash equivalents and restricted cash — end of period	$69,814,000	$48,071,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2018 and 2017, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase as we acquire additional real estate and real estate-related investments.
Investing Activities
For the three months ended March 31, 2018, cash flows used in investing activities primarily related to capital expenditures of $12,662,000 and real estate and other deposits $2,352,000. For the three months ended March 31, 2017, cash flows used in investing activities primarily related to our 2017 property acquisitions and our acquisition of previously leased real estate investments in the amount of $89,264,000, partially offset by principal repayments on real estate notes receivable in the amount of $25,499,000. We may continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will continue to decrease due to fewer anticipated acquisitions as a result of the termination of the primary portion of our initial offering on March 12, 2015.
Financing Activities
For the three months ended March 31, 2018, cash flows used in financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $26,431,000, partially offset by distributions to our common stockholders of $14,377,000 and share repurchases of $16,506,000. For the three months ended March 31, 2017, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loan in the amount of $64,399,000, partially offset by distributions to our common stockholders of $13,401,000, settlement of a mortgage loan payable of $7,625,000 and share repurchases of $7,128,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on June 30, 2018. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
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
The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$14,377,000		$13,401,000
Distributions reinvested	15,229,000		15,681,000
	$29,606,000		$29,082,000
Sources of distributions:
Cash flows from operations	$25,998,000	87.8%	$23,132,000	79.5%
Proceeds from borrowings	3,608,000	12.2	5,950,000	20.5
	$29,606,000	100%	$29,082,000	100%
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
As of March 31, 2018, we had an amount payable of $1,978,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 14, Related Party Transactions — Liquidity Stage — Disposition Fees, to our accompanying condensed consolidated financial statements for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$14,377,000		$13,401,000
Distributions reinvested	15,229,000		15,681,000
	$29,606,000		$29,082,000
Sources of distributions:
FFO attributable to controlling interest	$28,318,000	95.6%	$23,745,000	81.6%
Proceeds from borrowings	1,288,000	4.4	5,337,000	18.4
	$29,606,000	100%	$29,082,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2018, our aggregate borrowings were 38.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 15, 2018 and March 31, 2018, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2018, we had $634,280,000 ($611,960,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2018, we had $650,556,000 outstanding and $209,444,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of May 15, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of March 31, 2018, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.11% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans and fixed interest rate swaps; and (iii) ground and other lease obligations, capital leases and other liabilities as of March 31, 2018:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments — fixed-rate debt	$7,323,000	$31,576,000	$70,219,000	$415,407,000	$524,525,000
Interest payments — fixed-rate debt	14,132,000	36,381,000	33,650,000	218,357,000	302,520,000
Principal payments — variable-rate debt	78,200,000	667,874,000	14,237,000	—	760,311,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2018)	24,150,000	15,899,000	272,000	—	40,321,000
Ground and other lease obligations	15,806,000	44,445,000	45,538,000	203,413,000	309,202,000
Capital leases	5,769,000	10,251,000	3,429,000	43,000	19,492,000
Other liabilities	1,087,000	1,037,000	—	—	2,124,000
Total	$146,467,000	$807,463,000	$167,345,000	$837,220,000	$1,958,495,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $4,364,000, the majority of which we expect to pay during 2019. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the three months ended March 31, 2018 and 2017, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2018 and 2017. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$8,425,000	$(7,527,000)
Add:
Depreciation and amortization — consolidated properties	23,692,000	29,822,000
Depreciation and amortization — unconsolidated properties	288,000	264,000
Impairment of real estate investment	—	3,969,000
Loss on disposition of real estate investment	—	227,000
Net (income) loss attributable to redeemable noncontrolling interests and noncontrolling interests	(272,000)	4,008,000
Less:
Depreciation, amortization, impairment and loss on disposition related to redeemable noncontrolling interests and noncontrolling interests	(3,815,000)	(7,018,000)
FFO attributable to controlling interest	$28,318,000	$23,745,000

Acquisition related expenses(1)	$(769,000)	$318,000
Amortization of above- and below-market leases(2)	199,000	169,000
Amortization of loan and closing costs(3)	59,000	53,000
Change in deferred rent(4)	(1,068,000)	(1,341,000)
Gain in fair value of derivative financial instruments(5)	(110,000)	(336,000)
Foreign currency gain(6)	(1,796,000)	(513,000)
Adjustments for unconsolidated properties(7)	439,000	478,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(7)	(401,000)	(110,000)
MFFO attributable to controlling interest	$24,871,000	$22,463,000
Weighted average common shares outstanding — basic and diluted	200,347,084	196,897,807
Net income (loss) per common share — basic and diluted	$0.04	$(0.04)
FFO attributable to controlling interest per common share — basic and diluted	$0.14	$0.12
MFFO attributable to controlling interest per common share — basic and diluted	$0.12	$0.11
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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, loss from unconsolidated entity, foreign currency gain or loss, other income and income tax benefit (expense). Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to NOI for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$8,425,000	$(7,527,000)
General and administrative	6,388,000	7,863,000
Acquisition related expenses	(769,000)	318,000
Depreciation and amortization	23,692,000	29,822,000
Interest expense	15,242,000	14,259,000
Impairment of real estate investment	—	3,969,000
Loss from unconsolidated entity	1,077,000	962,000
Foreign currency gain	(1,796,000)	(513,000)
Other income, net	(295,000)	(33,000)
Income tax benefit	(371,000)	(213,000)
Net operating income	$51,593,000	$48,907,000
Subsequent Event
For a discussion of a subsequent event, see Note 20, Subsequent Event, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 16, 2018. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2018, our interest rate swaps are recorded in other assets, net in our accompanying condensed consolidated balance sheets at their aggregate fair value of $2,476,000. We do not enter into derivative transactions for speculative purposes.

The table below presents, as of March 31, 2018, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$28,650,000	$—	$—	$—	$—	$28,650,000	$29,478,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	6.75%	—%	—%	—%	—%	6.75%	—
Variable-rate notes receivable — principal payments	$1,799,000	$—	$—	$—	$—	$—	$1,799,000	$1,820,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of March 31, 2018)	8.03%	—%	—%	—%	—%	—%	8.03%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,181,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$7,323,000	$10,191,000	$21,385,000	$10,679,000	$59,540,000	$415,407,000	$524,525,000	$446,139,000
Weighted average interest rate on maturing fixed-rate debt	3.65%	3.66%	4.88%	3.60%	4.15%	3.28%	3.46%	—
Variable-rate debt — principal payments	$78,200,000	$655,399,000	$12,475,000	$14,237,000	$—	$—	$760,311,000	$762,793,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2018)	5.90%	4.19%	7.80%	5.80%	—%	—%	4.43%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of March 31, 2018, the carrying value of our real estate notes receivable and debt security investment, net was $98,586,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.87% per annum based on rates in effect as of March 31, 2018. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of March 31, 2018, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $634,280,000 ($611,960,000, including discount/premium and deferred financing costs, net) as of March 31, 2018. As of March 31, 2018, we had 47 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.89% per annum and a weighted average effective interest rate of 4.08%. In addition, as of March 31, 2018, we had $650,556,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 4.14% per annum.
As of March 31, 2018, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.11% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of March 31, 2018, we have three fixed-rate interest rate swaps on one of our lines of credit and term loans and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of March 31, 2018, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,591,000, or 4.78% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the three months ended March 31, 2018, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $7,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
There were no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 16, 2018, except as noted below.
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
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on June 30, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering monthly in arrears, only from legally available funds.
The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$14,377,000		$13,401,000
Distributions reinvested	15,229,000		15,681,000
	$29,606,000		$29,082,000
Sources of distributions:
Cash flows from operations	$25,998,000	87.8%	$23,132,000	79.5%
Proceeds from borrowings	3,608,000	12.2	5,950,000	20.5
	$29,606,000	100%	$29,082,000	100%
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
As of March 31, 2018, we had an amount payable of $1,978,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to the initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 14, Related Party Transactions — Liquidity Stage — Disposition Fees, to our accompanying condensed consolidated financial statements for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant the Secondary DRIP Offering and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$14,377,000		$13,401,000
Distributions reinvested	15,229,000		15,681,000
	$29,606,000		$29,082,000
Sources of distributions:
FFO attributable to controlling interest	$28,318,000	95.6%	$23,745,000	81.6%
Proceeds from borrowings	1,288,000	4.4	5,337,000	18.4
	$29,606,000	100%	$29,082,000	100%
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of May 15, 2018, properties located in Indiana accounted for approximately 36.3% of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, introduced two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government’s goal is to move approximately 90.0% of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments.
In addition, the healthcare legislation passed in 2010 (discussed below) included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to you.
In 2014, state insurance exchanges were implemented which provide a new mechanism for individuals to obtain insurance. At this time, the number of payors that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
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
Comprehensive healthcare reform legislation could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The Healthcare Reform Act is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The Healthcare Reform Act changes continue to impact reimbursement models from the state and federal, healthcare programs, the changes in reimbursement may adversely impact our tenants. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and repeals the individual mandate beginning in 2019. Therefore, our tenants may have more patients that do not have insurance overage, which may adversely impact the tenants’ collections and revenues.
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
In 2014, state insurance exchanges were implemented which provide a new mechanism for individuals to obtain insurance. At this time, the number of payors that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives v. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
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
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our initial offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions. ASU 2016-02 will be effective for us on January 1, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan, and will be repurchased at a price between 92.5% and 100% of each stockholder’s “Repurchase Amount,” as defined in our share repurchase plan, depending on the period of time their shares have been held. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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

During the three months ended March 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	(1)
February 1, 2018 to February 28, 2018	—	$—	—	(1)
March 1, 2018 to March 31, 2018	1,792,524	$9.21	1,792,524	(1)
Total	1,792,524	$9.21	1,792,524
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 15, 2018	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 15, 2018	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)