Form 10-Q
period 2018-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2018-11-14
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 9, 2018, there were 199,553,183 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 and December 31, 2017
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments, net	$2,210,766,000	$2,163,258,000
Real estate notes receivable and debt security investment, net	99,813,000	97,988,000
Cash and cash equivalents	34,925,000	33,656,000
Accounts and other receivables, net	121,181,000	117,188,000
Restricted cash	36,369,000	30,487,000
Real estate deposits	2,904,000	3,261,000
Identified intangible assets, net	180,317,000	180,308,000
Goodwill	75,309,000	75,309,000
Other assets, net	110,970,000	99,020,000
Total assets	$2,872,554,000	$2,800,475,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$686,954,000	$613,558,000
Lines of credit and term loans(1)	698,073,000	624,125,000
Accounts payable and accrued liabilities(1)	136,821,000	124,503,000
Accounts payable due to affiliates(1)	1,994,000	2,057,000
Identified intangible liabilities, net	1,192,000	1,568,000
Capital lease obligations(1)	16,057,000	16,193,000
Security deposits, prepaid rent and other liabilities(1)	37,597,000	39,461,000
Total liabilities	1,578,688,000	1,421,465,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	33,397,000	32,435,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 198,503,045 and 199,343,234 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,985,000	1,993,000
Additional paid-in capital	1,778,084,000	1,785,872,000
Accumulated deficit	(676,166,000)	(598,044,000)
Accumulated other comprehensive loss	(2,345,000)	(1,971,000)
Total stockholders’ equity	1,101,558,000	1,187,850,000
Noncontrolling interests (Note 13)	158,911,000	158,725,000
Total equity	1,260,469,000	1,346,575,000
Total liabilities, redeemable noncontrolling interests and equity	$2,872,554,000	$2,800,475,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2018 and December 31, 2017
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of September 30, 2018 and December 31, 2017 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $523,500,000 and $444,000,000 as of September 30, 2018 and December 31, 2017, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Resident fees and services	$251,884,000	$230,768,000	$744,859,000	$682,300,000
Real estate revenue	32,295,000	31,980,000	97,475,000	95,422,000
Total revenues	284,179,000	262,748,000	842,334,000	777,722,000
Expenses:
Property operating expenses	223,665,000	199,047,000	659,295,000	596,099,000
Rental expenses	8,577,000	8,299,000	26,264,000	24,925,000
General and administrative	6,900,000	9,270,000	19,910,000	24,642,000
Acquisition related expenses	(1,102,000)	71,000	(1,657,000)	532,000
Depreciation and amortization	23,816,000	27,579,000	70,190,000	88,442,000
Total expenses	261,856,000	244,266,000	774,002,000	734,640,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(16,538,000)	(14,773,000)	(48,369,000)	(45,356,000)
(Loss) gain in fair value of derivative financial instruments	(750,000)	(59,000)	(1,127,000)	44,000
(Loss) gain on dispositions of real estate investments	—	(9,000)	—	3,370,000
Impairment of real estate investments	—	—	(2,542,000)	(4,883,000)
Loss from unconsolidated entity	(1,137,000)	(1,494,000)	(3,672,000)	(3,668,000)
Foreign currency (loss) gain	(619,000)	1,384,000	(1,652,000)	3,697,000
Other income	501,000	210,000	1,020,000	673,000
Income (loss) before income taxes	3,780,000	3,741,000	11,990,000	(3,041,000)
Income tax benefit	44,000	720,000	941,000	1,498,000
Net income (loss)	3,824,000	4,461,000	12,931,000	(1,543,000)
Less: net (income) loss attributable to noncontrolling interests	(212,000)	176,000	(1,224,000)	6,051,000
Net income attributable to controlling interest	$3,612,000	$4,637,000	$11,707,000	$4,508,000
Net income per common share attributable to controlling interest — basic and diluted	$0.02	$0.02	$0.06	$0.02
Weighted average number of common shares outstanding — basic and diluted	199,818,444	198,733,528	200,120,637	197,832,280
Distributions declared per common share	$0.15	$0.15	$0.45	$0.45

Net income (loss)	$3,824,000	$4,461,000	$12,931,000	$(1,543,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(136,000)	355,000	(374,000)	977,000
Total other comprehensive (loss) income	(136,000)	355,000	(374,000)	977,000
Comprehensive income (loss)	3,688,000	4,816,000	12,557,000	(566,000)
Less: comprehensive (income) loss attributable to noncontrolling interests	(212,000)	176,000	(1,224,000)	6,051,000
Comprehensive income attributable to controlling interest	$3,476,000	$4,992,000	$11,333,000	$5,485,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
Offering costs — common stock	—	—	(6,000)	—	—	(6,000)	—		(6,000)
Issuance of vested and nonvested restricted common stock	22,500	—	41,000	—	—	41,000	—		41,000
Issuance of common stock under the DRIP	4,902,237	49,000	45,395,000	—	—	45,444,000	—		45,444,000
Amortization of nonvested common stock compensation	—	—	130,000	—	—	130,000	—		130,000
Stock based compensation	—	—	—	—	—	—	585,000		585,000
Repurchase of common stock	(5,764,926)	(57,000)	(53,042,000)	—	—	(53,099,000)	—		(53,099,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000		4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,246,000)		(5,246,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(585,000)		(585,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(306,000)	—	—	(306,000)	(131,000)		(437,000)
Distributions declared	—	—	—	(89,829,000)	—	(89,829,000)	—		(89,829,000)
Net income	—	—	—	11,707,000	—	11,707,000	1,093,000	(1)	12,800,000
Other comprehensive loss	—	—	—	—	(374,000)	(374,000)	—		(374,000)
BALANCE — September 30, 2018	198,503,045	$1,985,000	$1,778,084,000	$(676,166,000)	$(2,345,000)	$1,101,558,000	$158,911,000		$1,260,469,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Nine Months Ended September 30, 2018 and 2017
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
___________

(1)
For the nine months ended September 30, 2018 and 2017, amounts exclude $131,000 and $(613,000), respectively, of net income (loss) attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,931,000	$(1,543,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,190,000	88,442,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, debt discount/premium, real estate notes receivable loan costs and debt security investment accretion and closing costs)	3,871,000	4,056,000
Deferred rent	(4,650,000)	(3,913,000)
Stock based compensation	585,000	390,000
Stock based compensation — nonvested restricted common stock	171,000	171,000
Loss from unconsolidated entity	3,672,000	3,668,000
Bad debt expense, net	331,000	5,220,000
Gain on real estate dispositions	—	(3,370,000)
Foreign currency loss (gain)	1,619,000	(3,678,000)
Loss on extinguishment of mortgage loan payable	—	1,432,000
Change in fair value of contingent consideration	(1,609,000)	(57,000)
Change in fair value of derivative financial instruments	1,127,000	(44,000)
Impairment of real estate investments	2,542,000	4,883,000
Changes in operating assets and liabilities:
Accounts and other receivables	(5,325,000)	(9,979,000)
Other assets	(12,072,000)	(6,501,000)
Accounts payable and accrued liabilities	3,390,000	8,832,000
Accounts payable due to affiliates	13,000	(79,000)
Security deposits, prepaid rent and other liabilities	(489,000)	610,000
Net cash provided by operating activities	76,297,000	88,540,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(63,984,000)	(102,241,000)
Proceeds from real estate dispositions	1,000,000	15,993,000
Principal repayments on real estate notes receivable	—	26,752,000
Investment in unconsolidated entity	(2,000,000)	(1,250,000)
Capital expenditures	(41,753,000)	(25,804,000)
Real estate and other deposits	(2,815,000)	(876,000)
Proceeds from insurance settlements	—	85,000
Net cash used in investing activities	(109,552,000)	(87,341,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	177,637,000	230,452,000
Payments on mortgage loans payable	(7,539,000)	(6,110,000)
Settlements of mortgage loans payable	(94,449,000)	(100,775,000)
Borrowings under the lines of credit and term loans	206,664,000	269,473,000
Payments on the lines of credit and term loans	(132,716,000)	(325,756,000)
Deferred financing costs	(4,130,000)	(5,485,000)
Mortgage loan payable extinguishment costs	—	(493,000)
Other obligations	(1,000,000)	9,487,000
Repurchase of common stock	(53,027,000)	(24,022,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Repurchase of stock warrants and redeemable noncontrolling interests	$(306,000)	$(204,000)
Payments under capital leases	(5,329,000)	(4,995,000)
Contributions from noncontrolling interest	4,470,000	8,304,000
Distributions to noncontrolling interests	(5,243,000)	(460,000)
Contributions from redeemable noncontrolling interests	535,000	975,000
Distributions to redeemable noncontrolling interests	(497,000)	(384,000)
Security deposits	97,000	131,000
Payment of offering costs	(6,000)	(10,000)
Distributions paid	(44,702,000)	(41,526,000)
Net cash provided by financing activities	40,459,000	8,602,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$7,204,000	$9,801,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53,000)	132,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	64,143,000	55,677,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$71,294,000	$65,610,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$33,656,000	$29,123,000
Restricted cash at beginning of period	30,487,000	26,554,000
Cash, cash equivalents and restricted cash at beginning of period	$64,143,000	$55,677,000

Cash and cash equivalents at end of period	$34,925,000	$35,876,000
Restricted cash at end of period	36,369,000	29,734,000
Cash, cash equivalents and restricted cash at end of period	$71,294,000	$65,610,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$43,016,000	$46,117,000
Income taxes	$764,000	$432,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$15,162,000	$6,163,000
Capital expenditures from capital leases	$5,194,000	$5,039,000
Settlement of receivable for investment in unconsolidated entity	$—	$1,000,000
Tenant improvement overage	$1,014,000	$257,000
Exercise purchase options — attributable to intangible asset	$—	$11,454,000
Disposition of real estate investment	$—	$2,400,000
Reduction of capital lease obligations, net	$—	$27,483,000
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Other receivables	$—	$3,155,000
Other assets, net	$(1,587,000)	$1,972,000
Accounts payable and accrued liabilities	$47,000	$1,967,000
Prepaid rent and other liabilities	$223,000	$2,257,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Financing Activities:
Issuance of common stock under the DRIP	$45,444,000	$47,453,000
Distributions declared but not paid	$9,875,000	$9,830,000
Payable to transfer agent	$72,000	$—
Reclassification of noncontrolling interests to mezzanine equity	$585,000	$585,000
Accrued deferred financing costs	$—	$87,000
Settlement of mortgage loan payable	$—	$2,040,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2018 and 2017
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the DRIP, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of September 30, 2018, a total of $216,614,000 in distributions were reinvested and 23,309,252 shares of our common stock were issued pursuant to the Secondary DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2018, we owned and/or operated 97 properties, comprising 101 buildings, and 111 integrated senior health campuses including completed development projects, or approximately 13,132,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,933,369,000. In addition, as of September 30, 2018, we had invested $90,878,000 in real estate-related investments, net of principal repayments.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest therein. As of September 30, 2018 and December 31, 2017, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the three and nine months ended September 30, 2018.
In accordance with the disclosure requirements of the new revenue standard, the impact of the adoption of ASC Topic 606 on our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change (Lower)/Higher	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Lower
Resident fees and services	$251,884,000	$253,397,000	$(1,513,000)	$744,859,000	$749,860,000	$(5,001,000)
Property operating expenses	$223,665,000	$223,586,000	$79,000	$659,295,000	$659,395,000	$(100,000)
General and administrative	$6,900,000	$8,533,000	$(1,633,000)	$19,910,000	$24,761,000	$(4,851,000)
Net income	$3,824,000	$3,783,000	$41,000	$12,931,000	$12,981,000	$(50,000)
In accordance with the disclosure requirements of the new revenue standard, the impact of the adoption of ASC Topic 606 on our condensed consolidated balance sheet as of September 30, 2018 was as follows:

	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
Assets
Other assets, net	$110,970,000	$110,870,000	$100,000
Liabilities
Accounts payable and accrued liabilities	$136,821,000	$136,671,000	$150,000
Equity
Accumulated deficit	$(676,166,000)	$(676,116,000)	$(50,000)
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
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$46,525,000	$189,080,000	$235,605,000	$136,347,000	$559,840,000	$696,187,000
Senior housing — RIDEA(1)	835,000	15,444,000	16,279,000	2,332,000	46,340,000	48,672,000
Total resident fees and services	$47,360,000	$204,524,000	$251,884,000	$138,679,000	$606,180,000	$744,859,000
The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Medicare	$75,530,000	$—	$75,530,000	$208,524,000	$—	$208,524,000
Medicaid	43,101,000	11,000	43,112,000	124,320,000	14,000	124,334,000
Private and other payors	116,974,000	16,268,000	133,242,000	363,343,000	48,658,000	412,001,000
Total resident fees and services	$235,605,000	$16,279,000	$251,884,000	$696,187,000	$48,672,000	$744,859,000
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

Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2018	$29,979,000	$15,640,000	$35,706,000	$81,325,000
Ending balance — September 30, 2018	31,501,000	15,257,000	42,346,000	89,104,000
Increase/(decrease)	$1,522,000	$(383,000)	$6,640,000	$7,779,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Deferred Revenue — Resident Fees and Services
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2018	$9,801,000
Ending balance — September 30, 2018	10,765,000
Increase	$964,000
All amounts included in the beginning balance of deferred revenue — resident fees and services at January 1, 2018 were recognized as revenue during the nine months ended September 30, 2018.
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
Accounts Payable and Accrued Liabilities
As of September 30, 2018 and December 31, 2017, accounts payable and accrued liabilities primarily includes insurance payables of $29,651,000 and $27,208,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $25,940,000 and $23,737,000, respectively, accrued property taxes of $16,962,000 and $13,406,000, respectively, accrued capital expenditures to unaffiliated third parties of $15,124,000 and $5,988,000, respectively, and accrued distributions of $9,875,000 and $10,192,000, respectively.
Statement of Cash Flows
For the nine months ended September 30, 2017, amounts totaling $495,102,000 have been removed from borrowings under the lines of credit and term loans and payments on the lines of credit and term loans compared to amounts previously presented. There was no net change in previously disclosed net cash provided by financing activities.
Recently Issued or Adopted Accounting Pronouncements
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
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, or ASU 2018-11, which update the guidance on accounting for leases under ASU 2016-02. ASU 2018-10 was issued to increase stockholders’ awareness of narrow aspects of the guidance

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

issued in the amendments and to expedite the improvements under ASU 2016-02. ASU 2018-11 provides (a) an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the modified retrospective transition method prescribed by ASU 2016-02, which requires application of the new leases standard at the beginning of the earliest period presented in the financial statements for comparative purposes; and (b) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. We plan to elect this practical expedient and transition method. We completed a preliminary assessment of predominance for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments and, effective upon the adoption of ASU 2016-02 (codified under ASC Topic 842), we expect to recognize revenue from these segments under ASC Topic 842. We are still in the process of completing our preliminary assessment related to senior housing — RIDEA. We plan to finalize our assessment for all segments during the fourth quarter of 2018.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are currently evaluating this guidance to determine the impact of ASU 2018-13 on our disclosures.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Building, improvements and construction in process	$2,139,126,000	$2,058,312,000
Land and improvements	185,902,000	177,999,000
Furniture, fixtures and equipment	119,447,000	99,897,000
	2,444,475,000	2,336,208,000
Less: accumulated depreciation	(233,709,000)	(172,950,000)
	$2,210,766,000	$2,163,258,000
Depreciation expense for the three months ended September 30, 2018 and 2017 was $20,636,000 and $20,611,000, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $61,323,000 and $61,453,000, respectively. No impairment charges were recognized for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, we determined that one of our medical office buildings was impaired and recognized an impairment charge of $2,542,000, which reduced the total carrying value of such investment to $7,387,000. The fair value of such medical office building was based upon a discounted cash flow analysis where the most significant inputs were market rents, lease absorption rate, capitalization rate and discount rate, and such inputs were considered Level 3 measurements within the fair value hierarchy. For the nine months ended September 30, 2017, we recognized an aggregate impairment charge of $4,883,000 related to two integrated senior health campuses, which reduced the total carrying value of such investments to $990,000. In July 2017, we disposed of one such integrated senior health campus and, as of September 30, 2017, the fair value of the other integrated senior health campus was based on its projected sales price, which was considered a Level 2 measurement within the fair value hierarchy.
For the three months ended September 30, 2018, we incurred capital expenditures of $20,416,000 on our integrated senior health campuses, $2,047,000 on our medical office buildings, $768,000 on our senior housing — RIDEA facilities, and $10,000 on our hospitals. We did not incur any capital expenditures on our senior housing facilities or skilled nursing facilities for the three months ended September 30, 2018.
For the nine months ended September 30, 2018, we incurred capital expenditures of $48,282,000 on our integrated senior health campuses, $5,590,000 on our medical office buildings, $1,283,000 on our senior housing — RIDEA facilities, $459,000 on our skilled nursing facilities and $57,000 on our hospitals. We did not incur any capital expenditures on our senior housing facilities for the nine months ended September 30, 2018.
Acquisitions of Real Estate Investments
2018 Acquisitions of Real Estate Investments
For the nine months ended September 30, 2018, using cash on hand and debt financing, we completed the acquisition of one building from an unaffiliated third party, which we added to our existing North Carolina ALF Portfolio. The other five buildings in North Carolina ALF Portfolio were acquired in January 2015, June 2015 and January 2017. The following is a summary of our property acquisition for the nine months ended September 30, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(2)	Acquisition Fee(3)
North Carolina ALF Portfolio	Matthews, NC	Senior Housing	08/30/18	$15,000,000	$13,500,000	$338,000
___________

(1)	We own 100% of our property acquired in 2018.

(2)	Represents a borrowing under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of such property.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In addition to the property acquisition discussed above, on April 17, 2018, we purchased land as part of our existing Southern Illinois MOB Portfolio for a contract purchase price of $300,000 and paid a 2.25% acquisition fee to our advisor of approximately $7,000, plus closing costs.
2018 Acquisition of Previously Leased Real Estate Investments
For the nine months ended September 30, 2018, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, acquired a portfolio of four previously leased real estate investments located in Kentucky, Michigan and Ohio. The following is a summary of such acquisition for the nine months ended September 30, 2018, which is included in our integrated senior health campuses segment:

Locations	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(1)	Acquisition Fee(2)
Lexington, KY; Novi and Romeo, MI; and Fremont, OH	07/20/18	$47,455,000	$47,500,000	$723,000
___________

(1)	Represents the principal balance of the mortgage loan payable placed on the properties at the time of acquisition.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest of approximately 67.7% in the Trilogy subsidiary that acquired the properties.

For the nine months ended September 30, 2018, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred closing costs and direct acquisition related expenses of $2,936,000 for such property acquisitions, which were capitalized in accordance with ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2018 based on their relative fair values:

2018 Property Acquisitions
Building and improvements	$49,759,000
Land	7,725,000
In-place leases	6,894,000
Certificates of need	1,313,000
Total assets acquired	$65,691,000
Completed Developments and/or Expansions in 2018
For the nine months ended September 30, 2018, we incurred $3,834,000 to expand our integrated senior health campuses, which is included in real estate investments, net, in our accompanying condensed consolidated balance sheets.
4. Real Estate Notes Receivable and Debt Security Investment, Net
The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of September 30, 2018 and December 31, 2017:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	September 30, 2018	December 31, 2017
Mezzanine Fixed Rate Notes(2)(3)	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000
Mezzanine Floating Rate Notes(2)(3)	02/04/15	12/09/18	8.39%	$31,567,000	1,799,000	1,799,000
Debt security investment(4)	10/15/15	08/25/25	4.24%	N/A	67,648,000	65,638,000
					98,097,000	96,087,000
Unamortized loan and closing costs, net					1,716,000	1,901,000
					$99,813,000	$97,988,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(1)	Represents the per annum interest rate in effect as of September 30, 2018.

(2)
The Mezzanine Fixed Rate Notes and the Mezzanine Floating Rate Notes, or collectively, the Mezzanine Notes, evidence interests in a portion of a mezzanine loan that is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony Capital. In November 2018, the borrower repaid the Mezzanine Floating Rate Notes in full.

(3)
Balance represents the original principal balance, decreased by any subsequent principal paydowns. The Mezzanine Notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the respective maturity dates.

(4)
The commercial mortgage-backed debt security, or debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of September 30, 2018 and December 31, 2017, the net carrying amount with accretion was $69,198,000 and $67,275,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

The following table reflects the changes in the carrying amount of real estate notes receivable and debt security investment, net for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$97,988,000	$101,117,000
Additions:
Accretion on debt security	2,010,000	1,821,000
Deductions:
Principal repayments on real estate notes receivable	—	(2,641,000)
Amortization of loan and closing costs	(185,000)	(164,000)
Ending balance	$99,813,000	$100,133,000
For the three and nine months ended September 30, 2018 and 2017, we did not record any impairment losses on our real estate notes receivable and debt security investment. Amortization expense of loan and closing costs for the three months ended September 30, 2018 and 2017 was $64,000 and $57,000, respectively, and for the nine months ended September 30, 2018 and 2017, was $185,000 and $164,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Amortized intangible assets:
In-place leases, net of accumulated amortization of $22,544,000 and $25,967,000 as of September 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 9.6 years and 10.2 years as of September 30, 2018 and December 31, 2017, respectively)	$49,131,000	$50,520,000
Leasehold interests, net of accumulated amortization of $512,000 and $407,000 as of September 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 53.9 years and 54.6 years as of September 30, 2018 and December 31, 2017, respectively)	7,382,000	7,487,000
Customer relationships, net of accumulated amortization of $149,000 and $37,000 as of September 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 19.0 years and 19.8 years as of September 30, 2018 and December 31, 2017, respectively)	2,691,000	2,803,000
Above-market leases, net of accumulated amortization of $2,807,000 and $3,335,000 as of September 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 5.2 years as of both September 30, 2018 and December 31, 2017)	2,259,000	3,026,000
Internally developed technology and software, net of accumulated amortization of $94,000 and $23,000 as of September 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 4.0 years and 4.8 years as of September 30, 2018 and December 31, 2017, respectively)	376,000	447,000
Unamortized intangible assets:
Certificates of need	85,773,000	83,320,000
Trade names	30,787,000	30,787,000
Purchase option asset(1)	1,918,000	1,918,000
	$180,317,000	$180,308,000
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

Amortization expense for the three months ended September 30, 2018 and 2017 was $3,227,000 and $7,205,000, respectively, which included $210,000 and $329,000, respectively, of amortization recorded against real estate revenue for above-market leases and $34,000 and $35,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Amortization expense for the nine months ended September 30, 2018 and 2017 was $9,204,000 and $27,761,000, respectively, which included $766,000 and $1,056,000, respectively, of amortization recorded against real estate revenue for above-market leases and $105,000 and $106,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 15.1 years and 15.5 years as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, estimated amortization expense of the identified intangible assets for the three months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$3,500,000
2019	10,211,000
2020	6,142,000
2021	5,569,000
2022	4,849,000
Thereafter	31,568,000
$61,839,000
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Prepaid expenses, deposits and other assets	$31,908,000	$21,796,000
Deferred rent receivables	22,418,000	17,458,000
Inventory	16,790,000	19,311,000
Investment in unconsolidated entity(1)	15,586,000	17,259,000
Deferred tax assets, net(2)	8,594,000	6,882,000
Lease commissions, net of accumulated amortization of $1,080,000 and $606,000 as of September 30, 2018 and December 31, 2017, respectively	8,110,000	5,426,000
Lease inducement, net of accumulated amortization of $702,000 and $439,000 as of September 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 12.3 years and 13.0 years as of September 30, 2018 and December 31, 2017, respectively)	4,298,000	4,561,000
Deferred financing costs, net of accumulated amortization of $11,428,000 and $7,850,000 as of September 30, 2018 and December 31, 2017, respectively(3)	3,266,000	6,327,000
	$110,970,000	$99,020,000
___________

(1)
Represents our investment in RHS Partners, LLC, or RHS, a privately-held company that operates 16 integrated senior health campuses. Our effective ownership of RHS is 33.8% as of both September 30, 2018 and December 31, 2017.

(2)	See Note 16, Income Taxes, for a further discussion.

(3)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs, net only include costs related to our lines of credit and term loans.

Amortization expense of lease commissions for the three months ended September 30, 2018 and 2017 was $197,000 and $127,000, respectively, and for the nine months ended September 30, 2018 and 2017 was $534,000 and $306,000, respectively. Amortization expense of lease inducement for both the three months ended September 30, 2018 and 2017 was $88,000 and for both the nine months ended September 30, 2018 and 2017 was $263,000. Amortization expense of lease inducement is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of deferred financing costs of our lines of credit and term loans for the three months ended September 30, 2018 and 2017 was $981,000 and $978,000, respectively, and for the nine months ended September 30, 2018 and 2017 was $3,578,000 and $2,828,000, respectively. Amortization expense of deferred financing costs related to our lines of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

credit and term loans is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2018, we had a receivable of $2,705,000 due from RHS, which is included in other assets, net, in our accompanying condensed consolidated balance sheet. The following is summarized financial information of RHS:

	September 30, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$47,473,000	$48,176,000
Total liabilities	$24,037,000	$21,395,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of Operations Data:
Revenues	$32,346,000	$32,305,000	$96,516,000	$96,018,000
Expenses	34,622,000	35,292,000	103,861,000	103,353,000
Net loss	$(2,276,000)	$(2,987,000)	$(7,345,000)	$(7,335,000)
7. Mortgage Loans Payable, Net
Mortgage loans payable were $711,978,000 ($686,954,000, including discount/premium and deferred financing costs, net) and $636,329,000 ($613,558,000, including discount/premium and deferred financing costs, net) as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we had 57 fixed-rate and five variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.07% per annum based on interest rates in effect as of September 30, 2018 and a weighted average effective interest rate of 3.94%. As of December 31, 2017, we had 47 fixed-rate and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.57% per annum based on interest rates in effect as of December 31, 2017 and a weighted average effective interest rate of 4.02%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
Mortgage loans payable, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Total fixed-rate debt	$626,628,000	$526,503,000
Total variable-rate debt	85,350,000	109,826,000
Total fixed- and variable-rate debt	711,978,000	636,329,000
Less: deferred financing costs, net(1)	(8,908,000)	(6,290,000)
Add: premium	752,000	1,176,000
Less: discount	(16,868,000)	(17,657,000)
Mortgage loans payable, net	$686,954,000	$613,558,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to our mortgage loans payable.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$613,558,000	$495,717,000
Additions:
Borrowings on mortgage loans payable	177,637,000	230,452,000
Amortization of deferred financing costs	995,000	2,060,000
Amortization of discount/premium on mortgage loans payable	365,000	858,000
Deductions:
Scheduled principal payments on mortgage loans payable	(7,539,000)	(6,110,000)
Settlements of mortgage loans payable	(94,449,000)	(102,815,000)
Deferred financing costs	(3,613,000)	(4,816,000)
Ending balance	$686,954,000	$615,346,000
As of September 30, 2018, the principal payments due on our mortgage loans payable for the three months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2018	$2,793,000
2019	11,611,000
2020	82,849,000
2021	37,387,000
2022	61,083,000
Thereafter	516,255,000
$711,978,000
8. Lines of Credit and Term Loans
2016 Corporate Line of Credit
On February 3, 2016, we, through certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, National Association, or KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. Pursuant to the terms of the 2016 Corporate Credit Agreement, we may borrow up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2016 Corporate Line of Credit matures on February 3, 2019, and we have the right to extend the maturity date for one 12-month period during the term of the 2016 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee. On February 3, 2016, we also entered into separate revolving notes, or the 2016 Corporate Revolving Notes, and separate term notes, or the Term Notes, with each of Bank of America, KeyBank and a syndicate of other banks.
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
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Revolving Credit Facility in an amount equal to 0.30% per annum on the actual average daily unused portion of the available commitments if the average daily amount of actual usage is less than 50.0% and in an amount equal to 0.20% per annum on the actual average daily unused portion of the available commitments if the actual average daily usage is greater than 50.0%. Such fee is payable quarterly in arrears. We are also required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Term Loan Facility in an amount equal to: (i) 0.25% per annum multiplied by (ii) the actual daily amount of the unused Term Loan Commitments, as defined in the 2016 Corporate Credit Agreement, as amended, during the period for which payment is made. The unused fee on the 2016 Corporate Term Loan Facility is payable quarterly in arrears.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2018 and December 31, 2017, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $550,000,000. As of September 30, 2018 and December 31, 2017, borrowings outstanding under the 2016 Corporate Line of Credit totaled $523,500,000 and $444,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 4.08% and 3.23% per annum, respectively.
Trilogy PropCo Line of Credit
On December 1, 2015, in connection with the acquisition of Trilogy, our majority-owned subsidiary, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy, or Trilogy PropCo Parent, and certain of its subsidiaries, or the Trilogy PropCo Co-Borrowers, and, together with Trilogy PropCo Parent, the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit.
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
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $250,000,000 as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $159,518,000 and $179,376,000, respectively, and the weighted average interest rate on such borrowings outstanding was 6.16% and 5.39% per annum, respectively.
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
As of September 30, 2018 and December 31, 2017, our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $25,000,000 and $60,000,000, respectively, subject to certain terms and conditions. As of September 30, 2018 and December 31, 2017, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $15,055,000 and $749,000, respectively, and the weighted average interest rate on such borrowings outstanding was 4.89% and 5.84% per annum, respectively.
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
The following table lists the derivative financial instruments held by us as of September 30, 2018 and December 31, 2017:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Swap	$140,000,000	one month LIBOR	0.82%	02/03/19	$746,000	$1,486,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	327,000	661,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	166,000	219,000
	$250,000,000				$1,239,000	$2,366,000
As of September 30, 2018 and December 31, 2017, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2018 and 2017, we recorded $(750,000) and $(59,000), respectively, and for the nine months ended September 30, 2018 and 2017, we recorded $(1,127,000) and $44,000, respectively, as an (increase) decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of September 30, 2018 and December 31, 2017, identified intangible liabilities consisted of below-market leases of $1,192,000 and $1,568,000, respectively, net of accumulated amortization of $1,142,000 and $1,135,000, respectively. Amortization expense of below-market leases for the three months ended September 30, 2018 and 2017 was $107,000 and $146,000, respectively, and for the nine months ended September 30, 2018 and 2017 was $376,000 and $518,000, respectively. Amortization expense of below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 4.6 years and 4.8 years as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, estimated amortization expense of below-market leases for the three months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$106,000
2019	392,000
2020	263,000
2021	146,000
2022	97,000
Thereafter	188,000
$1,192,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of September 30, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. As of September 30, 2018, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$32,435,000	$31,507,000
Additions	535,000	975,000
Reclassification from equity	585,000	585,000
Distributions	(497,000)	(384,000)
Repurchase of redeemable noncontrolling interest	(229,000)	(59,000)
Fair value adjustment to redemption value	437,000	1,341,000
Net income (loss) attributable to redeemable noncontrolling interests	131,000	(613,000)
Ending balance	$33,397,000	$33,352,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2018 and December 31, 2017, no shares of preferred stock were issued and outstanding.
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
Through September 30, 2018, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial offering and 25,257,815 shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering. We also repurchased 11,812,590 shares of our common stock under our share repurchase plan and granted an aggregate of 105,000 shares of our restricted common stock to our independent directors through September 30, 2018. As of September 30, 2018 and December 31, 2017, we had 198,503,045 and 199,343,234 shares of our common stock issued and outstanding, respectively.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance — foreign currency translation adjustments	$(1,971,000)	$(3,029,000)
Net change in current period	(374,000)	977,000
Ending balance — foreign currency translation adjustments	$(2,345,000)	$(2,052,000)
Noncontrolling Interests
As of September 30, 2018 and December 31, 2017, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to a joint venture agreement, or the Trilogy JV Agreement, with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the sole manager of Trilogy REIT Holdings. Prior to October 1, 2018, NHI was the indirect owner of the remaining 30.0% interest in Trilogy REIT Holdings. On October 1, 2018, we entered into an amended and restated joint venture agreement, or the Amended Trilogy JV Agreement, with the other members of Trilogy REIT Holdings. See Note 20, Subsequent Event, for a further discussion. As of September 30, 2018 and December 31, 2017, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Stock compensation expense related to Profit Interests for both the three months ended September 30, 2018 and 2017 was $195,000 and for the nine months ended September 30, 2018 and 2017, was $585,000 and $390,000, respectively.
There were no canceled, expired or exercised Profit Interests during the nine months ended September 30, 2018 and 2017. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management once vested. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of September 30, 2018 and December 31, 2017, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017.
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
Effective October 5, 2016, the Amended and Restated DRIP amended the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated value of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016. In all other material respects, the terms of the Secondary DRIP Offering remain unchanged by the Amended and Restated DRIP.
On October 4, 2017, our board approved and established an updated estimated per share NAV of our common stock of $9.27. Accordingly, commencing with the distribution payment to stockholders paid in the month of November 2017, shares of our common stock issued pursuant to the Amended and Restated DRIP were issued at $9.27 per share. On October 3, 2018, our board approved and established an updated estimated per share NAV of our common stock of $9.37. Accordingly, commencing with the distribution payment to stockholders paid in the month of November 2018, shares of our common stock issued pursuant to the Amended and Restated DRIP were or will be issued at $9.37 per share until such time as our board determines a new estimated per share NAV.
For the three months ended September 30, 2018 and 2017, $14,995,000 and $15,826,000, respectively, in distributions were reinvested that resulted in 1,617,584 and 1,756,466 shares of our common stock, respectively, being issued pursuant to the Secondary DRIP Offering. For the nine months ended September 30, 2018 and 2017, $45,444,000 and $47,453,000, respectively, in distributions were reinvested that resulted in 4,902,237 and 5,266,636 shares of our common stock, respectively, being issued pursuant to the Secondary DRIP Offering.
As of September 30, 2018 and December 31, 2017, a total of $235,125,000 and $189,681,000, respectively, in distributions were reinvested that resulted in 25,257,815 and 20,355,578 shares of our common stock, respectively, being issued pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.

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
On October 4, 2017, our board approved and established an updated estimated per share NAV of our common stock of $9.27. Accordingly, commencing with share repurchase requests submitted during the fourth quarter of 2017, the updated estimated per share NAV of $9.27 served as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than $9.27 per share in our initial offering. On October 3, 2018, our board approved and established an updated estimated per share NAV of our common stock of $9.37. Accordingly, commencing with share repurchase requests submitted during the fourth quarter of 2018, the updated estimated per share NAV of $9.37 served or will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than $9.37 per share in our initial offering, until such time as our board determines a new estimated per share NAV.
For the three months ended September 30, 2018 and 2017, we received share repurchase requests and repurchased 1,994,354 and 1,039,450 shares of our common stock, respectively, for an aggregate of $18,399,000 and $9,317,000, respectively, at an average repurchase price of $9.23 and $8.96 per share, respectively. For the nine months ended September 30, 2018 and 2017, we received share repurchase requests and repurchased 5,764,926 and 2,699,995 shares of our common stock, respectively, for an aggregate of $53,099,000 and $24,022,000, respectively, at an average repurchase price of $9.21 and $8.90 per share, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2018 and December 31, 2017, we received share repurchase requests and repurchased 11,812,590 and 6,047,664 shares of our common stock, respectively, for an aggregate of $108,457,000 and $55,358,000, respectively, at an average repurchase price of $9.18 and $9.15 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering.
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
For the three and nine months ended September 30, 2018, we granted an aggregate of 15,000 and 22,500 shares, respectively, of our restricted common stock, at a weighted average grant date fair value of $9.27 per share, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For the three months ended September 30, 2018 and 2017, we recognized stock compensation expense related to the director grants of $72,000 and $71,000, respectively, and for both the nine months ended September 30, 2018 and 2017, we recognized stock compensation expense related to the director grants of $171,000. Such stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three and nine months ended September 30, 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended September 30, 2018 and 2017, we incurred $6,705,000 and $5,544,000, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $18,357,000 and $17,931,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended September 30, 2018 and 2017, we incurred $1,069,000 and $67,000, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $1,076,000 and $1,700,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.

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
For the three and nine months ended September 30, 2018, we incurred $24,000 and $69,000, respectively, in development fees to our advisor or its affiliates. For the three and nine months ended September 30, 2017, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs, real estate commissions or other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2018 and 2017, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions or real estate-related investments.
For the three and nine months ended September 30, 2018 and 2017, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805 are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended September 30, 2018 and 2017, we incurred $4,873,000 and $4,713,000, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $14,438,000 and $14,054,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2018 and 2017, we incurred $617,000 and $589,000, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $1,811,000 and $1,761,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2018 and 2017, we incurred $36,000 and $102,000, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $764,000 and $222,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2018 and 2017, we incurred $38,000 and $20,000, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $52,000 and $38,000, respectively, in construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.9% and 18.4%, respectively, for the 12 months ended September 30, 2018; therefore, our operating expenses did not exceed the aforementioned limitation.
For the three months ended September 30, 2018 and 2017, our advisor or its affiliates incurred operating expenses on our behalf of $48,000 and $53,000, respectively, and for the nine months ended September 30, 2018 and 2017, incurred $147,000 and $156,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and nine months ended September 30, 2018 and 2017, our advisor and its affiliates were not compensated for any additional services.
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
For the three and nine months ended September 30, 2018, we did not incur any disposition fees to our advisor or its affiliates. For the three months ended September 30, 2017, we disposed of one integrated senior health campus. For the nine months ended September 30, 2017, we disposed of two integrated senior health campuses and one land parcel within our integrated senior health campus segment. Our advisor agreed to waive the disposition fees related to such dispositions during 2017 that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2018 and 2017, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2018 and 2017, we did not pay any such distributions to our advisor.
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
As of September 30, 2018 and 2017, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2018 and December 31, 2017:

Fee	September 30, 2018	December 31, 2017
Asset and property management fees	$1,833,000	$1,783,000
Acquisition fees	79,000	115,000
Construction management fees	38,000	14,000
Lease commissions	34,000	31,000
Operating expenses	10,000	10,000
Development fees	—	104,000
	$1,994,000	$2,057,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$1,239,000	$—	$1,239,000
Contingent consideration receivable	—	—	—	—
Total assets at fair value	$—	$1,239,000	$—	$1,239,000
Liabilities:
Contingent consideration obligations	$—	$—	$3,498,000	$3,498,000
Warrants	—	—	1,078,000	1,078,000
Total liabilities at fair value	$—	$—	$4,576,000	$4,576,000

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
There were no transfers into or out of fair value measurement levels during the nine months ended September 30, 2018 and 2017.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Asset
As of September 30, 2018, we have not recorded any contingent consideration receivables. In connection with our acquisition of Mt. Juliet TN MOB in March 2015, there was a contingent consideration receivable in the range of $0 up to a maximum of $634,000 as of the acquisition date. We would have received payment of contingent consideration in the event that a tenant occupying 6,611 square feet of GLA terminated their lease prior to March 31, 2018, and to the extent there was a shortfall in rent from such tenant. As of March 31, 2018, such tenant was current on all rental payments and the lease expired with no amounts due to us. In addition, we were to receive payment of contingent consideration in the event a replacement tenant was not found as of the expiration of the lease of the above mentioned tenant prior to March 31, 2018. As of March 31, 2018, a replacement tenant was not found and, as such, we received consideration of $45,000 in May 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liabilities
As of September 30, 2018 and December 31, 2017, we have accrued $3,498,000 and $5,107,000, respectively, of contingent consideration obligations in connection with our acquisitions of two senior housing facilities within North Carolina ALF Portfolio in January and June 2015. Such obligations are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and are paid upon various conditions being met, including our tenants achieving certain operating performance metrics. In particular, the amounts will be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. Effective January 2018, the lease agreement was amended to extend the contingent consideration payout period to four years from the original three years for the two facilities with other terms of the amendment remaining consistent with the original lease agreement. There is no minimum required payment, but the total maximum payment is capped at $20,318,000 for the two senior housing facilities and is also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. As of September 30, 2018, we estimate that we will pay the contingent consideration of $3,498,000 for these two facilities within North Carolina ALF Portfolio.
Warrants
As of September 30, 2018 and December 31, 2017, we have recorded $1,078,000 and $1,155,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of September 30, 2018 and December 31, 2017, the carrying value is a reasonable estimate of fair value.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$30,615,000	$30,615,000	$30,713,000	$31,414,000
Debt security investment	$69,198,000	$93,396,000	$67,275,000	$94,202,000
Financial Liabilities:
Mortgage loans payable	$686,954,000	$617,388,000	$613,558,000	$570,918,000
Lines of credit and term loans	$694,807,000	$697,953,000	$617,798,000	$624,102,000
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
The components of income (loss) before taxes for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$3,926,000	$3,875,000	$12,248,000	$(2,318,000)
Foreign	(146,000)	(134,000)	(258,000)	(723,000)
Income (loss) before income taxes	$3,780,000	$3,741,000	$11,990,000	$(3,041,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of income tax benefit for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal deferred	$(1,291,000)	$(1,996,000)	$(3,769,000)	$(5,478,000)
State deferred	(270,000)	(200,000)	(773,000)	(549,000)
State current	4,000	—	4,000	—
Foreign deferred	—	—	—	(61,000)
Foreign current	387,000	90,000	568,000	239,000
Valuation allowances	1,126,000	1,386,000	3,029,000	4,351,000
	$(44,000)	$(720,000)	$(941,000)	$(1,498,000)
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of September 30, 2018 and December 31, 2017, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2018 and December 31, 2017, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at such time. As of September 30, 2018, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2018
Revenues:
Resident fees and services	$235,605,000	$16,279,000	$—	$—	$—	$—	$251,884,000
Real estate revenue	—	—	20,029,000	5,472,000	3,716,000	3,078,000	32,295,000
Total revenues	235,605,000	16,279,000	20,029,000	5,472,000	3,716,000	3,078,000	284,179,000
Expenses:
Property operating expenses	212,519,000	11,146,000	—	—	—	—	223,665,000
Rental expenses	—	—	7,577,000	211,000	391,000	398,000	8,577,000
Segment net operating income	$23,086,000	$5,133,000	$12,452,000	$5,261,000	$3,325,000	$2,680,000	$51,937,000
Expenses:
General and administrative							$6,900,000
Acquisition related expenses							(1,102,000)
Depreciation and amortization							23,816,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(16,538,000)
Loss in fair value of derivative financial instruments							(750,000)
Loss from unconsolidated entity							(1,137,000)
Foreign currency loss							(619,000)
Other income							501,000
Income before income taxes							3,780,000
Income tax benefit							44,000
Net income							$3,824,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2017
Revenues:
Resident fees and services	$214,555,000	$16,213,000	$—	$—	$—	$—	$230,768,000
Real estate revenue	—	—	19,971,000	5,270,000	3,775,000	2,964,000	31,980,000
Total revenues	214,555,000	16,213,000	19,971,000	5,270,000	3,775,000	2,964,000	262,748,000
Expenses:
Property operating expenses	188,224,000	10,823,000	—	—	—	—	199,047,000
Rental expenses	—	—	7,343,000	166,000	415,000	375,000	8,299,000
Segment net operating income	$26,331,000	$5,390,000	$12,628,000	$5,104,000	$3,360,000	$2,589,000	$55,402,000
Expenses:
General and administrative							$9,270,000
Acquisition related expenses							71,000
Depreciation and amortization							27,579,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(14,773,000)
Loss in fair value of derivative financial instruments							(59,000)
Loss on dispositions of real estate investments							(9,000)
Loss from unconsolidated entity							(1,494,000)
Foreign currency gain							1,384,000
Other income							210,000
Income before income taxes							3,741,000
Income tax benefit							720,000
Net income							$4,461,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2018
Revenues:
Resident fees and services	$696,187,000	$48,672,000	$—	$—	$—	$—	$744,859,000
Real estate revenue	—	—	60,316,000	16,265,000	11,183,000	9,711,000	97,475,000
Total revenues	696,187,000	48,672,000	60,316,000	16,265,000	11,183,000	9,711,000	842,334,000
Expenses:
Property operating expenses	626,091,000	33,204,000	—	—	—	—	659,295,000
Rental expenses	—	—	23,255,000	583,000	1,207,000	1,219,000	26,264,000
Segment net operating income	$70,096,000	$15,468,000	$37,061,000	$15,682,000	$9,976,000	$8,492,000	$156,775,000
Expenses:
General and administrative							$19,910,000
Acquisition related expenses							(1,657,000)
Depreciation and amortization							70,190,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(48,369,000)
Loss in fair value of derivative financial instruments							(1,127,000)
Impairment of real estate investments							(2,542,000)
Loss from unconsolidated entity							(3,672,000)
Foreign currency loss							(1,652,000)
Other income							1,020,000
Income before income taxes							11,990,000
Income tax benefit							941,000
Net income							$12,931,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2017
Revenues:
Resident fees and services	$634,252,000	$48,048,000	$—	$—	$—	$—	$682,300,000
Real estate revenue	—	—	58,879,000	15,598,000	11,228,000	9,717,000	95,422,000
Total revenues	634,252,000	48,048,000	58,879,000	15,598,000	11,228,000	9,717,000	777,722,000
Expenses:
Property operating expenses	563,592,000	32,507,000	—	—	—	—	596,099,000
Rental expenses	—	—	22,068,000	501,000	1,204,000	1,152,000	24,925,000
Segment net operating income	$70,660,000	$15,541,000	$36,811,000	$15,097,000	$10,024,000	$8,565,000	$156,698,000
Expenses:
General and administrative							$24,642,000
Acquisition related expenses							532,000
Depreciation and amortization							88,442,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(45,356,000)
Gain in fair value of derivative financial instruments							44,000
Gain on dispositions of real estate investments							3,370,000
Impairment of real estate investments							(4,883,000)
Loss from unconsolidated entity							(3,668,000)
Foreign currency gain							3,697,000
Other income							673,000
Loss before income taxes							(3,041,000)
Income tax benefit							1,498,000
Net loss							$(1,543,000)
Total assets by reportable segment as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Integrated senior health campuses	$1,447,243,000	$1,366,245,000
Medical office buildings	653,967,000	662,959,000
Senior housing — RIDEA	273,893,000	279,388,000
Senior housing	244,497,000	231,559,000
Skilled nursing facilities	128,882,000	129,359,000
Hospitals	119,632,000	123,431,000
Other	4,440,000	7,534,000
	$2,872,554,000	$2,800,475,000
As of both September 30, 2018 and December 31, 2017, goodwill of $75,309,000 was allocated to integrated senior health campuses and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
United States	$282,977,000	$261,551,000	$838,603,000	$774,230,000
International	1,202,000	1,197,000	3,731,000	3,492,000
	$284,179,000	$262,748,000	$842,334,000	$777,722,000
The following is a summary of real estate investments, net by geographic regions as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Real estate investments, net:
United States	$2,160,641,000	$2,110,280,000
International	50,125,000	52,978,000
	$2,210,766,000	$2,163,258,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2018, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana accounted for 35.3% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of September 30, 2018, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 46.3%, 27.8%, 9.9%, 6.5%, 5.6% and 3.9%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of September 30, 2018, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of September 30, 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 for both the three months ended September 30, 2018 and 2017, and $20,000 and $19,000, respectively, for the nine months ended September 30, 2018 and 2017. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2018 and 2017, there were 47,500 and 46,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2018 and 2017, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Event
Amended Trilogy JV Agreement
On October 1, 2018, we entered into the Amended Trilogy JV Agreement as a result of the purchase by an indirect, wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV JV Member, of 6.0% of the total membership interests in Trilogy REIT Holdings from a wholly-owned subsidiary of NHI. Both Griffin-American Healthcare REIT IV, Inc. and us are sponsored by American Healthcare Investors. Therefore, effective October 1, 2018, NHI and GAHR IV JV Member indirectly own a 24.0% and 6.0% membership interest, respectively, in Trilogy REIT Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2017 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 16, 2018. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2018 and December 31, 2017, together with our results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP Offering until April 22, 2015, following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the Secondary DRIP Offering. See Note 13, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion. As of September 30, 2018, a total of $216,614,000 in distributions were reinvested and 23,309,252 shares of our common stock were issued pursuant to the Secondary DRIP Offering.

On October 3, 2018, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.37. We provide the updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 4, 2018 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 26, 2019. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2018, we owned and/or operated 97 properties, comprising 101 buildings, and 111 integrated senior health campuses including completed development projects, or approximately 13,132,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,933,369,000. In addition, as of September 30, 2018, we had invested $90,878,000 in real estate-related investments, net of principal repayments.
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
Because all of its performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in Financial Accounting Standards Board, or FASB, ASC 606-10-50-14(a) and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of September 30, 2018, our properties were 92.5% leased and during the remainder of 2018, 1.4% of the leased GLA is scheduled to expire. For the three months ended September 30, 2018, our senior housing — RIDEA facilities and integrated senior health campuses were 84.5% and 83.8% leased, respectively. For the nine months ended September 30, 2018, our senior housing — RIDEA facilities and integrated senior health campuses were 84.8% and 84.2% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2018, our remaining weighted average lease term was 8.5 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2018 and 2017
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of newly acquired investments as well as the result of any additional real estate and real estate-related investments we may acquire or develop.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2018, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Except where otherwise noted, the changes in our results of operations for 2018 as compared to 2017 are primarily due to the growth in our pharmaceutical and rehabilitation businesses within our integrated senior health campuses segment, as well as the development and expansion of our integrated senior health campuses. As of September 30, 2018 and 2017, we owned and/or operated the following types of properties:

	September 30,
	2018			2017
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	111	$1,493,028,000	(1)	107	$1,417,074,000	(1)
Medical office buildings	64	664,135,000	89.3%	63	659,095,000	92.3%
Senior housing	15	188,391,000	100%	14	173,391,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	212	$2,933,369,000	92.5%	206	$2,837,375,000	94.6%
___________

(1)
For the three and nine months ended September 30, 2018, the leased percentage for the resident units of our integrated senior health campuses was 83.8% and 84.2%, respectively. For both the three and nine months ended September 30, 2017, the leased percentage for the resident units of our integrated senior health campuses was 85.5%.

(2)
For the three and nine months ended September 30, 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 84.5% and 84.8%, respectively. For the three and nine months ended September 30, 2017, the leased percentage for the resident units of our senior housing — RIDEA facilities was 85.5% and 84.7%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three and nine months ended September 30, 2018 and 2017, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three and nine months ended September 30, 2018 and 2017, real estate revenue primarily consisted of base rent and expense recoveries.

Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Resident Fees and Services
Integrated senior health campuses	$235,605,000	$214,555,000	$696,187,000	$634,252,000
Senior housing — RIDEA	16,279,000	16,213,000	48,672,000	48,048,000
Total resident fees and services	251,884,000	230,768,000	744,859,000	682,300,000
Real Estate Revenue
Medical office buildings	20,029,000	19,971,000	60,316,000	58,879,000
Senior housing	5,472,000	5,270,000	16,265,000	15,598,000
Skilled nursing facilities	3,716,000	3,775,000	11,183,000	11,228,000
Hospitals	3,078,000	2,964,000	9,711,000	9,717,000
Total real estate revenue	32,295,000	31,980,000	97,475,000	95,422,000
Total revenues	$284,179,000	$262,748,000	$842,334,000	$777,722,000
Property Operating Expenses and Rental Expenses
For the three months ended September 30, 2018 and 2017, property operating expenses primarily consisted of administration and benefits expense of $196,321,000 and $176,251,000, respectively. For the nine months ended September 30, 2018 and 2017, property operating expenses primarily consisted of administration and benefits expense of $575,730,000 and $520,058,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Property Operating Expenses
Integrated senior health campuses	$212,519,000	90.2%	$188,224,000	87.7%	$626,091,000	89.9%	$563,592,000	88.9%
Senior housing — RIDEA	11,146,000	68.5%	10,823,000	66.8%	33,204,000	68.2%	32,507,000	67.7%
Total property operating expenses	$223,665,000	88.8%	$199,047,000	86.3%	$659,295,000	88.5%	$596,099,000	87.4%

Rental Expenses
Medical office buildings	$7,577,000	37.8%	$7,343,000	36.8%	$23,255,000	38.6%	$22,068,000	37.5%
Hospitals	398,000	12.9%	375,000	12.7%	1,219,000	12.6%	1,152,000	11.9%
Skilled nursing facilities	391,000	10.5%	415,000	11.0%	1,207,000	10.8%	1,204,000	10.7%
Senior housing	211,000	3.9%	166,000	3.1%	583,000	3.6%	501,000	3.2%
Total rental expenses	$8,577,000	26.6%	$8,299,000	26.0%	$26,264,000	26.9%	$24,925,000	26.1%
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

General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset management fees — affiliates	$4,873,000	$4,713,000	$14,438,000	$14,054,000
Professional and legal fees	1,030,000	992,000	1,963,000	2,077,000
Transfer agent services	305,000	306,000	928,000	997,000
Stock compensation expense	195,000	195,000	585,000	390,000
Bank charges	113,000	104,000	331,000	301,000
Franchise taxes	101,000	241,000	348,000	400,000
Directors’ and officers’ liability insurance	78,000	80,000	236,000	241,000
Board of directors fees	72,000	61,000	190,000	182,000
Restricted stock compensation	72,000	71,000	171,000	171,000
Bad debt expense	48,000	2,313,000	331,000	5,220,000
Other	13,000	194,000	389,000	609,000
Total	$6,900,000	$9,270,000	$19,910,000	$24,642,000
The decrease in general and administrative expenses for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to the adoption of ASC Topic 606, such that substantially all amounts previously recorded to bad debt expense are now recorded as reductions of resident fees and services revenue.
Acquisition Related Expenses
For the three and nine months ended September 30, 2018, acquisition related expenses were $(1,102,000) and $(1,657,000), respectively, which primarily related to fair value adjustments to contingent consideration obligations. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration — Liabilities, for a further discussion. For the three and nine months ended September 30, 2017, acquisition related expenses were $71,000 and $532,000, respectively, which primarily related to our one business combination in 2017 as well as additional expenses associated with our prior year property acquisitions accounted for as business combinations.
Depreciation and Amortization
For the three months ended September 30, 2018 and 2017, depreciation and amortization was $23,816,000 and $27,579,000, respectively, which primarily consisted of depreciation on our operating properties of $20,636,000 and $20,611,000, respectively, and amortization of our identified intangible assets of $2,983,000 and $6,841,000, respectively.
For the nine months ended September 30, 2018 and 2017, depreciation and amortization was $70,190,000 and $88,442,000, respectively, which primarily consisted of depreciation on our operating properties of $61,323,000 and $61,453,000, respectively, and amortization of our identified intangible assets of $8,333,000 and $26,599,000, respectively.
The decrease in amortization expense during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily the result of amortization expense of our identified intangible assets recognized during the three and nine months ended September 30, 2017 of $4,354,000 and $19,487,000, respectively, which related to $30,293,000 of in-place leases of our integrated senior health campuses that were fully amortized by January 2018. The amortization expense of such in-place leases was $702,000 for the nine months ended September 30, 2018.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense — mortgage loans payable	$7,186,000	$7,109,000	$21,448,000	$19,450,000
Interest expense — lines of credit and term loans and derivative financial instruments	7,646,000	5,976,000	21,117,000	18,795,000
Amortization of deferred financing costs — lines of credit and term loans	981,000	978,000	3,578,000	2,828,000
Amortization of deferred financing costs — mortgage loans payable	346,000	296,000	995,000	1,120,000
Amortization of debt discount/premium, net	88,000	142,000	365,000	858,000
Loss (gain) in fair value of derivative financial instruments	750,000	59,000	1,127,000	(44,000)
Loss on extinguishment of mortgage loan payable	—	—	—	1,432,000
Interest expense on other liabilities	291,000	272,000	866,000	873,000
Total	$17,288,000	$14,832,000	$49,496,000	$45,312,000
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
Our total capacity to pay operating expenses, interest and distributions, as well as acquire and/or develop real estate and real estate-related investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur. As of September 30, 2018, our cash on hand was $34,925,000 and we had $126,927,000 available on our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months. Our line of credit and term loans with Bank of America, N.A., KeyBank, National Association and a syndicate of other banks, as lenders, mature on February 3, 2019, and we have the right to extend the maturity date for one 12-month period. Such line of credit and term loans had an aggregate borrowing capacity of $550,000,000 as of September 30, 2018, and can be increased up to a total principal amount of $1,000,000,000, subject to the satisfaction of certain conditions.
We estimate that we will require approximately $15,148,000 to pay interest on our outstanding indebtedness in the remainder of 2018, based on interest rates in effect and borrowings outstanding as of September 30, 2018. In addition, we estimate that we will require $2,793,000 to pay principal on our outstanding indebtedness in the remainder of 2018. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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

Based on the budget for the properties we owned as of September 30, 2018, we estimate that our discretionary capital improvement and tenant improvement expenditures will be $31,355,000 for the remaining three months of 2018. As of September 30, 2018, we had $12,720,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash, cash equivalents and restricted cash — beginning of period	$64,143,000	$55,677,000
Net cash provided by operating activities	76,297,000	88,540,000
Net cash used in investing activities	(109,552,000)	(87,341,000)
Net cash provided by financing activities	40,459,000	8,602,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(53,000)	132,000
Cash, cash equivalents and restricted cash — end of period	$71,294,000	$65,610,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2018 and 2017, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See “Results of Operations” above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the nine months ended September 30, 2018, cash flows used in investing activities primarily related to our 2018 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $63,984,000 and capital expenditures of $41,753,000. For the nine months ended September 30, 2017, cash flows used in investing activities primarily related to our 2017 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $102,241,000 and capital expenditures of $25,804,000, partially offset by principal repayments on real estate notes receivable of $26,752,000 and proceeds from real estate dispositions of $15,993,000. In general, cash flows used in investing activities will be affected by a decrease in the pace of acquisitions as compared to prior years and the timing of capital expenditures.
Financing Activities
For the nine months ended September 30, 2018, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable of $177,637,000 and net borrowings under our lines of credit and term loans in the amount of $73,948,000, partially offset by settlements of mortgage loans payable of $94,449,000, share repurchases of $53,027,000 and distributions to our common stockholders of $44,702,000. For the nine months ended September 30, 2017, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $230,452,000, partially offset by the settlement of mortgage loans payable in the amount of $100,775,000, net payments under our lines of credit and term loans in the amount of $56,283,000, distributions to our common stockholders of $41,526,000 and share repurchases of $24,022,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated the primary portion of our initial offering on March 12, 2015. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on December 31, 2018. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP Offering, only from legally available funds.
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
The distributions paid for the nine months ended September 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2018		2017
Distributions paid in cash	$44,702,000		$41,526,000
Distributions reinvested	45,444,000		47,453,000
	$90,146,000		$88,979,000
Sources of distributions:
Cash flows from operations	$76,297,000	84.6%	$88,540,000	99.5%
Proceeds from borrowings	13,849,000	15.4	439,000	0.5
	$90,146,000	100%	$88,979,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds and borrowings. The payment of distributions from our initial offering proceeds and borrowings could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of September 30, 2018, we had an amount payable of $1,956,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 14, Related Party Transactions — Liquidity Stage — Disposition Fees, to our accompanying condensed consolidated financial statements for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2018		2017
Distributions paid in cash	$44,702,000		$41,526,000
Distributions reinvested	45,444,000		47,453,000
	$90,146,000		$88,979,000
Sources of distributions:
FFO attributable to controlling interest	$74,015,000	82.1%	$78,175,000	87.9%
Proceeds from borrowings	16,131,000	17.9	10,804,000	12.1
	$90,146,000	100%	$88,979,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2018, our aggregate borrowings were 41.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 14, 2018 and September 30, 2018, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2018, we had $711,978,000 ($686,954,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2018, we had $698,073,000 outstanding and $126,927,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of November 14, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of September 30, 2018, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.04% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans and fixed interest rate swaps; and (iii) ground and other lease obligations, capital leases and other liabilities as of September 30, 2018:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments — fixed-rate debt	$2,778,000	$34,354,000	$73,241,000	$516,255,000	$626,628,000
Interest payments — fixed-rate debt	5,797,000	45,231,000	42,258,000	297,636,000	390,922,000
Principal payments — variable-rate debt	15,000	743,124,000	40,284,000	—	783,423,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2018)	9,351,000	23,061,000	1,081,000	—	33,493,000
Ground and other lease obligations	4,579,000	37,591,000	39,569,000	189,315,000	271,054,000
Capital leases	1,932,000	11,129,000	4,347,000	277,000	17,685,000
Other liabilities	25,000	1,049,000	—	—	1,074,000
Total	$24,477,000	$895,539,000	$200,780,000	$1,003,483,000	$2,124,279,000
The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $3,498,000, the majority of which we expect to pay during 2019. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the nine months ended September 30, 2018 and 2017, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, gains or losses from the early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated properties and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2018 and 2017. Acquisition fees and expenses are paid in cash by us, and we have not set aside cash on hand to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from additional debt. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from cash on hand.
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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,824,000	$4,461,000	$12,931,000	$(1,543,000)
Add:
Depreciation and amortization — consolidated properties	23,816,000	27,579,000	70,190,000	88,442,000
Depreciation and amortization — unconsolidated properties	270,000	270,000	847,000	795,000
Impairment of real estate investments	—	—	2,542,000	4,883,000
Net (income) loss attributable to redeemable noncontrolling interests and noncontrolling interests	(212,000)	176,000	(1,224,000)	6,051,000
Less:
Loss (gain) on dispositions of real estate investments	—	9,000	—	(3,370,000)
Depreciation, amortization, impairments and (gain) loss on dispositions related to redeemable noncontrolling interests and noncontrolling interests	(3,902,000)	(4,792,000)	(11,271,000)	(17,083,000)
FFO attributable to controlling interest	$23,796,000	$27,703,000	$74,015,000	$78,175,000

Acquisition related expenses(1)	$(1,102,000)	$71,000	$(1,657,000)	$532,000
Amortization of above- and below-market leases(2)	103,000	183,000	390,000	538,000
Amortization of loan and closing costs(3)	64,000	57,000	185,000	164,000
Change in deferred rent(4)	(1,896,000)	(1,110,000)	(4,650,000)	(3,913,000)
Loss on extinguishment of mortgage loan payable(5)	—	—	—	1,432,000
Loss (gain) in fair value of derivative financial instruments(6)	750,000	59,000	1,127,000	(44,000)
Foreign currency loss (gain)(7)	619,000	(1,384,000)	1,652,000	(3,697,000)
Adjustments for unconsolidated properties(8)	402,000	582,000	1,257,000	1,520,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(8)	(146,000)	(495,000)	(966,000)	(1,659,000)
MFFO attributable to controlling interest	$22,590,000	$25,666,000	$71,353,000	$73,048,000
Weighted average common shares outstanding — basic and diluted	199,818,444	198,733,528	200,120,637	197,832,280
Net income (loss) per common share — basic and diluted	$0.02	$0.02	$0.06	$(0.01)
FFO attributable to controlling interest per common share — basic and diluted	$0.12	$0.14	$0.37	$0.40
MFFO attributable to controlling interest per common share — basic and diluted	$0.11	$0.13	$0.36	$0.37
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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to NOI for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,824,000	$4,461,000	$12,931,000	$(1,543,000)
General and administrative	6,900,000	9,270,000	19,910,000	24,642,000
Acquisition related expenses	(1,102,000)	71,000	(1,657,000)	532,000
Depreciation and amortization	23,816,000	27,579,000	70,190,000	88,442,000
Interest expense	17,288,000	14,832,000	49,496,000	45,312,000
Loss (gain) on dispositions of real estate investments	—	9,000	—	(3,370,000)
Impairment of real estate investments	—	—	2,542,000	4,883,000
Loss from unconsolidated entity	1,137,000	1,494,000	3,672,000	3,668,000
Foreign currency loss (gain)	619,000	(1,384,000)	1,652,000	(3,697,000)
Other income	(501,000)	(210,000)	(1,020,000)	(673,000)
Income tax benefit	(44,000)	(720,000)	(941,000)	(1,498,000)
Net operating income	$51,937,000	$55,402,000	$156,775,000	$156,698,000

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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2018, our interest rate swaps are recorded in other assets, net in our accompanying condensed consolidated balance sheets at their aggregate fair value of $1,239,000. We do not enter into derivative transactions for speculative purposes.
As of September 30, 2018, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$28,650,000	$—	$—	$—	$—	$28,650,000	$28,816,000
Weighted average interest rate on maturing fixed-rate notes receivable	—%	6.75%	—%	—%	—%	—%	6.75%	—
Variable-rate notes receivable — principal payments	$1,799,000	$—	$—	$—	$—	$—	$1,799,000	$1,799,000
Weighted average interest rate on maturing variable-rate notes receivable (based on rates in effect as of September 30, 2018)	8.39%	—%	—%	—%	—%	—%	8.39%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,396,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$2,778,000	$11,551,000	$22,803,000	$12,158,000	$61,083,000	$516,255,000	$626,628,000	$530,243,000
Weighted average interest rate on maturing fixed-rate debt	3.71%	3.72%	4.84%	3.67%	4.15%	3.64%	3.73%	—
Variable-rate debt — principal payments	$15,000	$683,078,000	$60,046,000	$40,284,000	$—	$—	$783,423,000	$785,098,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2018)	6.60%	4.57%	5.70%	4.79%	—%	—%	4.66%	—

Real Estate Notes Receivable and Debt Security Investment, Net
As of September 30, 2018, the carrying value of our real estate notes receivable and debt security investment, net was $99,813,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. Conversely, movements in interest rates on our variable-rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security.
The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.88% per annum based on rates in effect as of September 30, 2018. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of September 30, 2018, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable-rate real estate notes receivable.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $711,978,000 ($686,954,000, including discount/premium and deferred financing costs, net) as of September 30, 2018. As of September 30, 2018, we had 57 fixed-rate and five variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.07% per annum and a weighted average effective interest rate of 3.94%. In addition, as of September 30, 2018, we had $698,073,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 4.57% per annum.
As of September 30, 2018, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.04% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of September 30, 2018, we have three fixed-rate interest rate swaps on one of our lines of credit and term loans and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of September 30, 2018, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,690,000, or 4.74% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2018, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $17,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on December 31, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP portion of our initial offering and the Secondary DRIP Offering monthly in arrears, only from legally available funds.
The distributions paid for the nine months ended September 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the Secondary DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2018		2017
Distributions paid in cash	$44,702,000		$41,526,000
Distributions reinvested	45,444,000		47,453,000
	$90,146,000		$88,979,000
Sources of distributions:
Cash flows from operations	$76,297,000	84.6%	$88,540,000	99.5%
Proceeds from borrowings	13,849,000	15.4	439,000	0.5
	$90,146,000	100%	$88,979,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from debt.

Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds and borrowings. The payment of distributions from our initial offering proceeds and borrowings could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of September 30, 2018, we had an amount payable of $1,956,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 14, Related Party Transactions — Liquidity Stage — Disposition Fees, to our accompanying condensed consolidated financial statements for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2018 and 2017, along with the amount of distributions reinvested pursuant the Secondary DRIP Offering and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2018		2017
Distributions paid in cash	$44,702,000		$41,526,000
Distributions reinvested	45,444,000		47,453,000
	$90,146,000		$88,979,000
Sources of distributions:
FFO attributable to controlling interest	$74,015,000	82.1%	$78,175,000	87.9%
Proceeds from borrowings	16,131,000	17.9	10,804,000	12.1
	$90,146,000	100%	$88,979,000	100%
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
On October 3, 2018, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.37. We are providing this updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC. The updated estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee of our board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.

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

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by the board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or

•	the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, reporting requirements.
Further, the estimated updated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 4, 2018.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of November 14, 2018, properties located in Indiana accounted for approximately 35.3% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us, and comprehensive healthcare reform legislation could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately 90.0% of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement based upon a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
In addition, the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments.
Furthermore, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some of our tenants. Also, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repeals the individual mandate portion of the Healthcare Reform Act beginning in 2019. Therefore, our tenants may have more patients that do not have insurance coverage, which may adversely impact the tenants’ collections and revenues. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
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
In addition to the failure to remit payment for the risk corridor payment and the recent suspension of the risk adjustment payments, the federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorneys General filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorneys’ General lawsuit was denied. Subsequently, several insurers filed suit in the U.S. Court of Federal Claims to recover cost-share reduction payments, and in two of the matters, the Court of Federal Claims ruled in favor of the insurers. Nevertheless, because of the government’s refusal to make cost-share reduction payments, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans, or QHPs, to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridors payments. Several insurers have requested a rehearing as to the matters addressed in the Moda case in front of a full panel of appellate judges. At this time, at least two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the Administration or the court system decisions that risk corridor or risk share payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
In 2017, Congressional activities to attempt to repeal the Healthcare Reform Act failed. However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act. First, on January 20, 2017 an Executive Order was signed to “ease the burden of Obamacare.” Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans (AHP), short term limited duration insurance (STLDI) and health reimbursement arrangements (HRA). Some, but not all, of the required regulations have been drafted. If the Healthcare Reform Act is modified through Executive Orders, the healthcare industry will continue to change and new regulations may further modify payment models, jeopardizing our tenants’ ability to remit the rental payments.
On January 11, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS has received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas and New Hampshire have been granted a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver, finding the approval was arbitrary and capricious and the Court referred it back to CMS. In response to CMS’s willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent. In addition, beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.

In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of Medicare Special Needs Plans, or SNPs, which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for the Children’s Health Insurance Program, or CHIP, through 2027; (iii) expansion of Medicare coverage for tele-medicine services; and (iv) expanded testing of certain value-based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants and may reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2018, we issued an aggregate of 15,000 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date.
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
During the three months ended September 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—	(1)
August 1, 2018 to August 31, 2018	—	$—	—	(1)
September 1, 2018 to September 30, 2018	2,000,654	$9.23	2,000,654	(1)
Total	2,000,654	$9.23	2,000,654
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55434) filed October 7, 2016 and incorporated herein by reference)

10.1*
First Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of October 1, 2018, entered into by and among GAHC3 Trilogy JV, LLC, Trilogy Holdings NT-HCI, LLC and GAHC4 Trilogy JV, LLC

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 14, 2018	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2018	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)