Form 10-K
period 2018-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2019-03-21
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On October 3, 2018, the registrant’s board of directors established the most recent estimated per share net asset value of the registrant’s common stock of $9.37 as of June 30, 2018. As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 198,005,088 shares of common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $1,855,308,000, assuming a market value as of that date of $9.37 per share.
As of March 15, 2019, there were 199,067,475 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT III, Inc. definitive proxy statement for the 2019 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
Company
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our initial distribution reinvestment plan, or the Initial DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the Initial DRIP.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering on April 22, 2015. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. We intend to continue to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination of such offering. See Note 13, Equity — Distribution Reinvestment Plan, and Note 23, Subsequent Events — 2019 DRIP Offering, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the 2019 DRIP Offering (as defined below), which will commence immediately following the termination of the 2015 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering and the 2015 DRIP Offering as our DRIP Offerings. As of December 31, 2018, a total of $231,200,000 in distributions were reinvested and 24,871,447 shares of our common stock were issued pursuant to the 2015 DRIP Offering.
On October 3, 2018, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established the most recent estimated per share net asset value, or NAV, of our common stock of $9.37. We provide an updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The most recent estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the United States Securities and Exchange Commission, or the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 4, 2018, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our most recent estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 13, 2019 and expires on February 26, 2020. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
Key Developments during 2018 and 2019

•
On October 3, 2018, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established the most recent estimated per share NAV of our common stock of $9.37, an increase from the previous estimated per share NAV of $9.27 approved by our board on October 4, 2017.

•
During 2018, we expanded our integrated senior health campuses segment by $59,591,000 through the completion of development projects, as well as the acquisition of additional campuses and land parcels for development through our majority-owned subsidiary, Trilogy Investors, LLC.

•
On December 20, 2018, we entered into a Commitment Increase Agreement with Bank of America, N.A., or Bank of America, as administrative agent and the increasing lender, to increase the aggregate maximum principal amount of our revolving line of credit, or the 2016 Corporate Line of Credit, from $550,000,000 to $575,000,000. See Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On January 25, 2019, we terminated the 2016 Corporate Line of Credit as described above and also entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America, KeyBank, National Association, Citizens Bank, National Association, and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $150,000,000, or the 2019 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $480,000,000, or the 2019 Corporate Term Loan Facility, and together with the 2019 Corporate Revolving Credit Facility, the 2019 Corporate Line of Credit. See Note 8, Lines of Credit and Term Loans, and Note 23, Subsequent Events — 2019 Corporate Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we will not commence offering shares pursuant to the 2019 DRIP Offering until the termination of the 2015 DRIP Offering.

•
As of March 21, 2019, we owned and/or operated 97 properties, comprising 101 buildings, and 113 integrated senior health campuses including completed development projects, or approximately 13,332,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,955,984,000. In addition, as of March 21, 2019, we have invested $89,079,000 in real estate-related investments, net of principal repayments.

Our Structure
The following is a summary of our organizational structure as of March 21, 2019:
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
In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which have limited or no relevant operating histories and current income. Our advisor makes this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
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
In addition, we have and may continue to participate in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes.
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
We have obtained, and we intend to continue to obtain, adequate insurance coverage for all real estate investments in which we invest.
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we have leased and may continue to lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may continue to enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.

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
Investing In and Originating Loans
Our criteria for making or investing in loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
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
In evaluating prospective loan investments, our advisor considers factors such as the following:

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
We are not limited as to the amount of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties and we expect to minimize the amount of these types of loans in our portfolio. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We have not established a portfolio turnover policy with respect to loans we invest in or originate.
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
Investing in Securities
We have invested, and may continue to invest, in the following types of securities: (i) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (ii) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (iii) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-United States dollar denominated securities.
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

We anticipate that our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2018, our aggregate borrowings were 42.1% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 21, 2019 and December 31, 2018, our leverage did not exceed 300% of the value of our net assets.
By operating on a leveraged basis, we have more funds available for our investments. This generally enables us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio.
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us and refinances assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
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
Sale or Disposition of Assets
Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives.
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
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.
Development Strategy
On an opportunistic basis, we have developed and may continue to selectively develop real estate assets when market conditions warrant. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing a finished property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
We have engaged and may continue to engage our advisor or its affiliates to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. However, we do not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor or its affiliates assist with planning and coordinating the construction of any tenant improvements or capital improvements, the respective party may be paid a construction management fee of up to 5.0% of the cost of such improvements.
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
Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, we generally reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure our stockholders that we will be able to do so.
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
Significant Tenants
As of December 31, 2018, none of our tenants at our consolidated properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, or NOI, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2018.
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 19, Segment Reporting, and Note 20, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2018, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.
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

Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we added a new reportable business segment at each such time. As of December 31, 2018, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Medical Office Buildings. As of December 31, 2018, we owned 64 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on GLA, approximately 33.3% of our MOBs are located on hospital campuses and 3.1% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 7.1%, 7.5% and 7.4% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Hospitals. As of December 31, 2018, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations, or HMOs), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 1.1%, 1.2% and 1.7% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Skilled Nursing Facilities. As of December 31, 2018, we owned seven skilled nursing facilities, or SNFs. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure. Our skilled nursing facilities segment accounted for approximately 1.3%, 1.4% and 0.9% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Senior Housing. As of December 31, 2018, we owned 15 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. All of our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 1.9%, 2.0% and 1.9% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Senior Housing — RIDEA. As of December 31, 2018, we owned and operated 13 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 5.7%, 6.1% and 6.3% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Integrated Senior Health Campuses. As of December 31, 2018, we owned and/or operated 112 integrated senior health campuses, a majority of which are operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our integrated senior health campuses segment accounted for approximately 82.9%, 81.8% and 81.8% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

For a further discussion of our segment reporting for the years ended December 31, 2018, 2017 and 2016, including geographic information for our operations, see Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
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
On October 3, 2018, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established the most recent estimated per share NAV of our common stock of $9.37. We are providing this estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The most recent estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee of our board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
The most recent estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States of America, or GAAP. Accordingly, with respect to the most recent estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our most recent estimated per share NAV;

•
a stockholder would ultimately realize distributions per share equal to our most recent estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our most recent estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the most recent estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our most recent per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, or ERISA, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA.

Further, the most recent estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the most recent estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 4, 2018.
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
We have used the net proceeds from our initial offering, borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on June 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.

The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$59,974,000		$55,777,000
Distributions reinvested	60,030,000		63,008,000
	$120,004,000		$118,785,000
Sources of distributions:
Cash flows from operations	$106,814,000	89.0%	$118,785,000	100%
Proceeds from borrowings	13,190,000	11.0		—
	$120,004,000	100%	$118,785,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds and borrowings. The payment of distributions from our initial offering proceeds and borrowings could have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of December 31, 2018, we had an amount payable of $1,977,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, and Note 14, Related Party Transactions — Liquidity Stage — Disposition Fees, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$59,974,000		$55,777,000
Distributions reinvested	60,030,000		63,008,000
	$120,004,000		$118,785,000
Sources of distributions:
FFO attributable to controlling interest	$96,958,000	80.8%	$113,464,000	95.5%
Proceeds from borrowings	23,046,000	19.2	5,321,000	4.5
	$120,004,000	100%	$118,785,000	100%
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
American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of Griffin-American Healthcare REIT IV, Inc., may sponsor or co-sponsor additional real estate programs in the future, and provide certain asset management and property management services to certain of Colony Capital’s managed companies.
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 12 other Griffin Capital-sponsored programs, including Griffin-American Healthcare REIT IV, Inc., Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.

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
Our share repurchase plan includes significant restrictions and limitations. Except in the cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are generally limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter generally will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to the DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or qualifying disability of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date.
Furthermore, our board may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase plan and may have to hold their shares for an indefinite period of time.
Our board may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase plan at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase plan at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a quarterly basis, depending upon when during the quarter our board makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase plan includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board to waive such holding requirement in the event of the death or qualifying disability of a stockholder. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The Repurchase Amount, as such term is defined in our share repurchase plan, as amended, is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we will repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase plan to provide them with liquidity. On October 3, 2018, our board approved and established the most recent estimated per share NAV of our common stock of $9.37.
It may be difficult to accurately reflect material events that may impact our estimated per share NAV between valuations and accordingly, we may be repurchasing shares at too high or too low a price.
Our independent valuation firm will calculate estimates of the market value of our real estate investments, and our board will determine the net value of our real estate investments and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board is ultimately responsible for determining the estimated per share NAV. Since our board determines our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board. Any resulting disparity may be to the detriment of a stockholder selling shares pursuant to our share repurchase plan.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor, which has a one-year term that expires on February 26, 2020 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (i) the listing of the shares of our common stock on a national securities exchange; (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our initial offering and any subsequent public offerings, excluding any offerings pursuant to our DRIP Offerings, or that are limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of our offering price from the sale of shares of our common stock was used to pay expenses and fees, the full offering price paid by our stockholders was not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (i) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (ii) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
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
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have in place the 2019 Corporate Credit Agreement; however, we have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.
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
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. In addition, lenders may have recourse to assets other than those specifically securing the repayment of indebtedness. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can develop or acquire and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the development or initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and

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
As of December 31, 2018, Trilogy Management Services, LLC, or TMS, managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or NOI. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors owns a 75% interest and Griffin Capital indirectly owns a 25.0% interest. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Colony Capital and 7.8% owned by Mr. Flaherty. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with Colony Capital and Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry or American Healthcare Investors, Colony Capital and Mr. Flaherty having overlapping interests that could exacerbate potential conflicts or disputes. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.
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
We face system security risks as we depend upon automated processes and the Internet and we could damage our reputation, incur substantial additional costs and become subject to litigation if our systems are penetrated.
We are increasingly dependent upon automated information technology processes and Internet commerce. Moreover, the nature of our business involves the receipt and retention of certain information about our tenants, operators and stockholders. We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate our confidential information, create system disruptions, or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.
The expansion of social media platforms presents new risks and challenges.
The inappropriate use of certain social media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information or the improper dissemination of material non-public information. In addition, negative posts or comments about us on any social networking website could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business and financial condition.
Many states and local jurisdictions are facing severe budgetary problems which may have an adverse impact on our business and financial results.
Many states and jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes or other governmental efforts, including mandating medical insurance for employees, could adversely impact our business and results of operations.
Legislative actions and changes may cause our general and administrative costs and compliance costs to increase.
In order to comply with laws adopted by federal, state or local government or regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care and medical and family leave mandates. In addition, changes in the regulatory environment affecting health care reimbursements, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of relationships among us, our officers, our co-sponsors, our advisor and its affiliates, including the material conflicts discussed below.
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
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its wholly-owned subsidiary Griffin Capital Asset Management Company, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and Colony Capital is the indirect owner of approximately 45.1% of American Healthcare Investors. American Healthcare Investors and Griffin Capital co-sponsor Griffin-American Healthcare REIT IV, Inc. that also invests in healthcare and healthcare-related properties. Griffin Capital currently sponsors other real estate programs, and Colony Capital and its affiliates serve as the advisor and/or sponsor to other programs, including NorthStar Healthcare Income, Inc., or NHI, that invest in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one of our co-sponsors or advised or sponsored by Colony Capital or its affiliates, including NHI, and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and Colony Capital and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and Colony Capital have established general allocation policies to allocate healthcare real estate investment opportunities among such real estate programs, however such general allocation principles may be amended at any time and have not been adopted by our board. Nevertheless, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony Capital or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony Capital or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
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
Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the 2019 DRIP Offering and up to 200,000,000 shares of any class or series of preferred stock that our board may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our incentive plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.
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
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations. As of March 21, 2019 and December 31, 2018, no single tenant accounted for more than 10.0% of our annualized base rent or annualized NOI of our total property portfolio.
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
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
Characterization of our sale-leaseback transactions may be challenged.
We have and may continue to purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 21, 2019, properties located in Indiana accounted for approximately 34.4% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
The decision of the United Kingdom to exit the European Union could materially adversely affect our business, financial condition and results of operations.
The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as “Brexit,” has led to volatility in the financial markets of the United Kingdom, or UK, and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. The formal notification to the European Council required under Article 50 of the Treaty on the European Union was made on March 29, 2017, triggering a two-year period during which the terms of exit are to be negotiated. The longer term economic, legal, political and social framework to be put in place between the UK and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European markets for some time. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations.
As described elsewhere in this report, we translate revenue and expenses denominated in the Great Britain pound into U.S. dollars for our financial statements. Consequently, our assets and liabilities denominated in Great Britain pounds may be subject to increased risks related to these currency rate fluctuations, and during periods of a strengthening U.S. dollar, our reported operating results in the UK are reduced because the Great Britain pound translates into fewer U.S. dollars. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit may also adversely affect commercial real estate fundamentals in the UK and European Union, including greater uncertainty for leasing prospects, which could negatively impact the ability of our UK and European Union-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the UK and Europe.
Under the process for leaving the European Union contemplated in article 50 of the Treaty on the European Union, the UK will remain a member state until a withdrawal agreement is entered into or, failing that, March 29, 2019. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Until the terms and timing of the UK’s exit from the European Union become clearer, it is not possible to determine the impact that the exit and/or any related matters may have on us. The decision of the UK could also have a destabilizing effect if other European Union member states were to consider the option of leaving the European Union. For these reasons, the decision of the UK to leave the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2018, we had $68,085,000 invested in the UK, or 2.3% of our portfolio, based on our aggregate contract purchase price of real estate investments.

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
Our current and future medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions.
Our current and future medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities often will face competition from nearby medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
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
Prior to January 1, 2019, the existing accounting standards for leases required lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represented the tenant’s right to use the property, and the contractual lease obligation were recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transferred ownership of the property to the lessee by the end of the lease term; (ii) the lease contained a bargain purchase option; (iii) the non-cancelable lease term was more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equaled 90.0% or more of the leased property’s fair value. If the terms of the lease did not meet these criteria, the lease was considered an operating lease, and no leased asset or contractual lease obligation was recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changed the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation is recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 and its amendments impact the method in which contractual lease payments are recorded. In order to mitigate the effect of the lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions. On January 1, 2019, we adopted ASU 2016-02 and its amendments. See Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K for a further discussion.
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
We have operations in the Isle of Man and the UK. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Investments in properties or other real estate-related investments outside the United States would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We generate a portion of our revenue in foreign currencies such as the UK Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the United States Dollar. As a result, changes in exchange rates of any such foreign currency to United States Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
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

Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services, or CMS, has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the PQRS group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years after the reporting cycle, such that individuals and groups that do not satisfy the PQRS reporting metrics in 2016 will be impacted by a two percent negative payment adjustment in 2018. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us. CMS is transitioning from PQRS to other quality payment methods.
For 2019, CMS implemented changes to its outpatient prospective payment system, or OPPS, which will result in reduced reimbursement for certain outpatient services furnished by “provider-based” clinicians. The OPPS payment reductions are intended to equalize amounts that the government pays for similar clinical services, regardless of the clinical setting in which they are provided. Healthcare providers and certain provider organizations, including the American Hospital Association, have filed a lawsuit alleging that the payment reductions are ill-advised and unlawful. Additionally, for 2019, CMS reduced the add-on amount that providers may charge for certain medications covered by Medicare Part B from 6% to 3%. These payment adjustments may impact the amount of reimbursement our tenants receive for the medical services they provide.
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
The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. In addition, the health insurance exchange program included risk adjustment payments that allocated payments to insurers that had the most complex patients. Effective July 7, 2018, the federal government suspended $10.4 billion of the risk adjustment payments based upon a court order that the payment methodology was flawed. However, on July 24, 2018, the federal government reissued a previous rule regarding risk adjustment payments, including as part of the reissuance additional explanation regarding the methodology used in determining risk adjustment payments. As part of the reissuance, the federal government resumed its operation of the risk adjustment program. In 2018, the federal government won a lawsuit regarding risk corridor payments, with a federal appellate court finding that the government was not obligated to make the payments. The Court of Appeals for the Federal Circuit, which rendered the 2018 ruling, subsequently refused the insurance companies’ request to rehear the litigation in front of a full judge panel. Several of the insurers involved in the litigation are seeking an appeal in front of the U.S. Supreme Court. Despite reversing its suspension of risk adjustment payments, the federal government is subject to pending litigation regarding the risk adjustment payments, including the government’s appeal of a federal judge’s ruling that the government’s formula for calculating risk adjustment payments is arbitrary and capricious. If the insurance companies do not receive payments, the insurance companies may also cease to participate on the insurance exchange, which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.

The federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorneys General filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorneys’ General lawsuit was denied. Subsequently, several insurers filed suit in the U.S. Court of Federal Claims to recover cost-share reduction payments, and in several of the matters, the Court of Federal Claims ruled in favor of the insurers. Nevertheless, because of the government’s refusal to make cost-share reduction payments, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
Multiple lawsuits have been brought by qualified health plans, or QHPs, to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridors payments. In November of 2018, the Court of Appeals for the Federal Circuit refused Moda’s request for an en banc review in front of a full judge panel. Several insurers have sought review of the decision by the U.S. Supreme Court. At this time, at least two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the court system decisions that risk corridor payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
In 2017, Congressional activities to attempt to repeal the Healthcare Reform Act failed. However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act. First, on January 20, 2017 an Executive Order was signed to “ease the burden of Obamacare.” Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans (AHP), short term limited duration insurance (STLDI) and health reimbursement arrangements (HRA). Some, but not all, of the required regulations have been drafted. Several states have brought a lawsuit challenging regulations that were implemented pursuant to the Executive Order. If the Healthcare Reform Act is modified through Executive Orders, the healthcare industry will continue to change and new regulations may further modify payment models, jeopardizing our tenants’ ability to remit the rental payments.
On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. Thus far, CMS has received proposals from several states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas, New Hampshire, Arizona, Michigan and Wisconsin have been granted a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment, and work requirement waiver requests from other states are currently pending before CMS. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver, finding the approval was arbitrary and capricious and the Court referred it back to CMS. In response to CMS’s willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent. In addition, beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.
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
Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our tenants and operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants and operators at our healthcare facilities, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.
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
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Monetary penalties associated with violations of these laws have been increased in recent years. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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
Operators/managers of healthcare properties that we own, or may acquire, may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators/managers in the healthcare industry.
Certain companies in the healthcare industry, including some key senior housing operators/managers, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we own, or may acquire, could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.
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
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Medicaid Integrity Contractors and Unified Program Integrity Contractor programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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
Interest we pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable-rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
In addition, our variable-rate debt instruments use London Interbank Offering Rate, or LIBOR, as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. Such reforms may cause LIBOR to be replaced entirely or to perform differently than in the past. The consequences of these developments are uncertain, but could include an increase in the cost of our variable-rate debt instruments. If LIBOR is no longer widely available, or otherwise at our option, we may need to renegotiate with our lenders that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential phase-out of LIBOR may have a material adverse effect on the interest rates on our current and future borrowings.
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
We have used and may continue to use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on our loans. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.
In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.
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
The mezzanine loans in which we have invested and may continue to invest involve greater risks of loss than senior loans secured by income-producing real estate.
We have invested and may continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
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
If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status unless the IRS grants us relief under certain statutory provisions. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
If our stockholders participate in our DRIP Offerings, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income as compared to regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. Through taxable years ending in 2025, the Tax Cuts and Jobs Act permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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

We cannot assure our stockholders that our goal to maximize our investment objectives will be realized.
Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
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

Our mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We have invested and may continue to invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.
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
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer Medical Savings Accounts, health savings accounts, Coverdell education savings accounts, and other arrangements that are subject to ERISA or Section 4975 of the Code (referred to generally as “Benefit Plans and IRAs”) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.
If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Code;

•	whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;

•	whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or any similar rule under other applicable laws or regulations;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA;

•
whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Code and the applicable provisions of the Benefit Plan or IRA; and

•	whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Code may require such plan or IRA to withdraw required minimum distributions in the future. Our stock will be highly illiquid, and our share repurchase plan only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2018, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.

Real Estate Investments
As of December 31, 2018, we operated through six reportable business segments comprised of 101 buildings and 112 integrated senior health campuses, or approximately 13,251,000 square feet of GLA, for an aggregate contract purchase price of $2,940,990,000. These properties consisted of: 64 medical office buildings, 15 senior housing facilities, 13 senior housing — RIDEA facilities, seven skilled nursing facilities, two hospitals, as well as 112 owned and/or operated integrated senior health campuses.
The following table presents certain additional information about our properties as of December 31, 2018:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
DeKalb Professional Center	Lithonia, GA	Medical Office	19,000	0.1%	$2,830,000	$248,000	0.1%	81.2%	$16.28
Country Club MOB	Stockbridge, GA	Medical Office	17,000	0.1	2,775,000	92,000	—	33.7%	$16.37
Acworth Medical Complex	Acworth, GA	Medical Office	39,000	0.3	6,525,000	607,000	0.3	82.7%	$18.74
Wichita KS MOB	Wichita, KS	Medical Office	39,000	0.3	8,800,000	707,000	0.3	92.0%	$19.41
Delta Valley ALF Portfolio	Springdale, AR; and Batesville and Cleveland, MS	Senior Housing	127,000	1.0	21,450,000	1,731,000	0.8	100%	$13.59
Lee’s Summit MO MOB	Lee’s Summit, MO	Medical Office	39,000	0.3	6,750,000	1,022,000	0.5	100%	$26.00
Carolina Commons MOB	Indian Land, SC	Medical Office	58,000	0.4	12,000,000	1,401,000	0.6	77.2%	$31.18
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	53,000	0.4	16,150,000	1,192,000	0.5	87.8%	$25.81
Southlake TX Hospital	Southlake, TX	Hospital	142,000	1.1	128,000,000	7,179,000	3.3	100%	$50.41
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	393,000	3.0	68,500,000	7,361,000	3.4	95.6%	$19.58
Premier MOB	Novi, MI	Medical Office	45,000	0.3	12,025,000	977,000	0.5	86.7%	$25.14
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	477,000	3.7	135,000,000	12,720,000	5.8	97.3%	$27.34
King of Prussia PA MOB	King of Prussia, PA	Medical Office	73,000	0.6	18,500,000	1,278,000	0.6	58.1%	$30.13
North Carolina ALF Portfolio	Clemmons, Huntersville, Matthews, Mooresville, Raleigh and Wake Forest, NC	Senior Housing	239,000	1.8	98,856,000	8,259,000	3.8	100%	$34.77
Orange Star Medical Portfolio	Durango, CO; and Friendswood, Keller and Wharton, TX	Medical Office and Hospital	183,000	1.4	57,650,000	4,267,000	2.0	97.5%	$23.99
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	43,000	0.3	14,949,000	1,181,000	0.5	100%	$27.75
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	46,000	0.3	13,000,000	711,000	0.3	66.6%	$23.37
Homewood AL MOB	Homewood, AL	Medical Office	30,000	0.2	7,444,000	125,000	0.1	17.9%	$23.19
Paoli PA Medical Plaza	Paoli, PA	Medical Office	99,000	0.7	24,820,000	2,291,000	1.0	85.0%	$27.16
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	77,000	0.6	18,650,000	1,612,000	0.7	89.6%	$23.52
Marietta GA MOB	Marietta, GA	Medical Office	41,000	0.3	13,050,000	973,000	0.4	100%	$23.83
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	585,000	4.4	75,035,000	4,014,000	1.8	80.6%	$7,726.12
Mount Dora Medical Center	Mount Dora, FL	Medical Office	51,000	0.4	16,300,000	769,000	0.4	55.6%	$26.94

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	282,000	2.1%	$66,000,000	$3,687,000	1.7%	88.9%	$18,853.39
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	260,000	2.0	87,500,000	6,729,000	3.1	90.7%	$21,378.85
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	41,000	0.3	12,712,000	832,000	0.4	88.0%	$22.81
Napa Medical Center	Napa, CA	Medical Office	65,000	0.5	15,700,000	2,046,000	0.9	92.6%	$33.92
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	226,000	1.7	36,000,000	4,699,000	2.1	96.6%	$21.54
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	210,000	1.6	64,000,000	3,910,000	1.8	79.0%	$19,325.15
Crown Senior Care Portfolio(5)	Peel, Isle of Man; and Aberdeen, Felixstowe, Salisbury and St. Albans, UK	Senior Housing	155,000	1.2	68,085,000	4,198,000	1.9	100%	$27.10
Washington DC SNF	Washington, D.C.	Skilled Nursing	134,000	1.0	40,000,000	4,404,000	2.0	100%	$32.94
Trilogy(6)	IN, KY, MI and OH	Integrated Senior Health Campuses	7,614,000	57.6	1,500,649,000	103,416,000	47.1	84.8%	$11,267.38
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	46,000	0.3	8,000,000	658,000	0.3	78.0%	$18.42
Marietta GA MOB II	Marietta, GA	Medical Office	22,000	0.2	5,800,000	448,000	0.2	97.1%	$21.37
Naperville MOB	Naperville, IL	Medical Office	69,000	0.5	17,385,000	1,201,000	0.5	79.8%	$21.79
Lakeview IN Medical Plaza(7)	Indianapolis, IN	Medical Office	163,000	1.2	20,000,000	3,211,000	1.5	92.9%	$21.23
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	125,000	0.9	27,500,000	2,286,000	1.0	96.5%	$19,747.32
Snellville GA MOB	Snellville, GA	Medical Office	42,000	0.3	8,300,000	711,000	0.3	88.4%	$19.26
Lakebrook Medical Center	Westbrook, CT	Medical Office	25,000	0.2	6,150,000	497,000	0.2	85.4%	$23.66
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	43,000	0.3	10,300,000	845,000	0.4	96.4%	$20.22
Joplin MO MOB	Joplin, MO	Medical Office	85,000	0.6	11,600,000	1,295,000	0.6	96.3%	$15.87
Austell GA MOB	Austell, GA	Medical Office	39,000	0.3	12,600,000	818,000	0.4	91.0%	$22.90
Middletown OH MOB	Middletown, OH	Medical Office	103,000	0.8	19,300,000	1,724,000	0.8	82.4%	$20.29
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham, Quincy and Weymouth, MA	Skilled Nursing	424,000	3.2	88,000,000	7,833,000	3.6	100%	$18.47
Voorhees NJ MOB	Voorhees, NJ	Medical Office	48,000	0.4	11,300,000	1,025,000	0.5	75.9%	$28.14
Norwich CT MOB Portfolio	Norwich, CT	Medical Office	56,000	0.4	15,600,000	1,287,000	0.6	100%	$22.88
New London CT MOB	New London, CT	Medical Office	27,000	0.2	4,850,000	436,000	0.2	86.2%	$19.05
Middletown OH MOB II	Middletown, OH	Medical Office	32,000	0.2	4,600,000	447,000	0.2	71.0%	$19.75
Total/weighted average(8)			13,251,000	100%	$2,940,990,000	$219,360,000	100%	92.5%	$24.70
_______

(1)	We own 100% of our properties acquired as of December 31, 2018, with the exception of Trilogy and Lakeview IN Medical Plaza.

(2)
With the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018. Annualized base rent for our senior housing — RIDEA facilities and our integrated senior health campuses is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 6, Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases, except for our senior housing — RIDEA facilities and our integrated senior health campuses where leased percentage represents resident occupancy on the available units of the RIDEA facilities or integrated senior health campuses.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2018, except for our senior housing — RIDEA facilities and our integrated senior health campuses where average annual rent per unit is based on NOI divided by the average occupied units of the senior housing — RIDEA facilities or integrated senior health campuses.

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

(6)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, through our majority-owned subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. NHI owns a minority interest in Trilogy REIT Holdings. Trilogy REIT Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy was approximately 67.6% at the time of acquisition. Our portion of the purchase price for Trilogy was approximately $760,356,000. Since December 1, 2015, we have expanded the Trilogy portfolio by investing in completed development projects and/or expansions and the acquisition of additional campuses, land parcels for development and a pharmaceutical business through our majority-owned subsidiary, Trilogy Investors, LLC. As of December 31, 2018, our effective ownership in Trilogy was approximately 67.7%.

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

For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities and our integrated senior health campuses, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2018:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2019	86	296,000	7.7%	$6,760,000	6.0%
2020	63	224,000	5.8	5,236,000	4.7
2021	56	275,000	7.1	5,909,000	5.3
2022	66	395,000	10.3	9,548,000	8.5
2023	52	274,000	7.1	7,008,000	6.2
2024	25	228,000	5.9	4,873,000	4.3
2025	32	342,000	8.9	9,605,000	8.5
2026	9	53,000	1.4	1,154,000	1.0
2027	14	135,000	3.5	3,654,000	3.2
2028	8	148,000	3.8	5,815,000	5.2
Thereafter	26	1,483,000	38.5	52,976,000	47.1
Total	437	3,853,000	100%	$112,538,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2018.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2018:

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	1	30,000	0.2%	$125,000	0.1%
Arkansas	1	51,000	0.4	642,000	0.3
California	2	65,000	0.5	2,046,000	0.9
Colorado	2	69,000	0.5	2,137,000	1.0
Connecticut	4	107,000	0.8	2,221,000	1.0
District of Columbia	1	134,000	1.0	4,404,000	2.0
Florida	2	62,000	0.5	1,314,000	0.6
Georgia	11	307,000	2.3	5,400,000	2.5
Illinois	6	122,000	0.9	2,280,000	1.0
Indiana	72	4,931,000	37.2	75,719,000	34.5
Kansas	1	40,000	0.3	707,000	0.3
Kentucky	12	906,000	6.8	2,649,000	1.2
Massachusetts	7	525,000	4.0	10,904,000	5.0
Maryland	1	77,000	0.6	1,612,000	0.8
Michigan	14	912,000	6.9	18,496,000	8.4
Mississippi	2	76,000	0.6	1,089,000	0.5
Missouri	3	350,000	2.6	7,016,000	3.2
North Carolina	6	238,000	1.8	8,259,000	3.8
Nebraska	2	282,000	2.1	3,687,000	1.7
New Jersey	3	278,000	2.1	7,270,000	3.3
New York	1	91,000	0.7	2,714,000	1.3
Ohio	27	1,880,000	14.3	18,014,000	8.2
Pennsylvania	8	557,000	4.2	12,584,000	5.7
South Carolina	1	58,000	0.4	1,401,000	0.6
Tennessee	1	46,000	0.3	711,000	0.3
Texas	15	692,000	5.2	17,851,000	8.1
Virginia	1	210,000	1.6	3,910,000	1.8
Total Domestic	207	13,096,000	98.8	215,162,000	98.1
Isle of Man and UK	6	155,000	1.2	4,198,000	1.9
Total	213	13,251,000	100%	$219,360,000	100%
 _______

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018, with the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, which are based on annualized NOI.

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
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our most recent estimated per share NAV was $9.37 calculated as of June 30, 2018, an increase from our previously determined estimated per share NAV of $9.27 calculated as of June 30, 2017 and approved by our board on October 4, 2017. The most recent estimated per share NAV of $9.37 was approved and established by our board on October 3, 2018 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.37 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the most recent estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by our advisor and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on October 4, 2018, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the most recent estimated per share NAV.
Although FINRA rules require subsequent valuations to be performed at least annually, our board may decide to perform them on a quarterly basis. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor do they represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 15, 2019, we had approximately 36,151 stockholders of record.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2014 and ending on June 30, 2019. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
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

The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$59,974,000		$55,777,000
Distributions reinvested	60,030,000		63,008,000
	$120,004,000		$118,785,000
Sources of distributions:
Cash flows from operations	$106,814,000	89.0%	$118,785,000	100%
Proceeds from borrowings	13,190,000	11.0	—	—
	$120,004,000	100%	$118,785,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, are subtracted from cash flows from operations. However, these expenses may be paid from debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds and borrowings. The payment of distributions from our initial offering proceeds and borrowings could have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of December 31, 2018, we had an amount payable of $1,977,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, and Note 14, Related Party Transactions — Liquidity Stage — Dispositions Fees, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering, and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$59,974,000		$55,777,000
Distributions reinvested	60,030,000		63,008,000
	$120,004,000		$118,785,000
Sources of distributions:
FFO attributable to controlling interest	$96,958,000	80.8%	$113,464,000	95.5%
Proceeds from borrowings	23,046,000	19.2	5,321,000	4.5
	$120,004,000	100%	$118,785,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 6, Selected Financial Data.
Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, shares of our restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For a further discussion of our incentive plan, see Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,895,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,895,000
________

(1)
Through December 31, 2018, we granted an aggregate of 45,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, through December 31, 2018, we granted an aggregate of 60,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Prior to October 5, 2016, the fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire a share of our common stock in our initial offering; effective October 5, 2016, the fair value of each share at the date of grant was estimated at the most recent estimated per share NAV approved and established by our board; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan, and will be repurchased at a price between 92.5% and 100% of each stockholder’s “Repurchase Amount,” as defined in our share repurchase plan, depending on the period of time their shares have been held. The numbers of shares that we will repurchase is generally limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to the DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or qualifying disability of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date.
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
During the three months ended December 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	(1)
November 1, 2018 to November 30, 2018	4,583	$9.26	4,583	(1)
December 1, 2018 to December 31, 2018	2,503,280	$9.36	2,503,280	(1)
Total	2,507,863	$9.36	2,507,863
___________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death or a qualifying disability of a stockholder will not be subject to this cap.

Item 6. Selected Financial Data.
The following table sets forth selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. This table should be read with Part I, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period.

The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15, Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$2,889,092,000	$2,800,475,000	$2,794,518,000	$2,525,019,000	$831,467,000
Mortgage loans payable, net	$688,262,000	$613,558,000	$495,717,000	$295,270,000	$16,742,000
Lines of credit and term loans	$738,048,000	$624,125,000	$649,317,000	$350,000,000	$—
Stockholders’ equity	$1,060,507,000	$1,187,850,000	$1,262,790,000	$1,492,113,000	$805,534,000

	Years Ended December 31,
	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Total revenues	$1,135,260,000	$1,054,292,000	$989,571,000	$160,476,000	$3,481,000
Net income (loss)	$14,537,000	$5,350,000	$(203,896,000)	$(115,041,000)	$(8,598,000)
Net income (loss) attributable to controlling interest	$13,297,000	$11,222,000	$(146,034,000)	$(101,333,000)	$(8,598,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted(1)	$0.07	$0.06	$(0.75)	$(0.55)	$(0.66)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$106,814,000	$128,103,000	$114,357,000	$(22,987,000)	$(6,329,000)
Net cash used in investing activities	$(135,772,000)	$(124,551,000)	$(352,687,000)	$(1,591,056,000)	$(265,470,000)
Net cash provided by financing activities	$37,597,000	$4,765,000	$226,656,000	$1,176,599,000	$776,736,000
OTHER DATA:
Distributions declared	$120,001,000	$118,968,000	$116,549,000	$109,957,000	$7,827,000
Distributions declared per share	$0.60	$0.60	$0.60	$0.60	$0.38
FFO attributable to controlling interest(2)	$96,958,000	$113,464,000	$62,915,000	$(30,815,000)	$(7,088,000)
MFFO attributable to controlling interest(2)	$94,677,000	$102,272,000	$96,528,000	$37,241,000	$985,000
Net operating income(3)	$211,366,000	$214,778,000	$195,038,000	$60,146,000	$2,582,000
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, gains or losses from the early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, fair value adjustment to investments in unconsolidated entities and the adjustments of such items related to unconsolidated entities and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. We view fair value adjustments of derivatives and gains and losses from dispositions of assets as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$14,537,000	$5,350,000	$(203,896,000)	$(115,041,000)	$(8,598,000)
Add:
Depreciation and amortization — consolidated properties	95,678,000	113,226,000	271,307,000	75,714,000	1,510,000
Depreciation and amortization — unconsolidated entities	1,085,000	1,075,000	1,061,000	75,000	—
Impairment of real estate investments	2,542,000	14,070,000	—	—	—
Net (income) loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,240,000)	5,872,000	57,862,000	13,708,000	—
Less:
Gain on dispositions of real estate investments	—	(3,370,000)	—	—	—
Depreciation, amortization, impairments and gain on dispositions related to redeemable noncontrolling interests and noncontrolling interests	(15,644,000)	(22,759,000)	(63,419,000)	(5,271,000)	—
FFO attributable to controlling interest	$96,958,000	$113,464,000	$62,915,000	$(30,815,000)	$(7,088,000)

Acquisition related expenses(a)	$(2,913,000)	$(3,833,000)	$28,589,000	$74,170,000	$8,199,000
Amortization of above- and below-market leases(b)	450,000	710,000	929,000	882,000	114,000
Amortization of loan and closing costs(c)	251,000	223,000	754,000	669,000	—
Change in deferred rent(d)	(4,841,000)	(5,289,000)	(10,733,000)	(2,816,000)	(240,000)
Loss on extinguishment of mortgage loan payable(e)	—	1,432,000	—	—	—
Loss (gain) in fair value of derivative financial instruments(f)	1,949,000	(383,000)	(1,968,000)	—	—
Foreign currency loss (gain)(g)	2,690,000	(4,045,000)	8,755,000	3,199,000	—
Fair value adjustment to investments in unconsolidated entities(h)	—	—	9,101,000	—	—
Adjustments for unconsolidated entities(i)	1,645,000	1,981,000	2,140,000	—	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(i)	(1,512,000)	(1,988,000)	(3,954,000)	(8,048,000)	—
MFFO attributable to controlling interest	$94,677,000	$102,272,000	$96,528,000	$37,241,000	$985,000
Weighted average common shares outstanding — basic and diluted	199,953,936	198,234,677	194,199,931	183,234,601	13,052,785
Net income (loss) per common share — basic and diluted	$0.07	$0.03	$(1.05)	$(0.63)	$(0.66)
FFO attributable to controlling interest per common share — basic and diluted	$0.48	$0.57	$0.32	$(0.17)	$(0.54)
MFFO attributable to controlling interest per common share — basic and diluted	$0.47	$0.52	$0.50	$0.20	$0.08
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

(i)
Includes all adjustments to eliminate the unconsolidated entities’ share or redeemable noncontrolling interests and noncontrolling interests’ share, as applicable, of the adjustments described in notes (a) – (h) above to convert our FFO to MFFO.

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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$14,537,000	$5,350,000	$(203,896,000)	$(115,041,000)	$(8,598,000)
General and administrative	28,770,000	32,587,000	28,951,000	16,544,000	1,238,000
Acquisition related expenses	(2,913,000)	(3,833,000)	28,589,000	74,170,000	8,199,000
Depreciation and amortization	95,678,000	113,226,000	271,307,000	75,714,000	1,510,000
Interest expense	68,230,000	60,489,000	43,697,000	5,619,000	258,000
Gain on dispositions of real estate investments	—	(3,370,000)	—	—	—
Impairment of real estate investments	2,542,000	14,070,000	—	—	—
Loss from unconsolidated entities	3,877,000	5,048,000	18,377,000	590,000	—
Foreign currency loss (gain)	2,690,000	(4,045,000)	8,755,000	3,199,000	—
Other income	(1,248,000)	(1,517,000)	(1,085,000)	(839,000)	(25,000)
Income tax (benefit) expense	(797,000)	(3,227,000)	343,000	190,000	—
Net operating income	$211,366,000	$214,778,000	$195,038,000	$60,146,000	$2,582,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2018 and 2017, together with our results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016.
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
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013, and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our initial distribution reinvestment plan, or the Initial DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the Initial DRIP.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering on April 22, 2015. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. We intend to continue to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination of such offering. See Note 13, Equity — Distribution Reinvestment Plan, and Note 23, Subsequent Events — 2019 DRIP Offering, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the 2019 DRIP Offering, which will commence immediately following the termination of the 2015 DRIP Offering. As of December 31, 2018, a total of $231,200,000 in distributions were reinvested and 24,871,447 shares of our common stock were issued pursuant to the 2015 DRIP Offering.

On October 3, 2018, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established the most recent estimated per share net asset value, or NAV, of our common stock of $9.37. We provide an updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The most recent estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 4, 2018 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our most recent estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 13, 2019 and expires on February 26, 2020. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2018, we owned and/or operated 97 properties, comprising 101 buildings, and 112 integrated senior health campuses including completed development projects, or approximately 13,251,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,940,990,000. In addition, as of December 31, 2018, we had invested $89,079,000 in real estate-related investments, net of principal repayments.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant and resident receivables, allowance for uncollectible accounts, accounting for property acquisitions, depreciation of and capitalization of expenditures on our real estate investments, impairment of long-lived assets, goodwill and intangibles, properties held for sale and qualification as a REIT for income tax purposes. These estimates may require complex judgment in their application and are evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. A discussion of our critical accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies during 2018 other than those resulting from new accounting standards.
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Acquisitions and Dispositions in 2018, 2017 and 2016
For a discussion of our acquisitions and dispositions of investments in 2018, 2017 and 2016, see Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Negative trends in one or more of these factors could adversely affect our revenues in future periods.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of December 31, 2018, our properties were 92.5% leased and during 2019, 7.7% of the leased GLA is scheduled to expire. Our leasing strategy on such properties focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2018, our remaining weighted average lease term was 8.3 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our senior housing — RIDEA facilities and integrated senior health campuses were 84.9% and 84.8% leased, respectively, for the 12 months ended December 31, 2018. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2018, 2017 and 2016
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing development of properties, as well as the result of any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2018, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

Except where otherwise noted, the changes in our results of operations for 2018 as compared to 2017 and 2016 are primarily due to the development and expansion of our portfolio of integrated senior health campuses, as well as the growth in our pharmaceutical and rehabilitation businesses within our integrated senior health campuses segment. As of December 31, 2018, 2017 and 2016, we owned and/or operated the following types of properties:

	December 31,
	2018			2017			2016
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	112	$1,500,649,000	(1)	107	$1,441,058,000	(1)	104	$1,367,430,000	(1)
Medical office buildings	64	664,135,000	89.3%	64	663,835,000	92.0%	62	654,245,000	92.1%
Senior housing	15	188,391,000	100%	14	173,391,000	100%	13	158,391,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	213	$2,940,990,000	92.5%	207	$2,866,099,000	94.3%	201	$2,767,881,000	94.4%
___________

(1)	The leased percentage for the resident units of our integrated senior health campuses was 84.8%, 85.3% and 87.3% for the 12 months ended December 31, 2018, 2017 and 2016, respectively.

(2)	The leased percentage for the resident units of our senior housing — RIDEA facilities was 84.9%, 85.0% and 86.1% for the 12 months ended December 31, 2018, 2017 and 2016, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the years ended December 31, 2018, 2017 and 2016, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. Upon our adoption of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, on January 1, 2018, revenues from resident fees and services for 2018 were reduced by $7,227,000, which substantially all of such amount was previously recorded to bad debt expense within general and administrative.
For the years ended December 31, 2018, 2017 and 2016, real estate revenue primarily consisted of base rent and expense recoveries.
Revenues by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2018	2017	2016
Resident Fees and Services
Integrated senior health campuses	$940,616,000	$863,029,000	$810,034,000
Senior housing — RIDEA	65,075,000	64,192,000	62,371,000
Total resident fees and services	1,005,691,000	927,221,000	872,405,000
Real Estate Revenue
Medical office buildings	80,078,000	78,584,000	73,252,000
Senior housing	21,913,000	20,898,000	18,517,000
Skilled nursing facilities	14,887,000	14,884,000	8,686,000
Hospitals	12,691,000	12,705,000	16,711,000
Total real estate revenue	129,569,000	127,071,000	117,166,000
Total revenues	$1,135,260,000	$1,054,292,000	$989,571,000

Property Operating Expenses and Rental Expenses
For the years ended December 31, 2018, 2017 and 2016, property operating expenses primarily consisted of administration and benefits expense of $775,804,000, $705,072,000 and $661,736,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2018		2017		2016
Property Operating Expenses
Integrated senior health campuses	$844,279,000	89.8%	$763,306,000	88.4%	$722,793,000	89.2%
Senior housing — RIDEA	44,792,000	68.8%	43,133,000	67.2%	42,346,000	67.9%
Total property operating expenses	$889,071,000	88.4%	$806,439,000	87.0%	$765,139,000	87.7%

Rental Expenses
Medical office buildings	$30,514,000	38.1%	$29,344,000	37.3%	$26,863,000	36.7%
Skilled nursing facilities	1,816,000	12.2%	1,608,000	10.8%	758,000	8.7%
Hospitals	1,656,000	13.0%	1,453,000	11.4%	1,235,000	7.4%
Senior housing	837,000	3.8%	670,000	3.2%	538,000	2.9%
Total rental expenses	$34,823,000	26.9%	$33,075,000	26.0%	$29,394,000	25.1%
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
General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2018	2017	2016
Asset management fees — affiliates	$19,373,000	$18,793,000	$16,949,000
Stock compensation expense	3,026,000	986,000	1,620,000
Professional and legal fees	2,578,000	2,559,000	3,019,000
Transfer agent services	1,239,000	1,310,000	1,579,000
Bad debt expense	490,000	6,674,000	4,105,000
Bank charges	374,000	416,000	352,000
Franchise taxes	354,000	414,000	270,000
Directors’ and officers’ liability insurance	315,000	321,000	311,000
Board of directors fees	262,000	247,000	234,000
Restricted stock compensation	215,000	216,000	196,000
Other	544,000	651,000	316,000
Total	$28,770,000	$32,587,000	$28,951,000
The decrease in general and administrative in 2018 compared to 2017 and 2016 was primarily due to the adoption of ASC Topic 606 on January 1, 2018, such that substantially all amounts previously recorded to bad debt expense are now recorded as reductions of resident fees and services revenue. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a discussion of our adoption of ASC Topic 606. Such decrease in general and administrative in 2018 as compared to 2017 and 2016 was partially offset by the increase in stock compensation expense due to fair value adjustments to performance-based profit interest units in Trilogy Investors, LLC, or Trilogy. See Note 13, Equity — Noncontrolling Interests, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the profit interest units in Trilogy.

Acquisition Related Expenses
For the year ended December 31, 2018, we recorded negative acquisition related expenses of $(2,913,000), which primarily related to $(2,843,000) of fair value adjustments to contingent consideration obligations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our contingent consideration obligations. For the year ended December 31, 2018, we also completed $65,901,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $3,044,000 associated with such property acquisitions were capitalized in accordance with Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01.
For the year ended December 31, 2017, we recorded negative acquisition related expenses of $(3,833,000), which primarily related to $(3,885,000) of fair value adjustments to contingent consideration obligations. For the year ended December 31, 2017, we also completed $113,584,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $3,050,000 associated with such property acquisitions were capitalized in accordance with ASU 2017-01.
For the year ended December 31, 2016, acquisition related expenses were $28,589,000, which were related primarily to expenses associated with our completion of $498,656,000 in property acquisitions that we accounted for as business combinations during 2016 in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, including acquisition fees of $9,591,000 incurred to our advisor. See Note 2, Summary of Significant Accounting Policies — Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of ASU 2017-01 and ASC Topic 805.
Depreciation and Amortization
For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization was $95,678,000, $113,226,000 and $271,307,000, respectively, which primarily consisted of depreciation on our operating properties of $83,309,000, $81,743,000 and $68,708,000, respectively, and amortization on our identified intangible assets of $11,628,000, $31,033,000 and $201,427,000, respectively.
The decrease in amortization expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily the result of amortization expense on our identified intangible assets recognized during the year ended December 31, 2017 of $21,702,000, which related to $33,084,000 of in-place leases of our integrated senior health campuses and senior housing — RIDEA properties that were fully amortized by January 2018. The decrease in amortization expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily the result of amortization expense on our identified intangible assets recognized during the year ended December 31, 2016 of $181,350,000, which related to $211,317,000 of in-place leases of our integrated senior health campuses and senior housing — RIDEA properties that were fully amortized during 2016 and therefore no expense was incurred during 2017.
Interest Expense
For the years ended December 31, 2018, 2017 and 2016, interest expense, including gain or loss in fair value of derivative financial instruments consisted of the following for the periods then ended:

	Years Ended December 31,
	2018	2017	2016
Interest expense — mortgage loans payable	$29,183,000	$26,632,000	$19,638,000
Interest expense — lines of credit and term loans and derivative financial instruments	29,508,000	24,839,000	21,578,000
Amortization of deferred financing costs — lines of credit and term loans	4,637,000	4,331,000	3,456,000
Amortization of deferred financing costs — mortgage loans payable	1,269,000	1,446,000	1,065,000
Loss (gain) in fair value of derivative financial instruments	1,949,000	(383,000)	(1,968,000)
Interest expense on other liabilities	1,147,000	1,194,000	—
Amortization of debt discount/premium, net	537,000	998,000	(72,000)
Loss on extinguishment of mortgage loan payable	—	1,432,000	—
Total	$68,230,000	$60,489,000	$43,697,000
The increase in interest expense in 2018 as compared to 2017 and 2016 was primarily related to the increase in debt balances and higher weighted average interest rates on our lines of credit and term loans. In addition, the increase in loss on fair value of derivative financial instruments is attributable to such instruments approaching maturity on February 3, 2019.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for our payment of operating expenses, capital improvement expenditures, interest on our current and future indebtedness, distributions to our stockholders and repurchases of our common stock and development of real estate investments.
Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur. As of December 31, 2018, our cash on hand was $35,132,000 and we had $111,952,000 available on our lines of credit and term loans. On January 25, 2019, we terminated our existing line of credit and term loans that had an aggregate maximum borrowing capacity of $575,000,000 as of December 31, 2018 with Bank of America, N.A., or Bank of America, and KeyBank, National Association, or KeyBank, and a syndicate of other banks, as lenders, and entered into a new credit agreement with Bank of America, KeyBank, Citizens Bank, National Association, and a syndicate of other banks, as lenders, which increased our aggregate borrowing capacity to $630,000,000. Such line of credit and term loans can be increased up to a total principal amount of $1,000,000,000, subject to the satisfaction of certain conditions. See Note 8, Lines of Credit and Term Loans, and Note 23, Subsequent Events — 2019 Corporate Line of Credit, to our accompanying consolidated financial statements that are part of this Annual Report on Form 10-K, for a further discussion of our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $44,496,000 to pay interest on our outstanding indebtedness in 2019, based on interest rates in effect and borrowings outstanding as of December 31, 2018. In addition, we estimate that we will require $736,420,000 to pay principal on our outstanding indebtedness in 2019. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the budget for the properties we owned as of December 31, 2018, we estimate that our discretionary capital improvement and tenant improvement expenditures will require up to $117,197,000 within the next 12 months. As of December 31, 2018, we had $13,499,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions and share repurchases or the timing of the collection of receivables, we may seek to obtain capital to pay distributions and share repurchases by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. We may also pay distributions and share repurchases from cash from capital transactions, including without limitation, the sale of one or more of our properties.
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
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2018	2017	2016
Cash, cash equivalents and restricted cash — beginning of period	$64,143,000	$55,677,000	$67,491,000
Net cash provided by operating activities	106,814,000	128,103,000	114,357,000
Net cash used in investing activities	(135,772,000)	(124,551,000)	(352,687,000)
Net cash provided by financing activities	37,597,000	4,765,000	226,656,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(77,000)	149,000	(140,000)
Cash, cash equivalents and restricted cash — end of period	$72,705,000	$64,143,000	$55,677,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2018, 2017 and 2016, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See “Results of Operations” above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the year ended December 31, 2018, cash flows used in investing activities primarily related to our 2018 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $67,285,000 and capital expenditures of $66,907,000. For the year ended December 31, 2017, cash flows used in investing activities primarily related to our 2017 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $123,088,000 and capital expenditures of $43,553,000, partially offset by principal repayments on real estate notes receivable of $29,478,000 and proceeds from our 2017 real estate dispositions of $15,993,000. For the year ended December 31, 2016, cash flows used in investing activities primarily related to our 2016 property acquisitions in the amount of $299,448,000 and capital expenditures of $45,985,000. In general, cash flows used in investing activities will be affected by a decrease in the number of acquisitions we make in future years as compared to prior years and the timing of capital expenditures.
Financing Activities
For the year ended December 31, 2018, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $181,594,000 and net borrowings under our lines of credit and term loans in the amount of $113,923,000, partially offset by the pay-off of mortgage loans payable in the amount of $94,449,000, share repurchases of $76,577,000 and distributions to our common stockholders of $59,974,000. For the year ended December 31, 2017, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $230,611,000, partially offset by the pay-off of mortgage loans payable in the amount of $100,775,000, net payments on our lines of credit and term loans in the amount of $25,192,000, distributions to our common stockholders of $55,777,000 and share repurchases of $30,656,000. For the year ended December 31, 2016, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $299,317,000, partially offset by distributions to our common stockholders of $51,681,000 and share repurchases of $20,941,000. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.

Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018		2017		2016
Ordinary income	$33,141,000	27.6%	$40,475,000	34.1%	$28,135,000	24.2%
Capital gain	—	—	—	—	—	—
Return of capital	86,833,000	72.4	78,285,000	65.9	88,140,000	75.8
	$119,974,000	100%	$118,760,000	100%	$116,275,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2018, our aggregate borrowings were 42.1% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 21, 2019 and December 31, 2018, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2018, we had $713,030,000 ($688,262,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2018, we had $738,048,000 outstanding and $111,952,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of March 21, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of December 31, 2018, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.27% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans and fixed interest rate swaps and interest rate cap; (iii) ground and other lease obligations; and (iv) financing, capital lease and other obligations as of December 31, 2018:

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments — fixed-rate debt	$11,482,000	$34,962,000	$89,184,000	$488,988,000	$624,616,000
Interest payments — fixed-rate debt	23,176,000	43,754,000	38,701,000	280,432,000	386,063,000
Principal payments — variable-rate debt	724,938,000	101,524,000	—	—	826,462,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2018)	21,320,000	5,435,000	—	—	26,755,000
Ground and other lease obligations	22,194,000	45,730,000	46,856,000	177,927,000	292,707,000
Financing, capital lease and other obligations	8,628,000	17,888,000	2,007,000	—	28,523,000
Total	$811,738,000	$249,293,000	$176,748,000	$947,347,000	$2,185,126,000
The table above does not reflect any payment expected under our contingent consideration obligation in the estimated amount of $681,000, which we expect to pay in 2019. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration Liabilities, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the years ended December 31, 2018, 2017, and 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2018 and 2017. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We may also be exposed to the effects of changes in interest rates as a result of our investments in real estate notes receivable. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2018, our interest rate cap and interest rate swaps are recorded in other assets, net in our accompanying consolidated balance sheets at their aggregate fair value of $48,000 and $369,000, respectively. We do not enter into derivative transactions for speculative purposes.

The table below presents, as of December 31, 2018, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$28,650,000	$—	$—	$—	$—	$—	$28,650,000	$28,782,000
Weighted average interest rate on maturing fixed-rate notes receivable	6.75%	—%	—%	—%	—%	—%	6.75%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,116,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$11,482,000	$22,803,000	$12,159,000	$61,083,000	$28,101,000	$488,988,000	$624,616,000	$529,417,000
Weighted average interest rate on maturing fixed-rate debt	3.72%	4.84%	3.67%	4.15%	4.15%	3.61%	3.74%	—
Variable-rate debt — principal payments	$724,938,000	$60,008,000	$41,516,000	$—	$—	$—	$826,462,000	$827,451,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2018)	5.05%	5.95%	4.93%	—%	—%	—%	5.16%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of December 31, 2018, the carrying value of our real estate notes receivable and debt security investment, net was $98,655,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security. The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.83% per annum based on rates in effect as of December 31, 2018.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $713,030,000 ($688,262,000, including discount/premium and deferred financing costs, net) as of December 31, 2018. As of December 31, 2018, we had 57 fixed-rate and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.46% per annum and a weighted average effective interest rate of 3.98%. In addition, as of December 31, 2018, we had $738,048,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 5.05% per annum.
As of December 31, 2018, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.27% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of December 31, 2018, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on one of our lines of credit and term loans for an aggregate notional amount of $270,000,000, and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of December 31, 2018, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,893,000, or 4.93% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the year ended December 31, 2018, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $19,000 for the same period.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 19, 2019, we adopted Amendment No. 1 to Second Amended and Restated Share Repurchase Plan, or the Amendment. The Amendment, which will take effect with respect to share repurchase requests submitted for repurchase during the second quarter 2019, limits the number of shares that we will repurchase during any fiscal quarter to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to the DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or qualifying disability of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. The Amendment also provides that in cases where we cannot purchase all shares presented for repurchase in any calendar quarter, based upon insufficient cash available and/or the limit on the number of shares we may repurchase during any calendar year or fiscal quarter, we may give priority to requests for repurchases where pro rata repurchases would result in a stockholder owning less than $2,500 of shares, which requests may be redeemed in full, rather than on a pro rata basis.
In all other material respects, the terms of our share repurchase plan remain unchanged by the Amendment.
The foregoing description of the amendments to our share repurchase plan reflected in the Amendment is qualified in its entirety by reference to Amendment No. 1 to Second Amended and Restated Share Repurchase Plan attached as Exhibit 10.13 to this report and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2018 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	156
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	167
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin American Healthcare REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 21, 2019
We have served as the Company’s auditor since 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Real estate investments, net	$2,222,681,000	$2,163,258,000
Real estate notes receivable and debt security investment, net	98,655,000	97,988,000
Cash and cash equivalents	35,132,000	33,656,000
Accounts and other receivables, net	122,918,000	117,188,000
Restricted cash	37,573,000	30,487,000
Real estate deposits	3,077,000	3,261,000
Identified intangible assets, net	179,521,000	180,308,000
Goodwill	75,309,000	75,309,000
Other assets, net	114,226,000	99,020,000
Total assets	$2,889,092,000	$2,800,475,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$688,262,000	$613,558,000
Lines of credit and term loans(1)	738,048,000	624,125,000
Accounts payable and accrued liabilities(1)	139,383,000	124,503,000
Accounts payable due to affiliates(1)	2,103,000	2,057,000
Identified intangible liabilities, net	1,051,000	1,568,000
Financing and capital lease obligations(1)	25,947,000	16,193,000
Security deposits, prepaid rent and other liabilities(1)	37,418,000	39,461,000
Total liabilities	1,632,212,000	1,421,465,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	38,245,000	32,435,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 197,557,377 and 199,343,234 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,975,000	1,993,000
Additional paid-in capital	1,765,840,000	1,785,872,000
Accumulated deficit	(704,748,000)	(598,044,000)
Accumulated other comprehensive loss	(2,560,000)	(1,971,000)
Total stockholders’ equity	1,060,507,000	1,187,850,000
Noncontrolling interests (Note 13)	158,128,000	158,725,000
Total equity	1,218,635,000	1,346,575,000
Total liabilities, redeemable noncontrolling interests and equity	$2,889,092,000	$2,800,475,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2018 and 2017

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of December 31, 2018 and 2017 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $548,500,000 and $444,000,000 as of December 31, 2018 and 2017, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Revenues:
Resident fees and services	$1,005,691,000	$927,221,000	$872,405,000
Real estate revenue	129,569,000	127,071,000	117,166,000
Total revenues	1,135,260,000	1,054,292,000	989,571,000
Expenses:
Property operating expenses	889,071,000	806,439,000	765,139,000
Rental expenses	34,823,000	33,075,000	29,394,000
General and administrative	28,770,000	32,587,000	28,951,000
Acquisition related expenses	(2,913,000)	(3,833,000)	28,589,000
Depreciation and amortization	95,678,000	113,226,000	271,307,000
Total expenses	1,045,429,000	981,494,000	1,123,380,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(66,281,000)	(60,872,000)	(45,665,000)
(Loss) gain in fair value of derivative financial instruments	(1,949,000)	383,000	1,968,000
Gain on dispositions of real estate investments	—	3,370,000	—
Impairment of real estate investments	(2,542,000)	(14,070,000)	—
Loss from unconsolidated entities	(3,877,000)	(5,048,000)	(18,377,000)
Foreign currency (loss) gain	(2,690,000)	4,045,000	(8,755,000)
Other income	1,248,000	1,517,000	1,085,000
Income (loss) before income taxes	13,740,000	2,123,000	(203,553,000)
Income tax benefit (expense)	797,000	3,227,000	(343,000)
Net income (loss)	14,537,000	5,350,000	(203,896,000)
Less: net (income) loss attributable to noncontrolling interests	(1,240,000)	5,872,000	57,862,000
Net income (loss) attributable to controlling interest	$13,297,000	$11,222,000	$(146,034,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.07	$0.06	$(0.75)
Weighted average number of common shares outstanding — basic and diluted	199,953,936	198,234,677	194,199,931

Net income (loss)	$14,537,000	$5,350,000	$(203,896,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(589,000)	1,058,000	(2,523,000)
Total other comprehensive (loss) income	(589,000)	1,058,000	(2,523,000)
Comprehensive income (loss)	13,948,000	6,408,000	(206,419,000)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1,240,000)	5,872,000	57,862,000
Comprehensive income (loss) attributable to controlling interest	$12,708,000	$12,280,000	$(148,557,000)
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2015	191,135,158	$1,911,000	$1,718,423,000	$(227,715,000)	$(506,000)	$1,492,113,000	$191,145,000		$1,683,258,000
Offering costs — common stock	—	—	(11,000)	—	—	(11,000)	—		(11,000)
Issuance of common stock under the DRIP	6,861,647	69,000	64,535,000	—	—	64,604,000	—		64,604,000
Issuance of vested and nonvested restricted common stock	30,000	—	60,000	—	—	60,000	—		60,000
Amortization of nonvested common stock compensation	—	—	136,000	—	—	136,000	—		136,000
Stock based compensation	—	—	—	—	—	—	1,329,000		1,329,000
Repurchase of common stock	(2,246,766)	(23,000)	(20,918,000)	—	—	(20,941,000)	—		(20,941,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	19,753,000		19,753,000
Distributions to noncontrolling interests	—	—	—	—		—	(244,000)		(244,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(845,000)		(845,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(8,065,000)	—	—	(8,065,000)	(3,456,000)		(11,521,000)
Distributions declared ($0.60 per share)	—	—	—	(116,549,000)	—	(116,549,000)	—		(116,549,000)
Net loss	—	—	—	(146,034,000)	—	(146,034,000)	(51,919,000)	(1)	(197,953,000)
Other comprehensive loss	—	—	—	—	(2,523,000)	(2,523,000)	—		(2,523,000)
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
Offering costs — common stock	—	—	(12,000)	—	—	(12,000)	—		(12,000)
Issuance of common stock under the DRIP	6,960,664	70,000	62,938,000	—	—	63,008,000	—		63,008,000
Issuance of vested and nonvested restricted common stock	22,500	—	40,000	—	—	40,000	—		40,000
Amortization of nonvested common stock compensation	—	—	176,000	—	—	176,000	—		176,000
Stock based compensation	—	—	—	—	—	—	936,000		936,000
Repurchase of common stock	(3,419,969)	(34,000)	(30,622,000)	—	—	(30,656,000)	—		(30,656,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	11,754,000		11,754,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,466,000)		(3,466,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(635,000)		(635,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(808,000)	—	—	(808,000)	(347,000)		(1,155,000)
Distributions declared ($0.60 per share)	—	—	—	(118,968,000)	—	(118,968,000)	—		(118,968,000)
Net income (loss)	—	—	—	11,222,000	—	11,222,000	(5,280,000)	(1)	5,942,000
Other comprehensive income	—	—	—	—	1,058,000	1,058,000	—		1,058,000
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
Offering costs — common stock	—	—	(7,000)	—	—	(7,000)	—		(7,000)
Issuance of common stock under the DRIP	6,464,432	65,000	59,965,000	—	—	60,030,000	—		60,030,000
Issuance of vested and nonvested restricted common stock	22,500	—	41,000	—	—	41,000	—		41,000
Amortization of nonvested common stock compensation	—	—	174,000	—	—	174,000	—		174,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2018, 2017 and 2016

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
Stock based compensation	—	$—	$—	$—	$—	$—	$2,898,000		$2,898,000
Repurchase of common stock	(8,272,789)	(83,000)	(76,494,000)	—	—	(76,577,000)	—		(76,577,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000		4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,701,000)		(6,701,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(780,000)		(780,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(3,711,000)	—	—	(3,711,000)	(1,590,000)		(5,301,000)
Distributions declared ($0.60 per share)	—	—	—	(120,001,000)	—	(120,001,000)	—		(120,001,000)
Net income	—	—	—	13,297,000	—	13,297,000	1,106,000	(1)	14,403,000
Other comprehensive loss	—	—	—	—	(589,000)	(589,000)	—		(589,000)
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000		$1,218,635,000
___________

(1)
For the years ended December 31, 2018, 2017 and 2016, amounts exclude $134,000, $(592,000) and $(5,943,000), respectively, of net income (loss) attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,537,000	$5,350,000	$(203,896,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,678,000	113,226,000	271,307,000
Other amortization (deferred financing costs, debt discount/premium, above/below-market leases, leasehold interests and real estate-related investment costs and accretion)	4,918,000	5,737,000	4,598,000
Deferred rent	(4,841,000)	(5,289,000)	(10,733,000)
Stock based compensation	3,026,000	986,000	1,620,000
Stock based compensation — nonvested restricted common stock	215,000	216,000	196,000
Loss from unconsolidated entities	3,877,000	5,048,000	18,377,000
Bad debt expense, net	490,000	6,674,000	4,105,000
Gain on real estate dispositions	—	(3,370,000)	—
Foreign currency loss (gain)	2,658,000	(4,009,000)	8,452,000
Loss on extinguishment of mortgage loan payable	—	1,432,000	—
Contingent consideration related to acquisition of real estate	(93,000)	—	(9,405,000)
Change in fair value of contingent consideration	(2,843,000)	(3,885,000)	13,430,000
Change in fair value of derivative financial instruments	1,949,000	(383,000)	(1,968,000)
Impairment of real estate investments	2,542,000	14,070,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(7,221,000)	(17,132,000)	(2,244,000)
Other assets	(17,897,000)	(5,145,000)	(22,918,000)
Accounts payable and accrued liabilities	8,188,000	18,790,000	34,551,000
Accounts payable due to affiliates	(26,000)	(151,000)	813,000
Security deposits, prepaid rent and other liabilities	1,657,000	(4,062,000)	8,072,000
Net cash provided by operating activities	106,814,000	128,103,000	114,357,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(67,285,000)	(123,088,000)	(299,448,000)
Proceeds from real estate dispositions	1,000,000	15,993,000	—
Advances on real estate notes receivable	—	—	(1,942,000)
Principal repayments on real estate notes receivable	1,799,000	29,478,000	—
Loan costs on real estate notes receivable	—	—	(39,000)
Lease inducement	—	—	(5,000,000)
Investments in unconsolidated entities	(2,050,000)	(2,250,000)	(3,304,000)
Capital expenditures	(66,907,000)	(43,553,000)	(45,985,000)
Real estate and other deposits	(2,329,000)	(1,218,000)	2,968,000
Proceeds from insurance settlements	—	87,000	63,000
Net cash used in investing activities	(135,772,000)	(124,551,000)	(352,687,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	181,594,000	230,611,000	3,563,000
Payments on mortgage loans payable	(10,444,000)	(8,524,000)	(5,769,000)
Pay-off of mortgage loans payable	(94,449,000)	(100,775,000)	—
Borrowings under the lines of credit and term loans	273,639,000	318,474,000	558,769,000
Payments on the lines of credit and term loans	(159,716,000)	(343,666,000)	(259,452,000)
Purchases of derivative financial instruments	(153,000)	—	(15,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Deferred financing costs	$(4,177,000)	$(5,847,000)	$(10,979,000)
Mortgage loan payable extinguishment costs	—	(493,000)	—
Contingent consideration related to acquisition of real estate	(1,490,000)	—	(945,000)
Repurchase of common stock	(76,577,000)	(30,656,000)	(20,941,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(306,000)	(206,000)	—
Payments under financing, capital lease and other obligations	(8,055,000)	(6,631,000)	(7,600,000)
Contributions from noncontrolling interests	4,470,000	8,304,000	19,753,000
Distributions to noncontrolling interests	(6,701,000)	(16,000)	(244,000)
Contributions from redeemable noncontrolling interests	535,000	975,000	2,295,000
Distributions to redeemable noncontrolling interests	(711,000)	(1,184,000)	(198,000)
Security deposits and other	112,000	176,000	100,000
Distributions paid	(59,974,000)	(55,777,000)	(51,681,000)
Net cash provided by financing activities	37,597,000	4,765,000	226,656,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,639,000	8,317,000	(11,674,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,000)	149,000	(140,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	64,143,000	55,677,000	67,491,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$72,705,000	$64,143,000	$55,677,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$33,656,000	$29,123,000	$48,953,000
Restricted cash	$30,487,000	$26,554,000	$18,538,000
Cash, cash equivalents and restricted cash	$64,143,000	$55,677,000	$67,491,000

End of period:
Cash and cash equivalents	$35,132,000	$33,656,000	$29,123,000
Restricted cash	$37,573,000	$30,487,000	$26,554,000
Cash, cash equivalents and restricted cash	$72,705,000	$64,143,000	$55,677,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest (including interest on capital leases)	$59,365,000	$52,340,000	$46,839,000
Income taxes	$1,647,000	$621,000	$409,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$12,616,000	$6,106,000	$5,104,000
Capital expenditures from financing and capital lease obligations	$16,809,000	$5,009,000	$—
Real estate deposit	$—	$—	$2,809,000
Settlement of receivable for investment in unconsolidated entities	$—	$—	$12,573,000
Tenant improvement overage	$1,373,000	$325,000	$1,260,000
Disposition of real estate investment	$—	$2,400,000	$—
Principal repayments of real estate notes receivable	$—	$—	$24,110,000
Properties received in settlement of real estate notes receivable	$—	$—	$23,531,000
Exercise purchase options — attributable to intangible asset	$—	$12,290,000	$56,792,000
Reduction of financing and capital lease obligations, net	$—	$27,483,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Other receivables	$—	$3,155,000	$—
Other assets, net	$(1,587,000)	$2,450,000	$345,000
Mortgage loans payable, net	$—	$—	$205,386,000
Accounts payable and accrued liabilities	$58,000	$2,062,000	$309,000
Security deposits, prepaid rent and other liabilities	$223,000	$2,323,000	$9,774,000
Financing Activities:
Issuance of common stock under the DRIP	$60,030,000	$63,008,000	$64,604,000
Equipment acquired through capital lease obligations	$—	$—	$5,598,000
Distributions declared but not paid	$10,189,000	$10,192,000	$10,009,000
Reclassification of noncontrolling interests to mezzanine equity	$780,000	$635,000	$845,000
Accrued deferred financing costs	$96,000	$2,000	$—
Settlement of mortgage loan payable	$—	$2,040,000	$—
Contribution from noncontrolling interest	$—	$3,450,000	$—
Distribution to noncontrolling interest	$—	$3,450,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017 and 2016
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, was incorporated on January 11, 2013 and therefore, we consider that our date of inception. We were initially capitalized on January 15, 2013. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We also originate and acquire secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our initial distribution reinvestment plan, or the Initial DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the Initial DRIP.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering. See Note 13, Equity, for a further discussion. We collectively refer to the Initial DRIP portion of our initial offering and the 2015 DRIP Offering as our DRIP Offerings. As of December 31, 2018, a total of $231,200,000 in distributions were reinvested and 24,871,447 shares of our common stock were issued pursuant to the 2015 DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 13, 2019 and expires on February 26, 2020. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2018, we owned and/or operated 97 properties, comprising 101 buildings, and 112 integrated senior health campuses including completed development projects, or approximately 13,251,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,940,990,000. In addition, as of December 31, 2018, we had invested $89,079,000 in real estate-related investments, net of principal repayments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2018 and 2017, we owned greater than a 99.99% general partnership interest therein. As of December 31, 2018 and 2017, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Revenue Recognition
Prior to January 1, 2018, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of revenue as of January 1, 2018; therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate revenue
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
On January 1, 2019, we adopted Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, and its amendments. For a further discussion of ASU 2016-02 and its amendments, see “Recently Issued or Adopted Accounting Pronouncements” below.
Resident fees and services revenue
A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied.
Performance obligations are determined based on the nature of the services provided by us. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. This method provides a depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients receiving long-term healthcare services, including rehabilitation services. We measure the performance obligation from admission into the facility to the point when we are no longer required to provide services to that patient. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and we do not believe we are required to provide additional goods or services to the patient. Generally, performance obligations satisfied at a point in time relate to sales of our pharmaceuticals business or to sales of ancillary supplies.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the year ended December 31, 2018.
In accordance with the disclosure requirements of the new revenue standard, the impact of the adoption of ASC Topic 606 on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Lower
Resident fees and services	$1,005,691,000	$1,011,300,000	$(5,609,000)
Property operating expenses	$889,071,000	$889,135,000	$(64,000)
General and administrative	$28,770,000	$34,273,000	$(5,503,000)
Net income	$14,537,000	$14,579,000	$(42,000)
In accordance with the disclosure requirements of the new revenue standard, the impact of the adoption of ASC Topic 606 on our consolidated balance sheet as of December 31, 2018 was as follows:

	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
Assets
Other assets, net	$114,226,000	$114,162,000	$64,000
Liabilities
Accounts payable and accrued liabilities	$139,383,000	$139,277,000	$106,000
Equity
Accumulated deficit	$(704,748,000)	$(704,706,000)	$(42,000)
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
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Year Ended December 31, 2018
	Point in Time	Over Time	Total
Integrated senior health campuses	$185,273,000	$755,343,000	$940,616,000
Senior housing — RIDEA(1)	3,079,000	61,996,000	65,075,000
Total resident fees and services	$188,352,000	$817,339,000	$1,005,691,000
The following table disaggregates our resident fees and services revenue by payor class:

	Year Ended December 31, 2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Medicare	$310,971,000	$—	$310,971,000
Medicaid	170,664,000	43,000	170,707,000
Private and other payors	458,981,000	65,032,000	524,013,000
Total resident fees and services	$940,616,000	$65,075,000	$1,005,691,000
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

Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2018	$29,979,000	$15,640,000	$35,706,000	$81,325,000
Ending balance — December 31, 2018	29,160,000	18,676,000	39,112,000	86,948,000
(Decrease)/increase	$(819,000)	$3,036,000	$3,406,000	$5,623,000
Deferred Revenue — Resident Fees and Services
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2018	$9,801,000
Ending balance — December 31, 2018	12,569,000
Increase	$2,768,000
All amounts included in the beginning balance of deferred revenue — resident fees and services at January 1, 2018 were recognized as revenue during the year ended December 31, 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Tenant and resident receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants, residents and payors to meet the contractual obligations under their lease or service agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s or residents’ financial condition, security deposits, letters of credit, lease guarantees, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
As of December 31, 2018 and 2017, we had $11,216,000 and $10,597,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable and includes price concessions. For the years ended December 31, 2018, 2017 and 2016, $1,052,000, $54,000 and $0, respectively, of our receivables were directly written off to bad debt expense or as direct adjustments to revenue. For the years ended December 31, 2018, 2017 and 2016, $6,405,000, $6,074,000 and $5,609,000, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of December 31, 2018 and 2017, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the year ended December 31, 2018, 2017 and 2016, $59,000, $170,000 and $81,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisitions we completed for the years ended December 31, 2018 and 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For the year ended December 31, 2016, we completed 12 property acquisitions, which we accounted for as business combinations. See Note 18, Business Combinations, for a further discussion.
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
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, only the above/below market consideration is necessary where the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The fair value of buildings is based upon our determination of the value under two methods: one, as if it were to be replaced and vacant using cost data and, two, also using a residual technique based on discounted cash flow models, as vacant. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
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
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in other assets or other liabilities in our accompanying consolidated balance sheets.
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
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements, including those related to financing and capital lease obligations. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the estimated useful lives of the buildings and capital improvements, up to 50 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment, is depreciated over the estimated useful life, up to 27 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Until December 31, 2016, if we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we proceeded with the two-step approach to evaluating impairment. First, we estimated the fair value of the reporting unit and compared it to the reporting unit’s carrying value. If the carrying value exceeded the fair value, we proceeded with the second step, which required us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities was the implied value of goodwill and was used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeded the implied value in the current period. On January 1, 2017, we early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount.
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
For the years ended December 31, 2018, 2017 and 2016, we did not incur any impairment losses with respect to goodwill and intangible assets. See Note 3, Real Estate Investments, Net, for a further discussion of impairment of long-lived assets.
Properties Held for Sale
We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations and comprehensive loss for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of or (ii) is classified as held for sale.
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
Real Estate Notes Receivable and Debt Security Investment, Net
Real estate notes receivable consists of mortgage loans collateralized by interests in real property. We record such mortgage loans at cost. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method and is included in real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the years ended December 31, 2018, 2017 and 2016, we did not incur any impairment losses.
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings. For the years ended December 31, 2018, 2017 and 2016, we did not incur any losses for a decline in fair value of marketable securities that are other-than-temporary.
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
See Note 15, Fair Value Measurements, for a further discussion.
Real Estate Deposits
Real estate deposits may include refundable and non-refundable funds held by escrow agents and others to be applied towards the acquisition of real estate investments, and such future investments are subject to substantial conditions to closing.
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax asset, derivative financial instruments, lease inducement and lease commissions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations and comprehensive income (loss). To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2018 and 2017, we did not incur any impairment losses from unconsolidated entities. For the year ended December 31, 2016, we recorded $9,101,000 of impairment losses, which is included in loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive income (loss).
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
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2018 and 2017, accounts payable and accrued liabilities primarily includes insurance payable of $32,123,000 and $27,208,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $26,428,000 and $23,737,000, respectively, accrued property taxes of $15,121,000 and $13,406,000, respectively, accrued distributions of $10,189,000 and $10,192,000, respectively, and accrued capital expenditures to unaffiliated third parties of $12,490,000 and $5,988,000, respectively.
Security Deposits, Prepaid Rent and Other Liabilities
As of December 31, 2018 and 2017, security deposits, prepaid rent and other liabilities of $37,418,000 and $39,461,000, respectively, primarily consisted of deferred revenue, deferred tax liabilities and contingent consideration obligations in connection with our property acquisitions.
The contingent consideration obligations are due upon certain criteria being met within specified time frames. For the years ended December 31, 2018, 2017 and 2016, we recorded a net gain (loss) on the change in fair value of contingent consideration obligations of $2,843,000, $3,885,000 and $(13,430,000), respectively, which is included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration Liabilities, for a further discussion.
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
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2018 and 2017, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss) when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 16, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA portfolio in May 2015; skilled nursing facilities in October 2015; and integrated senior health campuses in December 2015, we established a new reportable business segment at such time. As of December 31, 2018, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
See Note 19, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued or Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, codified as ASC Topic 842 — Leases, or ASC Topic 842, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. ASU 2016-02 maintains a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Under ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance requires bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606. In addition, ASU 2016-02 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASU 2016-02 on January 1, 2019.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, or ASU 2018-11, which update the guidance on accounting for leases under ASU 2016-02. ASU 2018-10 was issued to increase stockholders’ awareness of narrow aspects of the guidance issued in the amendments and to expedite the improvements under ASU 2016-02. ASU 2018-11 provides (i) an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; and (ii) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the entire contract under the relevant accounting guidance. We elected both the alternative transition method and lessor practical expedient as described in ASU 2018-10 and ASU 2018-11 upon our adoption of ASU 2016-02 on January 1, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lessee Impact: As a result of the adoption of ASU 2016-02 on January 1, 2019, we currently estimate the initial amount of the lease liability recorded on our consolidated balance sheet to be approximately $198,659,000 for all of our operating leases for which we are the lessee, including facilities leases and ground leases. In addition, we will record a corresponding right-of-use asset of $211,521,000, which is the lease liability, net of the existing accrued straight-line rent liability balance and adjusted for unamortized above/below market ground lease intangibles. The accounting for our existing capital (finance) leases upon adoption remains substantially unchanged.
Lessor Impact: We completed an assessment of predominance, and effective upon our adoption of ASU 2016-02, we recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments under ASC Topic 842, and for our senior housing — RIDEA facilities and integrated senior health campuses, we recognize revenue under ASC Topic 606. In December 2018, the FASB issued ASU 2018-20, Narrow Scope Improvements for Lessors, or ASU 2018-20, which requires a lessor to: (i) exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on behalf of the lessor from a lessor's measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense (i.e., gross up revenue and expense for these costs). For the years ended December 31, 2018, 2017 and 2016, we recognized property taxes paid by the lessee in revenue of $2,183,000, $2,137,000 and $1,675,000, respectively, with a corresponding amount in expense. For the years ended December 31, 2018, 2017 and 2016, we did not recognize insurance paid by the lessee in revenue. Upon the adoption of ASC Topic 842, we will no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In addition, in November 2018, the FASB issued ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for under the new leasing standard ASC Topic 842. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We are evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to our consolidated financial position and results of operations.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, or ASU 2018-02, which amends the reclassification requirements from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2018-02 on January 1, 2019, which did not have a material impact on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or ASU 2018-05, which updates the income tax accounting in GAAP to reflect the interpretive guidance of the United States Securities and Exchange Commission, or SEC, with regards to the Tax Act. We adopted ASU 2018-05 in March 2018, which did not have a material impact on our consolidated financial statements. See Note 16, Income Taxes and Distributions, for a further discussion.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are evaluating the complete impact of the adoption of ASU 2018-13 on January 1, 2020 to our consolidated financial statements disclosures.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Building, improvements and construction in process	$2,160,944,000	$2,058,312,000
Land and improvements	189,446,000	177,999,000
Furniture, fixtures and equipment	126,985,000	99,897,000
	2,477,375,000	2,336,208,000
Less: accumulated depreciation	(254,694,000)	(172,950,000)
	$2,222,681,000	$2,163,258,000
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $83,309,000, $81,743,000 and $68,708,000, respectively. For the year ended December 31, 2018, we determined that one of our medical office buildings was impaired and recognized an impairment charge of $2,542,000, which reduced the total carrying value of such investment to $7,387,000. The fair value of such medical office building was based upon discounted cash flow analyses where the most significant inputs were considered Level 3 measurements within the fair value hierarchy. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Real Estate Investment, for a further discussion.
For the year ended December 31, 2017, we determined that four integrated senior health campuses and one medical office building were impaired and recognized an aggregate impairment charge of $14,070,000, which reduced the total aggregate carrying value of such investments to $14,653,000. In July 2017, we disposed of one of those impaired integrated senior health campuses. The aggregate fair value of our remaining impaired integrated senior health campuses was based on their projected sales prices, which we considered as Level 2 measurements within the fair value hierarchy. The fair value of the impaired medical office building was based upon discounted cash flow analyses where the most significant inputs were considered Level 3 measurements within the fair value hierarchy. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Real Estate Investment, for a further discussion. No impairment charges were recognized for the year ended December 31, 2016.
In addition to the acquisitions and completed developments and/or expansions discussed below, for the years ended December 31, 2018, 2017 and 2016, we incurred capital expenditures of $76,330,000, $33,766,000 and $44,907,000, respectively, on our integrated senior health campuses, $8,426,000, $11,117,000 and $8,236,000, respectively, on our medical office buildings, $1,711,000, $855,000 and $904,000, respectively, on our senior housing — RIDEA facilities, $463,000, $569,000 and $0, respectively, on our skilled nursing facilities and $131,000, $92,000 and $21,000, respectively, on our hospitals. We did not incur any capital expenditures on our senior housing facilities for the years ended December 31, 2018, 2017 and 2016.
Acquisitions of Real Estate Investments
2018 Acquisitions of Real Estate Investments
For the year ended December 31, 2018, using cash on hand and debt financing, we completed the acquisition of one building from an unaffiliated third party, which was added to our existing North Carolina ALF Portfolio. The other five buildings in North Carolina ALF Portfolio were acquired in January 2015, June 2015 and January 2017. The following is a summary of our property acquisition for the year ended December 31, 2018:

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

In addition to the property acquisition discussed above, on April 17, 2018, we purchased land as part of our existing Southern Illinois MOB Portfolio for a contract purchase price of $300,000, plus closing costs and paid a 2.25% acquisition fee to our advisor of approximately $7,000. On October 23, 2018 and November 26, 2018, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we own 67.7%, acquired land in Ohio and Michigan for an aggregate contract purchase price of $3,146,000, plus closing costs and paid aggregate acquisition fees of 2.25% of the portion of the contract purchase price of the land attributed to our ownership interest to our advisor of approximately $47,000.
2018 Acquisition of Previously Leased Real Estate Investments
For the year ended December 31, 2018, we, through a majority-owned subsidiary of Trilogy, acquired a portfolio of four previously leased real estate investments located in Kentucky, Michigan and Ohio. The following is a summary of such acquisition for the year ended December 31, 2018, which is included in our integrated senior health campuses segment:

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

For the year ended December 31, 2018, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred closing costs and direct acquisition related expenses of $3,044,000 for such property acquisitions, which were capitalized in accordance with ASU 2017-01. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2018 based on their relative fair values:

2018 Property Acquisitions
Building and improvements	$49,757,000
Land	10,980,000
In-place leases	6,894,000
Certificates of need	1,313,000
Total assets acquired	$68,944,000
2017 Acquisitions of Real Estate Investments
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

(4)	On January 18, 2017, we added one building to our existing North Carolina ALF Portfolio. The other four buildings in North Carolina ALF Portfolio were acquired in January 2015 and June 2015.
In addition to the property acquisitions in 2017 discussed above, on December 19, 2017, we purchased vacant land as part of Southern Illinois MOB Portfolio for a total price of $140,000, plus closing costs and paid a 2.25% acquisition fee to our advisor of $3,000. Also, in December 2015, we, through a majority-owned subsidiary of Trilogy, of which we own 67.7%, acquired six land parcels for an aggregate contract purchase price of $3,461,000, plus closing costs and paid aggregate acquisition fees of 2.25% of the portion of the contract purchase price of the land attributed to our ownership interest to our advisor of approximately $53,000.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2017, we accounted for our property acquisitions, including our acquisitions of previously leased real estate investments, as asset acquisitions. We incurred closing costs and direct acquisition related expenses of $3,050,000, which were capitalized in accordance with ASU 2017-01. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2017 based on their relative fair values:

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

2016 Acquisitions of Real Estate Investments
For the year ended December 31, 2016, we completed 12 property acquisitions comprising 23 buildings from unaffiliated parties. The following is a summary of these property acquisitions for the year ended December 31, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(2)	Lines of Credit and Term Loans(3)	Acquisition Fee(4)
Naperville MOB	Naperville, IL	Medical Office	01/12/16	$17,385,000	$—	$18,000,000	$391,000
Lakeview IN Medical Plaza(5)	Indianapolis, IN	Medical Office	01/21/16	20,000,000	15,000,000	3,500,000	387,000
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	02/01/16	27,500,000	—	27,200,000	619,000
Snellville GA MOB	Snellville, GA	Medical Office	02/05/16	8,300,000	—	8,300,000	187,000
Lakebrook Medical Center	Westbrook, CT	Medical Office	02/19/16	6,150,000	—	—	138,000
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	03/29/16	10,300,000	—	9,750,000	232,000
Joplin MO MOB	Joplin, MO	Medical Office	05/10/16	11,600,000	—	12,000,000	261,000
Austell GA MOB	Austell, GA	Medical Office	05/25/16	12,600,000	—	12,000,000	284,000
Middletown OH MOB	Middletown, OH	Medical Office	06/16/16	19,300,000	—	17,000,000	434,000
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham, Quincy and Weymouth, MA	Skilled Nursing	07/01/16 and 11/01/16	88,000,000	16,133,000	71,000,000	1,980,000
Voorhees NJ MOB	Voorhees, NJ	Medical Office	07/08/16	11,300,000	—	11,000,000	254,000
Crown Senior Care Portfolio(6)	Aberdeen and Felixstowe, UK	Senior Housing	11/15/16	23,531,000	—	—	46,000
Norwich CT MOB Portfolio	Norwich, CT	Medical Office	12/16/16	15,600,000	—	14,000,000	351,000
Total				$271,566,000	$31,133,000	$203,750,000	$5,564,000
___________

(1)	We own 100% of our properties acquired in 2016, with the exception of Lakeview IN Medical Plaza.

(2)	Represents the principal balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(4)
Unless otherwise noted, our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of the property.

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)
On November 15, 2016, we added three additional senior housing facilities to our existing Crown Senior Care Portfolio for a net contract price of £15,276,000. The other three senior housing facilities were purchased during 2015. With respect to the three additional senior housing facilities acquired in November 2016, we paid an acquisition fee equal to 2.25% of the contract purchase price of the facilities less £306,000, or approximately $471,000, which was previously paid as an acquisition fee for Crown Senior Care Facility. See Note 19, Segment Reporting, for a further discussion. The total acquisition fee paid for both Crown Senior Care Facility and the purchase of the three additional senior housing facilities added to Crown Senior Care Portfolio in November 2016 was 2.25% of the contract purchase price of the three additional senior housing facilities added in November 2016.

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
2016 Acquisitions of Previously Leased Real Estate Investments
For the year ended December 31, 2016, we, through a majority-owned subsidiary of Trilogy, acquired the real estate underlying 17 previously leased integrated senior health campuses located in Indiana, Kentucky, Michigan and Ohio. The following is a summary of these property acquisitions for the year ended December 31, 2016:

Location	Date Acquired	Contract Purchase Price	Mortgage Loans Payable(1)	Lines of Credit and Term Loans(2)	Acquisition Fee(3)
Jasper, IN	06/24/16	$5,089,000	$—	$—	$78,000
Anderson, Evansville, Jasper, Kokomo, New Albany and Tell City, IN; and Cynthiana, KY	06/30/16	130,000,000	93,150,000	30,310,000	1,980,000
Greensburg, IN; Lexington, KY; East Lansing, Howell, Okemos and Shelby Township, MI; and Greenville and Zanesville, OH	08/16/16	87,927,000	77,900,000	11,863,000	1,339,000
Monticello, IN	09/23/16	4,074,000	2,800,000	—	62,000
		$227,090,000	$173,850,000	$42,173,000	$3,459,000
___________

(1)	Represents the principal balance of the mortgage loans payable placed on the properties at the time of acquisition.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest of approximately 67.7% in the subsidiary of Trilogy that acquired the property.

Completed Developments and/or Expansions
For the year ended December 31, 2018, we incurred $8,309,000 to expand our existing integrated senior health campuses. For the years ended December 31, 2017 and 2016, we completed integrated senior health campus developments for a total cost of approximately $6,834,000 and $25,381,000, respectively. Completed development and/or expansions are included in real estate investments, net, in our accompanying consolidated balance sheets.
Dispositions of Real Estate Investments
For the years ended December 31, 2018 and 2016, we did not dispose of any real estate investments. For the year ended December 31, 2017, we disposed of one land parcel in Kentucky, one integrated senior health campus in Indiana and one integrated senior health campus in Ohio. We recognized a total net gain on such dispositions of $3,370,000. Our advisor agreed to waive the disposition fees and expense reimbursements related to such dispositions that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees and expense reimbursements.

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
4. Real Estate Notes Receivable and Debt Security Investment, Net

The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of December 31, 2018 and 2017:

					December 31,
	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	2018	2017	Acquisition Fee(2)
Mezzanine Fixed Rate Notes(3)	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000	$573,000
Mezzanine Floating Rate Notes(3)	02/04/15	12/09/18	N/A	$31,567,000	—	1,799,000	631,000
Debt security investment(4)	10/15/15	08/25/25	4.24%	N/A	68,355,000	65,638,000	1,209,000
					97,005,000	96,087,000	$2,413,000
Unamortized loan and closing costs, net					1,650,000	1,901,000
					$98,655,000	$97,988,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2018.

(2)	Our advisor was paid, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced or invested through December 31, 2018.

(3)
On February 4, 2015, we acquired eight promissory notes at par value in the aggregate outstanding principal amount of $60,217,000, or the Mezzanine Notes, comprising four fixed-rate notes in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes, and four floating rate notes in the aggregate outstanding principal amount of $31,567,000, or the Mezzanine Floating Rate Notes. The Mezzanine Notes evidence interests in a portion of a mezzanine loan that is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony Capital. In November 2018, the borrower repaid the Mezzanine Floating Rate Notes in full. Balance represents the original principal balance, decreased by subsequent principal paydowns. The Mezzanine Notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the respective maturity dates.

(4)
On October 15, 2015, we acquired a commercial mortgage-backed debt security, or the debt security, for a purchase price of $60,429,000, from an unaffiliated third party. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of December 31, 2018 and 2017, the net carrying amount with accretion was $69,873,000 and $67,275,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes in the carrying amount of real estate notes receivable and debt security investment, net for the years ended December 31, 2018 and 2017:

Amount
Real estate notes receivable and debt security investment, net — December 31, 2016	$101,117,000
Additions:
Accretion on debt security investment	2,462,000
Deductions:
Principal repayments on real estate notes receivable	(5,368,000)
Amortization of loan and closing costs	(223,000)
Real estate notes receivable and debt security investment, net — December 31, 2017	$97,988,000
Additions:
Accretion on debt security investment	$2,717,000
Deductions:
Principal repayments on real estate notes receivable	(1,799,000)
Amortization of loan and closing costs	(251,000)
Real estate notes receivable and debt security investment, net — December 31, 2018	$98,655,000
For the years ended December 31, 2018, 2017 and 2016, we did not record any impairment losses on our real estate notes receivable or debt security investment. Amortization expense on loan and closing costs for the years ended December 31, 2018, 2017 and 2016, was recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Amortized intangible assets:
In-place leases, net of accumulated amortization of $23,497,000 and $25,967,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 9.8 years and 10.2 years as of December 31, 2018 and 2017, respectively)	$45,815,000	$50,520,000
Leasehold interests, net of accumulated amortization of $548,000 and $407,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 53.6 years and 54.6 years as of December 31, 2018 and 2017, respectively)	7,346,000	7,487,000
Customer relationships, net of accumulated amortization of $187,000 and $37,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 18.8 years and 19.8 years as of December 31, 2018 and 2017, respectively)	2,653,000	2,803,000
Above-market leases, net of accumulated amortization of $2,851,000 and $3,335,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 5.2 years as of both December 31, 2018 and 2017)	2,059,000	3,026,000
Internally developed technology and software, net of accumulated amortization of $117,000 and $23,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 3.8 years and 4.8 years as of December 31, 2018 and 2017, respectively)	353,000	447,000
Unamortized intangible assets:
Certificates of need	88,590,000	83,320,000
Trade names	30,787,000	30,787,000
Purchase option assets(1)	1,918,000	1,918,000
	$179,521,000	$180,308,000
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

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $12,736,000, $32,541,000 and $203,147,000, respectively, which included $967,000, $1,368,000 and $1,580,000, respectively, of amortization recorded against real estate revenue for above-market leases and $141,000, $140,000 and $140,000, respectively, of amortization recorded to rental expenses for leasehold interests, in our accompanying consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 15.5 years as of both December 31, 2018 and 2017. As of December 31, 2018, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$10,204,000
2020	6,134,000
2021	5,561,000
2022	4,841,000
2023	4,038,000
Thereafter	27,448,000
$58,226,000
6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Prepaid expenses, deposits and other assets	$29,803,000	$21,796,000
Investments in unconsolidated entities	15,432,000	17,259,000
Inventory	21,151,000	19,311,000
Deferred rent receivables	23,334,000	17,458,000
Deferred tax assets, net(1)	9,461,000	6,882,000
Deferred financing costs, net of accumulated amortization of $12,487,000 and $7,850,000 as of December 31, 2018 and 2017, respectively(2)	2,311,000	6,327,000
Lease commissions, net of accumulated amortization of $1,274,000 and $606,000 as of December 31, 2018 and 2017, respectively	8,523,000	5,426,000
Lease inducement, net of accumulated amortization of $789,000 and $439,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 12.0 years and 13.0 years as of December 31, 2018 and 2017, respectively)	4,211,000	4,561,000
	$114,226,000	$99,020,000
___________

(1)	See Note 16, Income Taxes and Distributions, for a further discussion.

(2)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, deferred financing costs, net only include costs related to our lines of credit and term loans.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on lease commissions for the years ended December 31, 2018, 2017 and 2016 was $741,000, $450,000 and $162,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans for the years ended December 31, 2018, 2017 and 2016 was $4,637,000, $4,331,000 and $3,456,000, respectively, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for the years ended December 31, 2018, 2017 and 2016 was $350,000, $351,000 and $88,000, respectively, which is recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
Investments in unconsolidated entities primarily represents our investment in RHS Partners, LLC, or RHS, a privately-held company that operates 16 integrated senior health campuses. Our effective ownership of RHS is 33.8% as of both December 31, 2018 and 2017. As of December 31, 2018 and 2017, we had a receivable of $2,507,000 and $1,351,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	December 31,
	2018			2017
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$48,291,000	$100,000	$48,391,000	$48,176,000	$—	$48,176,000
Total liabilities	$25,263,000	$—	$25,263,000	$21,395,000	$—	$21,395,000

	Years Ended December 31,
	2018			2017			2016
	RHS	Other	Total	RHS	Other	Total	RHS	Other	Total
Statement of Operations Data:
Revenues	$130,543,000	$—	$130,543,000	$128,038,000	$—	$128,038,000	$119,122,000	$—	$119,122,000
Expenses	138,296,000	—	138,296,000	138,134,000	—	138,134,000	137,686,000	—	137,686,000
Net loss	$(7,753,000)	$—	$(7,753,000)	$(10,096,000)	$—	$(10,096,000)	$(18,564,000)	$—	$(18,564,000)
7. Mortgage Loans Payable, Net
As of December 31, 2018 and 2017, mortgage loans payable were $713,030,000 ($688,262,000, including discount/premium and deferred financing costs, net) and $636,329,000 ($613,558,000, including discount/premium and deferred financing costs, net), respectively. As of December 31, 2018, we had 57 fixed-rate and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.46% per annum based on interest rates in effect as of December 31, 2018 and a weighted average effective interest rate of 3.98%. As of December 31, 2017, we had 47 fixed-rate mortgage loans payable and four variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 7.57% per annum based on interest rates in effect as of December 31, 2017 and a weighted average effective interest rate of 4.02%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
On May 12, 2017, we paid off a mortgage loan payable for the principal amount of $93,150,000 that was due to mature in June 2018. We incurred a total loss on such debt extinguishment of $1,432,000, primarily related to the write-off of unamortized deferred financing costs and prepayment penalties, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). The sources of funds for the pay-off and transaction costs were primarily from: (i) new U.S. Department of Housing and Urban Development loans of approximately $72,019,000; and (ii) $21,600,000 in additional borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loans payable, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Total fixed-rate debt	$624,616,000	$526,503,000
Total variable-rate debt	88,414,000	109,826,000
Total fixed and variable-rate debt	713,030,000	636,329,000
Less: deferred financing costs, net	(8,824,000)	(6,290,000)
Add: premium	663,000	1,176,000
Less: discount	(16,607,000)	(17,657,000)
Mortgage loans payable, net	$688,262,000	$613,558,000
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2018 and 2017:

Amount
Mortgage loans payable, net — December 31, 2016	$495,717,000
Additions:
Borrowings on mortgage loans payable	230,611,000
Amortization of deferred financing costs	2,387,000
Amortization of discount/premium on mortgage loans payable	998,000
Deductions:
Scheduled principal payments on mortgage loans payable	(8,524,000)
Pay-off of mortgage loan payable	(102,815,000)
Deferred financing costs	(4,816,000)
Mortgage loans payable, net — December 31, 2017	$613,558,000
Additions:
Borrowings on mortgage loans payable	$181,594,000
Amortization of deferred financing costs	1,269,000
Amortization of discount/premium on mortgage loans payable	537,000
Deductions:
Scheduled principal payments on mortgage loans payable	(10,444,000)
Pay-off of mortgage loans payable	(94,449,000)
Deferred financing costs	(3,803,000)
Mortgage loans payable, net — December 31, 2018	$688,262,000
As of December 31, 2018, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2019	$17,402,000
2020	82,811,000
2021	34,645,000
2022	61,083,000
2023	28,101,000
Thereafter	488,988,000
$713,030,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Lines of Credit and Term Loans
2016 Corporate Line of Credit
On February 3, 2016, we, through certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, National Association, or KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. Pursuant to the terms of the 2016 Corporate Credit Agreement, we could have borrowed up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2016 Corporate Line of Credit would have matured on February 3, 2019 and may have been extended beyond the maturity date for one 12-month period during the term of the 2016 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee. On February 3, 2016, we also entered into separate revolving notes, or the 2016 Corporate Revolving Notes, and separate term notes, or the Term Notes, with each of Bank of America, KeyBank and a syndicate of other banks.
The maximum principal amount of the 2016 Corporate Line of Credit could have been increased by up to $500,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2016 Corporate Credit Agreement; and (ii) such additional financing being offered and provided by existing lenders or new lenders under the 2016 Corporate Credit Agreement. On August 3, 2017, we entered into a First Amendment, Waiver and Commitment Increase Agreement, or the Amendment, with Bank of America, KeyBank, and the lenders named therein, to amend the 2016 Corporate Credit Agreement. The material terms of the Amendment provided for: (i) an increase in the 2016 Corporate Term Loan Facility in an amount equal to $50,000,000; (ii) the establishment of an additional capitalization rate of 8.75% for any Real Property Asset (as defined in the 2016 Corporate Credit Agreement) with mixed uses consisting of both assisted living and independent living properties and skilled nursing facilities, but specifically excluding medical office buildings and life science buildings; (iii) a revision to the definition of Term Loan Commitment (as defined in the 2016 Corporate Credit Agreement) to reflect the increase in the 2016 Corporate Term Loan Facility and specify that the aggregate principal amount of the Term Loan Commitments of all of the Term Loan Lenders (as defined in the 2016 Corporate Credit Agreement) as in effect on the effective date of the Amendment is $250,000,000; (iv) an agreement by each Term Loan Lender severally, but not jointly, to fund its pro rata share of the Initial Term Loan, as defined in the Amendment, and Incremental Term Loan (as defined in the Amendment) subject to the terms and conditions set forth in the Amendment; (v) the obligation of the Credit Parties, as defined in the 2016 Corporate Credit Agreement, to cause the Consolidated Secured Leverage Ratio (as defined in the 2016 Corporate Credit Agreement) as of the end of any fiscal quarter, to be equal to or less than 40.0%; (vi) the Lenders’ waiver of the notice requirement regarding the change in name and form of organization of certain subsidiary guarantors (as set forth in the Amendment); and (vii) the addition of Bank of the West, or New Lender, as a party to the 2016 Corporate Credit Agreement and a Term Loan Lender and Lender (as defined in the 2016 Corporate Credit Agreement) and New Lender’s agreement to be bound by all terms, provisions and conditions applicable to Lenders contained in the 2016 Corporate Credit Agreement. As a result of the Amendment, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was increased to $550,000,000.
On December 20, 2018, we entered into a Commitment Increase Agreement with Bank of America. The material terms of the Commitment Increase Agreement provided for an increase in the 2016 Corporate Revolving Credit Facility by an aggregate amount equal to $25,000,000. On December 20, 2018, we also entered into an Amended and Restated Revolving Note with Bank of America, whereby we promised to pay the principal amount and accrued interest of each loan to the respective lender or its registered assigns, in accordance with the terms and conditions of the 2016 Corporate Credit Agreement, as amended. As a result of the Commitment Increase Agreement our aggregate borrowing capacity under the 2016 Corporate Line Credit was increased to $575,000,000.
At our option, the 2016 Corporate Line of Credit would bear interest at per annum rates equal to: (i)(a) the Eurodollar Rate (as defined in the 2016 Corporate Credit Agreement, as amended) plus (b) a margin ranging from 1.50% to 2.20% per annum based on our and our consolidated subsidiaries’ consolidated leverage ratio; or (ii)(a) the greatest of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate (as defined in the 2016 Corporate Credit Agreement, as amended) plus 0.50% per annum, (3) the one-month Eurodollar Rate (as defined in the 2016 Corporate Credit Agreement, as amended) plus 1.00% per annum and (4) 0.00%, plus (b) a margin ranging from 0.50% to 1.20% per annum based on our consolidated leverage ratio.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Revolving Credit Facility in an amount equal to 0.30% per annum on the actual average daily unused portion of the available commitments if the average daily amount of actual usage is less than 50.0% and in an amount equal to 0.20% per annum on the actual average daily unused portion of the available commitments if the actual average daily usage is greater than 50.0%. Such fee was payable quarterly in arrears. We were also required to pay a fee on the unused portion of the lenders’ commitments under the 2016 Corporate Term Loan Facility in an amount equal to: (i) 0.25% per annum multiplied by (ii) the actual daily amount of the unused Term Loan Commitments, as defined in the 2016 Corporate Credit Agreement, as amended, during the period for which payment is made. The unused fee on the 2016 Corporate Term Loan Facility was payable quarterly in arrears.
The 2016 Corporate Credit Agreement, as amended, contained various affirmative and negative covenants that were customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness.
As of December 31, 2018 and 2017, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $575,000,000 and $550,000,000, respectively. As of December 31, 2018 and 2017, borrowings outstanding under the 2016 Corporate Line of Credit totaled $548,500,000 and $444,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 4.60% and 3.23% per annum, respectively.
On January 25, 2019, we terminated the 2016 Corporate Credit Agreement, as amended, and the 2016 Corporate Revolving Notes and entered into a new credit agreement. See Note 23, Subsequent Events — 2019 Corporate Line of Credit, for a further discussion.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.00% per annum, at the Trilogy PropCo Borrowers’ option; and (iii) the Trilogy PropCo Borrowers’ obligation to pay to KeyBank the unused fee that has accrued with respect to the portion of the total commitment being reduced.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $250,000,000 as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $170,518,000 and $179,376,000, respectively, and the weighted average interest rate on such borrowings outstanding as of December 31, 2018 and 2017 was 6.45% and 5.39% per annum, respectively.
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
On April 1, 2016, we entered into an amendment to the Trilogy OpCo Credit Agreement to increase the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. In April 2018, we further amended the Trilogy OpCo Credit Agreement, or the Trilogy OpCo Amendment. The material terms of the Trilogy OpCo Amendment provide for: (i) a reduction in the aggregate maximum principal amount from $60,000,000 to $25,000,000; (ii) a reduced floating interest rate based on LIBOR, plus an applicable margin of 2.75% per annum, for LIBOR Rate Loans, as defined in the agreement, or an alternate base rate plus an applicable margin of 1.75% per annum, for Base Rate Loans, as defined in the agreement, at the Trilogy OpCo Borrowers’ option; (iii) a reduced letter of credit fee of 2.75% per annum times the undrawn amount of outstanding letters of credit; and (iv) an updated maturity date of April 27, 2021. Accrued interest under the Trilogy OpCo Line of Credit is payable monthly.
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
As of December 31, 2018 and 2017, our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $25,000,000 and $60,000,000, respectively, subject to certain terms and conditions. As of December 31, 2018 and 2017, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $19,030,000 and $749,000, respectively, and the weighted average interest rate on such borrowings outstanding as of December 31, 2018 and 2017 was 5.17% and 5.84% per annum, respectively.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the derivative financial instruments held by us as of December 31, 2018 and 2017:

					Fair Value
					December 31,
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	2018	2017
Swap	140,000,000	one month LIBOR	0.82%	02/03/19	$221,000	$1,486,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	97,000	661,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	51,000	219,000
Cap	20,000,000	one month LIBOR	3.00%	09/23/21	48,000	—
	$270,000,000				$417,000	$2,366,000
As of December 31, 2018 and 2017, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2018, 2017 and 2016 we recorded $(1,949,000), $383,000 and $1,968,000, respectively, as an (increase) decrease to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of December 31, 2018 and 2017, identified intangible liabilities consisted of below-market leases of $1,051,000 and $1,568,000, respectively, net of accumulated amortization of $1,229,000 and $1,135,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2018, 2017 and 2016 was $517,000, $658,000 and $651,000, respectively. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 4.3 years and 4.8 years as of December 31, 2018 and 2017, respectively. As of December 31, 2018, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$388,000
2020	260,000
2021	143,000
2022	93,000
2023	78,000
Thereafter	89,000
$1,051,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of December 31, 2018 and 2017, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets. As of both December 31, 2018 and 2017, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Beginning balance	$32,435,000	$31,507,000
Additions	535,000	975,000
Reclassification from equity	780,000	635,000
Repurchase of redeemable noncontrolling interests	(229,000)	(61,000)
Distributions	(711,000)	(1,184,000)
Fair value adjustment to redemption value	5,301,000	1,155,000
Net income (loss) attributable to redeemable noncontrolling interests	134,000	(592,000)
Ending balance	$38,245,000	$32,435,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2018 and 2017, no shares of preferred stock were issued and outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering on April 22, 2015. We intend to continue to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination of such offering. See Note 23, Subsequent Events — 2019 DRIP Offering, for a discussion of the 2019 DRIP Offering, which will commence immediately following the termination of the 2015 DRIP Offering.
Through December 31, 2018, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 26,820,010 shares of our common stock pursuant to the Initial DRIP and the 2015 DRIP Offering. We also repurchased 14,320,453 shares of our common stock under our share repurchase plan and granted an aggregate of 105,000 shares of our restricted common stock to our independent directors through December 31, 2018. As of December 31, 2018 and 2017, we had 197,557,377 and 199,343,234 shares of our common stock issued and outstanding, respectively.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Beginning balance — foreign currency translation adjustments	$(1,971,000)	$(3,029,000)
Net change in current period	(589,000)	1,058,000
Ending balance — foreign currency translation adjustments	$(2,560,000)	$(1,971,000)
Noncontrolling Interests
As of December 31, 2018 and 2017, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to a joint venture agreement, or the Trilogy JV Agreement, with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the sole manager of Trilogy REIT Holdings. Prior to October 1, 2018, NHI was the indirect owner of the remaining 30.0% interest in Trilogy REIT Holdings. On October 1, 2018, we entered into the Amended Trilogy JV Agreement as a result of the purchase by an indirect, wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV JV Member, of 6.0% of the total membership interests in Trilogy REIT Holdings from a wholly-owned subsidiary of NHI. Both Griffin-American Healthcare REIT IV, Inc. and us are sponsored by American Healthcare Investors. Effective October 1, 2018, NHI and GAHR IV JV Member indirectly own a 24.0% and 6.0% membership interest, respectively, in Trilogy REIT Holdings. As of December 31, 2018 and 2017, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with the acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2018, 2017 and 2016, we recognized stock compensation expense related to the Profit Interests of $2,898,000, $936,000 and $1,329,000, respectively.
There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2018, 2017 and 2016. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of December 31, 2018 and 2017, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the years ended December 31, 2018, 2017 and 2016.
Distribution Reinvestment Plan
We adopted the Initial DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our initial offering, subject to certain conditions. We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the Initial DRIP in our initial offering at an offering price of $9.50 per share, which we terminated on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the 2015 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the 2015 DRIP Offering until April 22, 2015, following the deregistration of our initial offering.
Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated value of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 DRIP Offering remain unchanged by the Amended and Restated DRIP.
Since October 5, 2016, our board has approved and established an estimated per share net asset value, or NAV, on at least an annual basis. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to the Amended and Restated DRIP were or will be issued at the current estimated per share NAV until such time as our board determines an updated estimated per share NAV. The following is a summary of our historical and current estimated per share NAV:

Approval Date by our Board	Estimated Per Share NAV
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
For the years ended December 31, 2018, 2017 and 2016, $60,030,000, $63,008,000 and $64,604,000, respectively, in distributions were reinvested and 6,464,432, 6,960,664 and 6,861,647 shares of our common stock, respectively, were issued pursuant to the 2015 DRIP Offering. As of December 31, 2018 and 2017, a total of $249,711,000 and $189,681,000, respectively, in distributions were reinvested that resulted in 26,820,010 and 20,355,578 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
See Note 23, Subsequent Events — 2019 DRIP Offering, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Plan
Our board has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will generally limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to the DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or qualifying disability of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period as follows: first, as to repurchases that would result in a stockholder owning less than $2,500 of shares, which may be redeemed in full; and, next, pro rata as to other repurchase requests.
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
Since October 5, 2016, our board has approved and established an estimated per share NAV on at least an annual basis. See the summary of our historical and current estimated per share NAV in the “Distribution Reinvestment Plan” section above. Accordingly, commencing with share repurchase requests submitted during the quarter that our board has approved and established an estimated per share NAV, such NAV per share served or will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such NAV per share in our initial offering, until such time as our board determines an updated estimated per share NAV.
For the years ended December 31, 2018, 2017 and 2016, we received share repurchase requests and repurchased 8,272,789, 3,419,969 and 2,246,766 shares of our common stock, respectively, for an aggregate of $76,577,000, $30,656,000 and $20,941,000, respectively, at an average repurchase price of $9.26, $8.96 and $9.32 per share, respectively. As of December 31, 2018 and 2017, we received cumulative share repurchase requests and repurchased 14,320,453 and 6,047,664 shares of our common stock, respectively, for an aggregate of $131,935,000 and $55,358,000, respectively, at an average repurchase price of $9.21 and $9.15 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 Incentive Plan
We adopted our incentive plan pursuant to which our board or a committee of our independent directors may make grants of options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For the years ended December 31, 2018, 2017 and 2016, we granted 22,500, 22,500 and 30,000 shares of our restricted common stock, respectively, at a weighted average grant date fair value of $9.27, $9.01 and $10.00 per share, respectively, to our independent directors in connection with their election or re-election to our board, or in consideration for their past services rendered. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For the years ended December 31, 2018, 2017 and 2016, we recognized stock compensation expense of $215,000, $216,000 and $196,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the years ended December 31, 2018, 2017 and 2016, we incurred $24,266,000, $23,698,000 and $29,494,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the years ended December 31, 2018, 2017 and 2016, we incurred $1,194,000, $1,922,000 and $9,591,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805 are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
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
For the years ended December 31, 2018, 2017 and 2016, we incurred $137,000, $104,000 and $182,000, respectively, in development fees to our advisor or its affiliates. Until December 31, 2017, development fees were expensed and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since January 1, 2017, as a result of our adoption of ASU 2017-01, development fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs, real estate commissions or other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2018, 2017 and 2016, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions or real estate-related investments, except with respect to our acquisition of Crown Senior Care Portfolio. Pursuant to our charter, prior to the acquisition of Crown Senior Care Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the reimbursement of fees and expenses to our advisor or its affiliates in connection with the acquisition of Crown Senior Care Portfolio in excess of 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.
For the years ended December 31, 2018 and 2017, we did not incur any acquisition expenses to our advisor or its affiliates. For the year ended December 31, 2016, we incurred $1,000 in acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
Operational Stage
Asset Management Fee
We pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
For the years ended December 31, 2018, 2017 and 2016, we incurred $19,373,000, $18,793,000 and $16,949,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2018, 2017 and 2016, we incurred $2,428,000, $2,358,000 and $2,313,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expenses and rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2018, 2017 and 2016, we incurred $843,000, $267,000 and $213,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2018, 2017 and 2016, we incurred $91,000, $46,000 and $80,000, respectively, in construction management fees to our advisor or its affiliates.
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
For the 12 months ended December 31, 2018, 2017 and 2016, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended December 31,
	2018	2017	2016
Operating expenses as a percentage of average invested assets	0.9%	0.9%	1.0%
Operating expenses as a percentage of net income	19.1%	16.6%	14.5%
For the years ended December 31, 2018, 2017 and 2016, our advisor or its affiliates incurred operating expenses on our behalf of $200,000, $208,000 and $165,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the years ended December 31, 2018, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.

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
For the years ended December 31, 2018 and 2016, we did not incur any disposition fees to our advisor or its affiliates. For the year ended December 31, 2017, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for a further discussion.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2018, 2017 and 2016, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2018, 2017 and 2016, we did not pay any such distributions to our advisor.
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
As of December 31, 2018 and 2017, we did not have any liability related to the subordinated distribution upon termination.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2018 and 2017:

	December 31,
Fee	2018	2017
Asset and property management fees	$1,856,000	$1,783,000
Lease commissions	94,000	31,000
Development fees	68,000	104,000
Construction management fees	58,000	14,000
Acquisition fees	15,000	115,000
Operating expenses	12,000	10,000
	$2,103,000	$2,057,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$417,000	$—	$417,000
Total assets at fair value	$—	$417,000	$—	$417,000
Liabilities:
Contingent consideration obligations	$—	$—	$681,000	$681,000
Warrants	—	—	1,207,000	1,207,000
Total liabilities at fair value	$—	$—	$1,888,000	$1,888,000
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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2018 and 2017.

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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration Liabilities
As of December 31, 2018 and 2017, we have accrued $681,000 and $5,107,000, respectively, of contingent consideration obligations in connection with our acquisitions of senior housing facilities within North Carolina ALF Portfolio. Such obligations are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and were to be paid upon various conditions being met, including our tenants achieving certain operating performance metrics. In particular, the amounts were to be paid based upon the computation in the lease agreement and receipt of notification within three years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation, and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There was no minimum required payment but the total maximum was capped at $20,318,000 and also limited by the tenant’s ability to increase its EBITDAR. Any payment made results in an increase in the monthly rent charged to the tenant and additional rental revenue to us. Upon the tenant meeting certain conditions under the lease agreement and providing us notice in November 2018, we paid $1,583,000 towards this obligation related to the Moorseville facility in December 2018. The contingent consideration obligation related to the Clemmons facility continues to be revised to its estimated fair value each reporting period, and as such, as of December 31, 2018, we estimate that we will pay the contingent consideration of $681,000 for this facility within North Carolina ALF Portfolio. Accordingly, for the years ended December 31, 2018 and 2017, we realized a net gain to earnings of $(2,843,000) and $(3,835,000), respectively, for these adjustments to contingent consideration obligations related to North Carolina ALF Portfolio. Effective January 2018, the lease agreement was amended to extend the contingent consideration payout period to four years from the original three years for the Clemmons facility with other terms of the amendment remaining consistent with the original lease agreement, as discussed above, with a remaining total maximum payment for the Clemmons facility capped at $11,000,000.
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Any changes in the fair value of our contingent consideration subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and liabilities are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2018, the unobservable inputs used for the contingent consideration valuations related to the Clemmons facility within North Carolina ALF Portfolio included the tenant’s annualized EBITDAR of $1,412,000 and a discount rate per annum of 1.25%. As of December 31, 2017, the unobservable inputs used for the contingent consideration valuations related to the Mooresville facility and Clemmons facility within North Carolina ALF Portfolio included the tenant’s annualized EBITDAR of $1,634,000 and $1,416,000, respectively, and a discount rate per annum of 1.25%. As of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2016, the unobservable inputs used for the contingent consideration valuations related to the Mooresville facility and Clemmons facility within North Carolina ALF Portfolio included the tenant’s annualized EBITDAR of $1,599,000 and $1,753,000, respectively, and a discount rate per annum of 1.20%. As of December 31, 2018 and 2017, we also used as inputs for such valuations an Applicable Rate of 7.2%, as defined in the respective lease agreements, and assumed the tenants of the two facilities would request for 100% of the eligible payments in January 2019 and June 2019, respectively. Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to the contingent consideration obligations as of December 31, 2018 and 2017.
The following is a reconciliation of the beginning and ending balances of our contingent consideration obligations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Contingent Consideration Obligations:
Beginning balance	$5,107,000	$8,992,000	$5,912,000
Realized/unrealized (gains) losses recognized in earnings	(2,843,000)	(3,885,000)	13,430,000
Settlements of obligations	(1,583,000)	—	(10,350,000)
Ending balance	$681,000	$5,107,000	$8,992,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$(2,843,000)	$(3,885,000)	$13,430,000
Warrants
As of December 31, 2018 and 2017, we have recorded $1,207,000 and $1,155,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2018 and 2017, the carrying value is a reasonable estimate of fair value.
Real Estate Investment
For the years ended December 31, 2018 and 2017, we determined that one of our medical office buildings was impaired based upon discounted cash flow analyses where the most significant inputs were market rent, capitalization rate and discount rate. We considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of our real estate investment as of December 31, 2018 and 2017:

	Range of Inputs or Inputs
	December 31,
	2018	2017
Unobservable Inputs
Market rent per square foot	$13.75 to $25.00	$19.00 to $25.53
Capitalization rate	7.50%	7.25%
Discount rate	8.00%	8.00%
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
The fair value of our real estate notes receivable and debt security investment are estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our real estate notes receivable, debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Real estate notes receivable	$28,782,000	$28,782,000	$30,713,000	$31,414,000
Debt security investment	$69,873,000	$94,116,000	$67,275,000	$94,202,000
Financial Liabilities:
Mortgage loans payable	$688,262,000	$618,886,000	$613,558,000	$570,918,000
Lines of credit and term loans	$735,737,000	$737,982,000	$617,798,000	$624,102,000
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
We adopted ASU 2018-05 which allows us to record provisional amounts during the period of enactment. Any change to the provisional amounts would have been recorded as an adjustment to the provision for income taxes in the period the amounts are determined. The measurement period ends when we have obtained, prepared and analyzed the information necessary to finalize the provision, but cannot extend beyond one year of the enactment date. As of December 31, 2018, the measurement period has closed, and there were no material changes to the provision for income taxes. The Tax Act is still unclear in some respects and could be subject to potential amendments and technical corrections. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. As a result, the long-term impact of the Tax Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.
The components of income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016, were as follows:

	December 31,
	2018	2017	2016
Domestic	$14,202,000	$2,931,000	$(202,886,000)
Foreign	(462,000)	(808,000)	(667,000)
Income (loss) before income taxes	$13,740,000	$2,123,000	$(203,553,000)
The components of income tax (benefit) expense for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31,
	2018	2017	2016
Federal deferred	$(4,647,000)	$(3,382,000)	$(6,656,000)
State deferred	(922,000)	(755,000)	(1,502,000)
Foreign deferred	—	—	—
Federal current	—	—	(3,000)
Foreign current	988,000	543,000	160,000
Valuation allowances	3,784,000	367,000	8,344,000
Total income tax (benefit) expense	$(797,000)	$(3,227,000)	$343,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2018 and 2017, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2018 and 2017, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Fixed assets & intangibles	$7,292,000	$8,189,000
Expense accruals & other	10,686,000	6,956,000
Net operating loss	8,980,000	6,338,000
Reserves and accruals	4,095,000	2,466,000
Allowances for accounts receivable	581,000	1,766,000
Investment in joint ventures	1,909,000	1,465,000
Valuation allowances	(24,082,000)	(20,298,000)
Total deferred income tax assets	$9,461,000	$6,882,000
Deferred income tax liabilities:
Fixed assets and intangibles	$(8,924,000)	$(8,413,000)
Other — temporary differences	(2,903,000)	(2,689,000)
Total deferred income tax liabilities	$(11,827,000)	$(11,102,000)
At December 31, 2018, we had a net operating loss, or NOL, carryforward of $34,656,000 related to the TRSs. These amounts can be used to offset future taxable income, if any. The NOL carryforwards that were incurred before January 1, 2018 begin to expire in 2035 with respect to the TRSs. The NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018		2017		2016
Ordinary income	$33,141,000	27.6%	$40,475,000	34.1%	$28,135,000	24.2%
Capital gain	—	—	—	—	—	—
Return of capital	86,833,000	72.4	78,285,000	65.9	88,140,000	75.8
	$119,974,000	100%	$118,760,000	100%	$116,275,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
17. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2059 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$92,888,000
2020	88,536,000
2021	86,362,000
2022	80,233,000
2023	72,535,000
Thereafter	559,649,000
$980,203,000
Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2112, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$22,194,000
2020	22,564,000
2021	23,166,000
2022	23,702,000
2023	23,154,000
Thereafter	177,927,000
$292,707,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840. A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Future minimum lease payments under financing, capital lease and other obligations as of December 31, 2018 for each of the next five years ending December 31 was as follows:

Year	Capital Leases	Financing Obligations	Other Obligations	Amount(1)
2019	$3,307,000	$4,272,000	$1,049,000	$8,628,000
2020	1,266,000	10,906,000	—	12,172,000
2021	130,000	5,586,000	—	5,716,000
2022	—	1,545,000	—	1,545,000
2023	—	462,000	—	462,000
	$4,703,000	$22,771,000	$1,049,000	$28,523,000
___________

(1)
Amounts above represent principal of $26,947,000 and interest obligations of $1,576,000 under financing, capital lease and other arrangements. As of December 31, 2018 and 2017, we have not recorded any purchase option liabilities. When such liabilities are recorded, amounts are included in financing and capital lease obligations in our accompanying consolidated balance sheets and are excluded from amounts above. Purchase option liabilities are recorded at their estimated fair value by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price.

18. Business Combinations
2018 Business Combination
For the year ended December 31, 2018, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2018 property acquisitions accounted for as asset acquisitions.
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
19. Segment Reporting
As of December 31, 2018, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes our debt security investment and Crown Senior Care Facility, a facility agreement we entered into with Caring Homes (TFP) Group Limited, or the CHG Borrower, an unaffiliated third party, on September 16, 2015, which was collateralized by three senior housing facilities in the UK and the income from the CHG Borrower’s operations and which was settled in full on November 15, 2016. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2018
Revenues:
Resident fees and services	$940,616,000	$65,075,000	$—	$—	$—	$—	$1,005,691,000
Real estate revenue	—	—	80,078,000	21,913,000	14,887,000	12,691,000	129,569,000
Total revenues	940,616,000	65,075,000	80,078,000	21,913,000	14,887,000	12,691,000	1,135,260,000
Expenses:
Property operating expenses	844,279,000	44,792,000	—	—	—	—	889,071,000
Rental expenses	—	—	30,514,000	837,000	1,816,000	1,656,000	34,823,000
Segment net operating income	$96,337,000	$20,283,000	$49,564,000	$21,076,000	$13,071,000	$11,035,000	$211,366,000
Expenses:
General and administrative							$28,770,000
Acquisition related expenses							(2,913,000)
Depreciation and amortization							95,678,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(66,281,000)
Loss in fair value of derivative financial instruments							(1,949,000)
Impairment of real estate investments							(2,542,000)
Loss from unconsolidated entities							(3,877,000)
Foreign currency loss							(2,690,000)
Other income							1,248,000
Income before income taxes							13,740,000
Income tax benefit							797,000
Net income							$14,537,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2017
Revenues:
Resident fees and services	$863,029,000	$64,192,000	$—	$—	$—	$—	$927,221,000
Real estate revenue	—	—	78,584,000	20,898,000	14,884,000	12,705,000	127,071,000
Total revenues	863,029,000	64,192,000	78,584,000	20,898,000	14,884,000	12,705,000	1,054,292,000
Expenses:
Property operating expenses	763,306,000	43,133,000	—	—	—	—	806,439,000
Rental expenses	—	—	29,344,000	670,000	1,608,000	1,453,000	33,075,000
Segment net operating income	$99,723,000	$21,059,000	$49,240,000	$20,228,000	$13,276,000	$11,252,000	$214,778,000
Expenses:
General and administrative							$32,587,000
Acquisition related expenses							(3,833,000)
Depreciation and amortization							113,226,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(60,872,000)
Gain in fair value of derivative financial instruments							383,000
Gain on dispositions of real estate investments							3,370,000
Impairment of real estate investments							(14,070,000)
Loss from unconsolidated entities							(5,048,000)
Foreign currency gain							4,045,000
Other income							1,517,000
Income before income taxes							2,123,000
Income tax benefit							3,227,000
Net income							$5,350,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2016
Revenues:
Resident fees and services	$810,034,000	$62,371,000	$—	$—	$—	$—	$872,405,000
Real estate revenue	—	—	73,252,000	18,517,000	8,686,000	16,711,000	117,166,000
Total revenues	810,034,000	62,371,000	73,252,000	18,517,000	8,686,000	16,711,000	989,571,000
Expenses:
Property operating expenses	722,793,000	42,346,000	—	—	—	—	765,139,000
Rental expenses	—	—	26,863,000	538,000	758,000	1,235,000	29,394,000
Segment net operating income	$87,241,000	$20,025,000	$46,389,000	$17,979,000	$7,928,000	$15,476,000	$195,038,000
Expenses:
General and administrative							$28,951,000
Acquisition related expenses							28,589,000
Depreciation and amortization							271,307,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(45,665,000)
Gain in fair value of derivative financial instruments							1,968,000
Loss from unconsolidated entities							(18,377,000)
Foreign currency loss							(8,755,000)
Other income							1,085,000
Loss before income taxes							(203,553,000)
Income tax expense							(343,000)
Net loss							$(203,896,000)
Assets by reportable segment as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Integrated senior health campuses	$1,478,147,000	$1,366,245,000
Medical office buildings	646,784,000	662,959,000
Senior housing — RIDEA	271,381,000	279,388,000
Senior housing	242,686,000	231,559,000
Skilled nursing facilities	127,809,000	129,359,000
Hospitals	118,685,000	123,431,000
Other	3,600,000	7,534,000
Total assets	$2,889,092,000	$2,800,475,000
As of both December 31, 2018 and 2017, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Revenues:
United States	$1,130,350,000	$1,049,586,000	$985,069,000
International	4,910,000	4,706,000	4,502,000
	$1,135,260,000	$1,054,292,000	$989,571,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Real estate investments, net:
United States	$2,173,395,000	$2,110,280,000
International	49,286,000	52,978,000
	$2,222,681,000	$2,163,258,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2018 and 2017, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2018, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana accounted for 34.5% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of December 31, 2018, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 47.1%, 27.6%, 9.4%, 6.5%, 5.6% and 3.8%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of December 31, 2018, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2018.
21. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $28,000, $26,000 and $18,000, respectively, for the years ended December 31, 2018, 2017 and 2016. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of December 31, 2018 and 2017, there were 46,500 and 45,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2018 and 2017, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
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

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$292,926,000	$284,179,000	$280,263,000	$277,892,000
Expenses	(271,427,000)	(261,856,000)	(256,536,000)	(255,610,000)
Other expense	(19,749,000)	(18,543,000)	(23,571,000)	(14,228,000)
Income tax (expense) benefit	(144,000)	44,000	526,000	371,000
Net income	1,606,000	3,824,000	682,000	8,425,000
Less: net income attributable to noncontrolling interests	(16,000)	(212,000)	(740,000)	(272,000)
Net income (loss) attributable to controlling interest	$1,590,000	$3,612,000	$(58,000)	$8,153,000
Net income per common share attributable to controlling interest — basic and diluted	$0.01	$0.02	$—	$0.04
Weighted average number of common shares outstanding — basic and diluted	199,459,268	199,818,444	200,202,193	200,347,084

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$276,570,000	$262,748,000	$258,573,000	$256,401,000
Expenses	(246,854,000)	(244,266,000)	(244,877,000)	(245,497,000)
Other expense	(24,552,000)	(14,741,000)	(12,738,000)	(18,644,000)
Income tax benefit	1,729,000	720,000	565,000	213,000
Net income (loss)	6,893,000	4,461,000	1,523,000	(7,527,000)
Less: net (income) loss attributable to noncontrolling interests	(179,000)	176,000	1,867,000	4,008,000
Net income (loss) attributable to controlling interest	$6,714,000	$4,637,000	$3,390,000	$(3,519,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.03	$0.02	$0.02	$(0.02)
Weighted average number of common shares outstanding — basic and diluted	199,428,746	198,733,528	197,845,193	196,897,807

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Subsequent Events
2019 Corporate Line of Credit
On January 25, 2019, we terminated the 2016 Corporate Credit Agreement, as amended, and the 2016 Corporate Revolving Notes, with each of Bank of America, KeyBank and a syndicate of other banks, as lenders, and we entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; Citizens Bank, National Association, as a syndication agent, a swing line lender, a letter of credit issuer, a joint lead arranger and joint bookrunner; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $480,000,000. We may obtain up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The 2019 Credit Facility matures on January 25, 2022, and may be extended for one 12-month period during the term of the 2019 Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee.
The maximum principal amount of the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2019 Corporate Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
At our option, the 2019 Corporate Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate, (as defined in the 2019 Corporate Credit Agreement) plus (ii) a margin ranging from 1.50% to 2.20% based on our Consolidated Leverage Ratio (as defined in the 2019 Corporate Credit Agreement), or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate (as defined in the 2019 Corporate Credit Agreement) plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.50% to 1.20% based on our Consolidated Leverage Ratio. Accrued interest on the 2019 Corporate Line of Credit is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2019 Corporate Credit Agreement at a per annum rate equal to 0.20% if the average daily used amount is greater than 50% of the commitments and 0.25% if the average daily used amount is less than or equal to 50% of the commitments, which fee shall be measured and payable on a quarterly basis.
The 2019 Corporate Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness.
2019 DRIP Offering
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we will not commence offering shares pursuant to the 2019 DRIP Offering until the termination of the 2015 DRIP Offering.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$82,000	$479,000	$2,953,000	$3,432,000	$(617,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	24,000	240,000	2,330,000	2,570,000	(388,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	63,000	216,000	3,198,000	3,414,000	(489,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	7,000	250,000	2,221,000	2,471,000	(392,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	3,000	104,000	777,000	881,000	(142,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	296,000	943,000	6,584,000	7,527,000	(1,140,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	(1,000)	331,000	5,102,000	5,433,000	(751,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(1,023,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	—	891,000	6,538,000	7,429,000	(1,062,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	398,000	1,045,000	5,466,000	6,511,000	(1,325,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	7,155,000	1,028,000	9,430,000	270,000	1,028,000	9,700,000	10,728,000	(1,713,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Olympia Fields, IL	—	298,000	2,726,000	21,000	298,000	2,747,000	3,045,000	(401,000)	2005	12/04/14
	Columbus, OH	—	225,000	5,649,000	158,000	225,000	5,807,000	6,032,000	(783,000)	2005	12/04/14
	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(709,000)	2009	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(11,877,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	57,000	—	19,999,000	19,999,000	(2,705,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(236,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(407,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(1,119,000)	2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	—	368,000	1,711,000	2,079,000	(475,000)	1970	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(161,000)	1956	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Longview, TX	$—	$—	$27,601,000	$1,565,000	$—	$29,166,000	$29,166,000	$(4,298,000)	1985/1993/ 2004	12/12/14
Premier MOB (Medical Office)	Novi, MI	—	644,000	10,420,000	770,000	644,000	11,190,000	11,834,000	(1,495,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	1,179,000	411,000	12,184,000	12,595,000	(1,490,000)	1988	01/13/15
	Somerville, MA	—	1,509,000	46,775,000	1,662,000	1,509,000	48,437,000	49,946,000	(5,216,000)	1990	01/13/15
	Morristown, NJ	—	3,763,000	26,957,000	2,223,000	3,764,000	29,179,000	32,943,000	(4,454,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	402,000	1,683,000	9,807,000	11,490,000	(1,415,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	1,651,000	—	21,244,000	21,244,000	(2,527,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	9,225,000	3,427,000	13,849,000	2,460,000	3,427,000	16,309,000	19,736,000	(2,366,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (Senior Housing)	Clemmons, NC	—	596,000	13,237,000	—	596,000	13,237,000	13,833,000	(1,514,000)	2014	06/29/15
	Mooresville, NC	—	835,000	15,894,000	—	835,000	15,894,000	16,729,000	(1,912,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	—	1,069,000	21,235,000	22,304,000	(2,390,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	—	772,000	13,596,000	14,368,000	(1,480,000)	2014	06/29/15
	Huntersville, NC	—	2,033,000	11,494,000	—	2,033,000	11,494,000	13,527,000	(724,000)	2015	01/18/17
	Matthews, NC	—	949,000	12,537,000	—	949,000	12,537,000	13,486,000	(143,000)	2017	08/30/18
Orange Star Medical Portfolio (Medical Office and Hospital)	Keller, TX	—	1,604,000	7,912,000	28,000	1,604,000	7,940,000	9,544,000	(1,041,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	216,000	259,000	10,806,000	11,065,000	(1,284,000)	1987	02/26/15
	Friendswood, TX	—	500,000	7,664,000	218,000	500,000	7,882,000	8,382,000	(951,000)	2008	02/26/15
	Durango, CO	—	623,000	14,166,000	228,000	623,000	14,394,000	15,017,000	(1,560,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	458,000	788,000	10,925,000	11,713,000	(1,328,000)	2004	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	89,000	820,000	8,678,000	9,498,000	(1,094,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	—	781,000	3,943,000	4,724,000	(531,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	(39,000)	1,188,000	10,681,000	11,869,000	(1,282,000)	2012	03/17/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Homewood AL MOB (Medical Office)	Homewood, AL	$—	$405,000	$6,590,000	$(295,000)	$405,000	$6,295,000	$6,700,000	$(731,000)	2010	03/27/15
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	13,014,000	2,313,000	12,447,000	1,591,000	2,313,000	14,038,000	16,351,000	(1,774,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	1,257,000	1,668,000	8,614,000	10,282,000	(1,200,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	1,711,000	2,692,000	15,806,000	18,498,000	(2,092,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	34,000	1,347,000	10,981,000	12,328,000	(1,252,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (Senior Housing — RIDEA)	Elkhart, IN	—	793,000	6,009,000	106,000	793,000	6,115,000	6,908,000	(966,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	403,000	782,000	7,163,000	7,945,000	(1,177,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	(156,000)	604,000	11,373,000	11,977,000	(1,376,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	254,000	392,000	15,148,000	15,540,000	(1,828,000)	2008	05/14/15
	Mishawaka, IN	9,597,000	3,670,000	14,416,000	291,000	3,670,000	14,707,000	18,377,000	(1,792,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	146,000	404,000	5,196,000	5,600,000	(796,000)	2000	06/11/15 and 11/20/15
Mount Dora Medical Center (Medical Office)	Mount Dora, FL	—	736,000	14,616,000	(6,996,000)	736,000	7,620,000	8,356,000	(1,184,000)	2008	05/15/15
Nebraska Senior Housing Portfolio (Senior Housing — RIDEA)	Bennington, NE	—	981,000	20,427,000	195,000	981,000	20,622,000	21,603,000	(2,303,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	283,000	1,274,000	38,902,000	40,176,000	(3,934,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (Senior Housing — RIDEA)	Bethlehem, PA	11,325,000	1,542,000	22,249,000	304,000	1,542,000	22,553,000	24,095,000	(2,666,000)	2005	06/30/15
	Boyertown, PA	—	480,000	25,544,000	266,000	480,000	25,810,000	26,290,000	(2,632,000)	2000	06/30/15
	York, PA	—	972,000	29,860,000	24,000	972,000	29,884,000	30,856,000	(3,046,000)	1986	06/30/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	$—	$94,000	$1,977,000	$—	$94,000	$1,977,000	$2,071,000	$(243,000)	2015	07/01/15
	Waterloo, IL	—	736,000	6,332,000	348,000	736,000	6,680,000	7,416,000	(877,000)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200,000	2,648,000	62,000	200,000	2,710,000	2,910,000	(354,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	1,366,000	1,176,000	14,694,000	15,870,000	(1,936,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	2,249,000	8,030,000	26,782,000	34,812,000	(3,718,000)	1989	08/14/15
Richmond VA ALF(Senior Housing — RIDEA)	North Chesterfield, VA	35,129,000	2,146,000	56,671,000	245,000	2,146,000	56,916,000	59,062,000	(5,051,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,165,000	6,954,000	—	1,165,000	6,954,000	8,119,000	(693,000)	2015	09/15/15
	St. Albans, UK	—	1,175,000	12,348,000	449,000	1,175,000	12,797,000	13,972,000	(1,160,000)	2015	10/08/15
	Salisbury, UK	—	1,248,000	11,990,000	4,000	1,248,000	11,994,000	13,242,000	(1,124,000)	2015	12/08/15
	Aberdeen, UK	—	2,026,000	6,039,000	—	2,026,000	6,039,000	8,065,000	(375,000)	1986	11/15/16
	Felixstowe, UK	—	704,000	5,803,000	97,000	704,000	5,900,000	6,604,000	(338,000)	2010/2011	11/15/16
	Felixstowe, UK	—	531,000	2,543,000	66,000	531,000	2,609,000	3,140,000	(165,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	—	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(3,802,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	211,000	499,000	8,564,000	9,063,000	(983,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	131,000	661,000	4,914,000	5,575,000	(536,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	30,000	392,000	3,795,000	4,187,000	(513,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	40,000	548,000	11,855,000	12,403,000	(1,254,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	20,000,000	2,375,000	15,911,000	3,554,000	2,375,000	19,465,000	21,840,000	(2,742,000)	1987	01/21/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Pennsylvania Senior Housing Portfolio II (Senior Housing — RIDEA)	Palmyra, PA	$—	$835,000	$24,424,000	$97,000	$835,000	$24,521,000	$25,356,000	$(2,842,000)	2007	02/01/16
Snellville GA MOB (Medical Office)	Snellville, GA	—	332,000	7,781,000	816,000	332,000	8,597,000	8,929,000	(919,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	155,000	653,000	5,010,000	5,663,000	(561,000)	2007	02/19/16
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	—	606,000	7,924,000	72,000	606,000	7,996,000	8,602,000	(858,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	(41,000)	1,245,000	9,819,000	11,064,000	(1,320,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	(8,000)	663,000	10,539,000	11,202,000	(817,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	153,000	—	17,542,000	17,542,000	(1,396,000)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,875,000	10,847,000	1,000	1,845,000	10,878,000	12,723,000	(776,000)	2015	07/01/16
	Brighton, MA	—	758,000	2,661,000	355,000	779,000	2,995,000	3,774,000	(227,000)	1982	07/01/16
	Duxbury, MA	—	2,823,000	11,244,000	104,000	2,922,000	11,249,000	14,171,000	(874,000)	1983	07/01/16
	Hingham, MA	—	2,150,000	17,390,000	—	2,316,000	17,224,000	19,540,000	(1,223,000)	1990	07/01/16
	Weymouth, MA	—	1,818,000	5,286,000	418,000	1,857,000	5,665,000	7,522,000	(448,000)	1963	07/01/16
	Quincy, MA	15,319,000	3,537,000	13,697,000	156,000	3,537,000	13,853,000	17,390,000	(864,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	368,000	1,727,000	8,819,000	10,546,000	(855,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	10,000	403,000	1,611,000	2,014,000	(146,000)	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	108,000	804,000	12,202,000	13,006,000	(820,000)	1999	12/16/16
New London CT MOB (Medical Office)	New London, CT	—	669,000	3,479,000	242,000	669,000	3,721,000	4,390,000	(281,000)	1987	05/03/17
Middletown OH MOB II (Medical Office)	Middletown, OH	—	—	3,949,000	22,000	—	3,971,000	3,971,000	(138,000)	2007	12/20/17

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Owen Valley Health Campus	Spencer, IN	$9,278,000	$307,000	$9,111,000	$161,000	$307,000	$9,272,000	$9,579,000	$(756,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	9,309,000	973,000	9,702,000	423,000	1,040,000	10,058,000	11,098,000	(820,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,483,000	664,000	12,662,000	605,000	682,000	13,249,000	13,931,000	(1,055,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	7,671,000	1,576,000	8,124,000	308,000	1,576,000	8,432,000	10,008,000	(666,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,840,000	552,000	8,213,000	243,000	619,000	8,389,000	9,008,000	(675,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	6,814,000	720,000	8,145,000	246,000	777,000	8,334,000	9,111,000	(703,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	7,441,000	535,000	9,399,000	284,000	535,000	9,683,000	10,218,000	(817,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	6,165,000	344,000	8,027,000	51,000	347,000	8,075,000	8,422,000	(658,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	6,400,000	1,526,000	10,144,000	11,414,000	1,526,000	21,558,000	23,084,000	(856,000)	2008	12/01/15 and 09/14/16
Woodbridge Health Campus	Logansport, IN	8,818,000	228,000	11,812,000	307,000	233,000	12,114,000	12,347,000	(979,000)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	7,545,000	572,000	7,469,000	304,000	572,000	7,773,000	8,345,000	(611,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	12,061,000	492,000	12,157,000	172,000	502,000	12,319,000	12,821,000	(1,003,000)	2000	12/01/15
Scenic Hills Care Center	Ferdinand, IN	7,854,000	212,000	5,702,000	(4,046,000)	212,000	1,656,000	1,868,000	(43,000)	1985	12/01/15
Forest Glen Health Campus	Springfield, OH	10,790,000	846,000	12,754,000	195,000	875,000	12,920,000	13,795,000	(1,087,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	8,344,000	298,000	7,628,000	95,000	303,000	7,718,000	8,021,000	(628,000)	2007	12/01/15
The Heritage	Findlay, OH	13,999,000	1,312,000	13,475,000	316,000	1,369,000	13,734,000	15,103,000	(1,131,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	8,757,000	881,000	8,113,000	286,000	909,000	8,371,000	9,280,000	(695,000)	1985	12/01/15
The Residence of Waterford Crossing	Goshen, IN	8,869,000	344,000	4,381,000	763,000	349,000	5,139,000	5,488,000	(437,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	8,715,000	522,000	5,463,000	5,361,000	613,000	10,733,000	11,346,000	(531,000)	1986	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Cumberland Pointe	West Lafayette, IN	$10,221,000	$1,645,000	$13,696,000	$462,000	$1,901,000	$13,902,000	$15,803,000	$(1,204,000)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	11,463,000	808,000	8,439,000	691,000	812,000	9,126,000	9,938,000	(797,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	8,140,000	734,000	11,648,000	422,000	760,000	12,044,000	12,804,000	(1,115,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,557,000	384,000	8,189,000	48,000	384,000	8,237,000	8,621,000	(650,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	217,000	472,000	9,830,000	10,302,000	(812,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	10,316,000	1,087,000	7,965,000	518,000	1,134,000	8,436,000	9,570,000	(683,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	15,403,000	440,000	8,953,000	405,000	466,000	9,332,000	9,798,000	(752,000)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	989,000	2,177,000	8,615,000	10,792,000	(731,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,614,000	1,469,000	19,467,000	20,936,000	(1,483,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	17,040,000	2,111,000	14,337,000	5,814,000	2,365,000	19,897,000	22,262,000	(1,528,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	18,523,000	1,542,000	14,107,000	100,000	1,560,000	14,189,000	15,749,000	(1,159,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	9,372,000	2,204,000	13,227,000	144,000	2,210,000	13,365,000	15,575,000	(1,095,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	14,528,000	1,240,000	16,118,000	51,000	1,261,000	16,148,000	17,409,000	(1,299,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	53,000	1,262,000	9,982,000	11,244,000	(794,000)	2011	12/01/15
Lakeland Rehab & Health Center	Milford, IN	—	306,000	2,727,000	(1,251,000)	306,000	1,476,000	1,782,000	(38,000)	1973	12/01/15
Amber Manor Care Center	Petersburg, IN	5,919,000	446,000	6,063,000	215,000	483,000	6,241,000	6,724,000	(536,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	384,000	1,242,000	7,372,000	8,614,000	(626,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	87,000	260,000	4,055,000	4,315,000	(341,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	17,350,000	587,000	15,575,000	216,000	613,000	15,765,000	16,378,000	(1,270,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	363,000	696,000	3,028,000	3,724,000	(259,000)	1977	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Cypress Pointe Health Campus	Englewood, OH	(c)	$921,000	$10,291,000	$833,000	$1,416,000	$10,629,000	$12,045,000	$(845,000)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	567,000	12,716,000	62,000	567,000	12,778,000	13,345,000	(1,028,000)	2008	12/01/15
RidgeCrest Health Campus	Jackson, MI	(c)	642,000	6,194,000	237,000	797,000	6,276,000	7,073,000	(518,000)	2010	12/01/15
Westlake Health Campus	Commerce, MI	$15,143,000	815,000	13,502,000	27,000	815,000	13,529,000	14,344,000	(1,096,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	21,044,000	931,000	14,114,000	1,267,000	1,814,000	14,498,000	16,312,000	(1,277,000)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	1,545,000	1,306,000	11,218,000	12,524,000	(832,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	5,560,000	348,000	2,710,000	46,000	348,000	2,756,000	3,104,000	(233,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	19,000	897,000	12,289,000	13,186,000	(1,009,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	50,000	567,000	13,180,000	13,747,000	(1,091,000)	2012	12/01/15
Glen Oaks Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	51,000	204,000	5,521,000	5,725,000	(454,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	—	880,000	1,803,000	302,000	880,000	2,105,000	2,985,000	(178,000)	1978	12/01/15
Richland Manor	Bluffton, OH	—	224,000	2,200,000	(2,057,000)	—	367,000	367,000	(366,000)	1940	12/01/15
River Terrace Health Campus	Madison, IN	12,367,000	—	13,378,000	2,101,000	—	15,479,000	15,479,000	(1,180,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	12,126,000	467,000	14,532,000	737,000	472,000	15,264,000	15,736,000	(1,150,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	20,799,000	2,337,000	26,524,000	1,377,000	2,445,000	27,793,000	30,238,000	(2,031,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	14,937,000	1,118,000	14,736,000	1,096,000	1,122,000	15,828,000	16,950,000	(1,238,000)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	15,802,000	1,219,000	18,557,000	1,144,000	1,301,000	19,619,000	20,920,000	(1,469,000)	2000	06/30/16
Autumn Woods Health Campus	New Albany, IN	(c)	1,016,000	13,414,000	1,359,000	1,025,000	14,764,000	15,789,000	(1,226,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	9,701,000	783,000	11,880,000	948,000	791,000	12,820,000	13,611,000	(1,036,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	(c)	102,000	8,435,000	3,418,000	139,000	11,816,000	11,955,000	(828,000)	2005	06/30/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Aspen Place Health Campus	Greensburg, IN	$9,968,000	$980,000	$10,970,000	$666,000	$1,014,000	$11,602,000	$12,616,000	$(811,000)	2012	08/16/16
The Willows at Citation	Lexington, KY	(c)	826,000	10,017,000	583,000	844,000	10,582,000	11,426,000	(751,000)	2014	08/16/16
The Willows at East Lansing	East Lansing, MI	17,225,000	1,449,000	15,161,000	1,235,000	1,508,000	16,337,000	17,845,000	(1,283,000)	2014	08/16/16
The Willows at Howell	Howell, MI	(c)	1,051,000	12,099,000	1,295,000	1,079,000	13,366,000	14,445,000	(987,000)	2015	08/16/16
The Willows at Okemos	Okemos, MI	7,895,000	1,171,000	12,326,000	788,000	1,210,000	13,075,000	14,285,000	(1,109,000)	2014	08/16/16
Shelby Crossing Health Campus	Shelby Township, MI	18,102,000	2,533,000	18,440,000	1,936,000	2,588,000	20,321,000	22,909,000	(1,632,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	7,337,000	355,000	9,696,000	375,000	373,000	10,053,000	10,426,000	(708,000)	2014	08/16/16
The Oaks at Northpointe	Zanesville, OH	(c)	624,000	11,665,000	940,000	650,000	12,579,000	13,229,000	(957,000)	2013	08/16/16
The Oaks at Berthesda	Zanesville, OH	4,790,000	714,000	10,791,000	633,000	743,000	11,395,000	12,138,000	(833,000)	2013	08/16/16
White Oak Health Campus	Monticello, IN	2,687,000	—	3,559,000	463,000	225,000	3,797,000	4,022,000	(357,000)	2010	09/23/16
Woodmont Health Campus	Boonville, IN	8,223,000	790,000	9,633,000	757,000	809,000	10,371,000	11,180,000	(879,000)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	(c)	1,776,000	21,420,000	873,000	1,854,000	22,215,000	24,069,000	(1,917,000)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,828,000	764,000	9,209,000	471,000	817,000	9,627,000	10,444,000	(810,000)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	12,135,000	1,740,000	13,422,000	460,000	1,775,000	13,847,000	15,622,000	(787,000)	2012	02/01/17
The Lakes at Monclova	Maumee, OH	13,252,000	1,880,000	12,855,000	1,283,000	1,917,000	14,101,000	16,018,000	(926,000)	2013	02/01/17
The Willows at Willard	Willard, OH	(c)	610,000	12,256,000	2,498,000	622,000	14,742,000	15,364,000	(1,018,000)	2012	02/01/17
Trilogy Real Estate Lowell, LLC	Lowell, IN	—	304,000	—	—	304,000	—	304,000	—	—	06/07/17
Trilogy Healthcare of Pickerington, LLC	Pickerington, OH	—	756,000	—	5,551,000	771,000	5,536,000	6,307,000	—	—	11/03/17
Trilogy Healthcare of Milford, LLC	Milford, IN	4,962,000	488,000	—	10,792,000	488,000	10,792,000	11,280,000	—	—	11/14/17

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Westlake Health Campus — Commerce Villa	Commerce, MI	(c)	$261,000	$6,610,000	$928,000	$268,000	$7,531,000	$7,799,000	$(234,000)	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	$—	—	—	1,219,000	1,219,000	—	1,219,000	—	—	11/30/17
The Meadows of Ottawa	Ottawa, OH	(c)	616,000	7,752,000	320,000	629,000	8,059,000	8,688,000	(314,000)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	10,266,000	930,000	7,635,000	1,471,000	1,089,000	8,947,000	10,036,000	(105,000)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	10,327,000	1,654,000	7,494,000	2,511,000	1,661,000	9,998,000	11,659,000	(492,000)	2016	07/20/18
Orchard Grove Health Campus	Romeo, MI	15,132,000	2,065,000	11,510,000	2,538,000	2,065,000	14,048,000	16,113,000	(500,000)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	11,775,000	1,538,000	8,637,000	335,000	1,546,000	8,964,000	10,510,000	(103,000)	2017	07/20/18
Trilogy Real Estate Gahanna, LLC	Gahanna, Ohio	—	1,146,000	—	963,000	1,201,000	908,000	2,109,000	—	—	10/23/18
Trilogy Real Estate of Kent, LLC	Byron Township, MI	—	2,000,000	—	663,000	2,007,000	656,000	2,663,000	—	—	11/26/18
		$712,132,000	$182,463,000	$2,035,301,000	$115,954,000	$187,999,000	$2,145,719,000	$2,333,718,000	$(208,309,000)

Leased properties(d)		$—	$—	$71,365,000	$62,750,000	$1,150,000	$132,965,000	$134,115,000	$(46,315,000)
Construction in progress		898,000	—	—	9,542,000	297,000	9,245,000	9,542,000	(70,000)
		$713,030,000	$182,463,000	$2,106,666,000	$188,246,000	$189,446,000	$2,287,929,000	$2,477,375,000	$(254,694,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2018, with the exception of Trilogy and Lakeview IN Medical Plaza.

(b)	The cost capitalized subsequent to acquisition is shown inclusive of dispositions and impairments.

(c)	These properties are used as collateral for the Trilogy PropCo Line of Credit entered into on December 1, 2015. As of December 31, 2018, the outstanding balance was $170,518,000.

(d)	Represents furniture, fixtures, equipment and improvements associated with properties under operating leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

(e)	The changes in total real estate for the years ended December 31, 2018, 2017 and 2016 are as follows:

Amount
Balance — December 31, 2015	$1,704,998,000
Acquisitions	487,114,000
Additions	54,069,000
Dispositions	(1,420,000)
Foreign currency translation adjustment	(11,005,000)
Balance — December 31, 2016	$2,233,756,000
Acquisitions	$83,309,000
Additions	35,243,000
Dispositions and impairments	(20,864,000)
Foreign currency translation adjustment	4,764,000
Balance — December 31, 2017	$2,336,208,000
Acquisitions	$60,751,000
Additions	87,061,000
Dispositions and impairments	(4,142,000)
Foreign currency translation adjustment	(2,503,000)
Balance — December 31, 2018	$2,477,375,000

(f)	As of December 31, 2018, the aggregate cost of our properties was $2,372,354,000 for federal income tax purposes.

(g)	The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

Amount
Balance — December 31, 2015	$26,600,000
Additions	68,708,000
Dispositions	(628,000)
Foreign currency translation adjustment	95,000
Balance — December 31, 2016	$94,775,000
Additions	$81,743,000
Dispositions	(3,574,000)
Foreign currency translation adjustment	6,000
Balance — December 31, 2017	$172,950,000
Additions	$83,309,000
Dispositions	(1,603,000)
Foreign currency translation adjustment	38,000
Balance — December 31, 2018	$254,694,000

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST
December 31, 2018

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-229427) filed January 30, 2019 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.2
Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.5 to Pre-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-186073) filed April 10, 2013 and incorporated herein by reference)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.6 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-186073) filed June 6, 2013 and incorporated herein by reference)

10.4
Third Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.7 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-186073) filed November 8, 2013 and incorporated herein by reference)

10.5
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.6
Form of Indemnification Agreement between Griffin-American Healthcare REIT III, Inc. and Indemnitee made effective as of January 17, 2013 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.7
Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.8
Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed December 19, 2016 and incorporated herein by reference)

10.9
First Amendment, Waiver and Commitment Increase Agreement by and among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., Subsidiary Guarantors, Existing Lenders, New Lender, Bank of America, N.A. and KeyBank, National Association, dated August 3, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed August 9, 2017 and incorporated herein by reference)

10.10
First Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of October 1, 2018, entered into by and among GAHC3 Trilogy JV, LLC, Trilogy Holdings NT-HCI, LLC and GAHC4 Trilogy JV, LLC (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55434) filed November 14, 2018 and incorporated herein by reference)

10.11
Commitment Increase Agreement by and among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., Subsidiary Guarantors and Bank of America, N.A., dated December 20, 2018 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed December 27, 2018 and incorporated herein by reference)

10.12
Amended and Restated Revolving Note dated December 20, 2018, by Griffin-American Healthcare REIT III Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55434) filed December 27, 2018 and incorporated herein by reference)

10.13*	Amendment No. 1 to Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST — (Continued)
December 31, 2018

21.1*	Subsidiaries of Griffin-American Healthcare REIT III, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
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

Date: March 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 21, 2019

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 21, 2019

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 21, 2019

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 21, 2019

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 21, 2019

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 21, 2019