Form 10-Q
period 2019-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2019-05-15
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
As of May 10, 2019, there were 196,193,084 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 and December 31, 2018
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, net	$2,223,669,000	$2,222,681,000
Real estate notes receivable and debt security investment, net	99,312,000	98,655,000
Cash and cash equivalents	34,904,000	35,132,000
Accounts and other receivables, net	128,226,000	122,918,000
Restricted cash	38,972,000	37,573,000
Real estate deposits	3,119,000	3,077,000
Identified intangible assets, net	170,671,000	179,521,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets	208,160,000	—
Other assets, net	122,546,000	114,226,000
Total assets	$3,104,888,000	$2,889,092,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$691,896,000	$688,262,000
Lines of credit and term loans(1)	804,049,000	738,048,000
Accounts payable and accrued liabilities(1)	135,730,000	139,383,000
Accounts payable due to affiliates(1)	2,014,000	2,103,000
Identified intangible liabilities, net	947,000	1,051,000
Financing obligations(1)	26,377,000	25,947,000
Operating lease liabilities(1)	195,990,000	—
Security deposits, prepaid rent and other liabilities(1)	34,728,000	37,418,000
Total liabilities	1,891,731,000	1,632,212,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	37,839,000	38,245,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 195,188,759 and 197,557,377 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,951,000	1,975,000
Additional paid-in capital	1,743,711,000	1,765,840,000
Accumulated deficit	(728,598,000)	(704,748,000)
Accumulated other comprehensive loss	(2,341,000)	(2,560,000)
Total stockholders’ equity	1,014,723,000	1,060,507,000
Noncontrolling interests (Note 13)	160,595,000	158,128,000
Total equity	1,175,318,000	1,218,635,000
Total liabilities, redeemable noncontrolling interests and equity	$3,104,888,000	$2,889,092,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2019 and December 31, 2018
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of March 31, 2019 and December 31, 2018 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit and 2016 Corporate Line of Credit, respectively, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $614,500,000 and $548,500,000 as of March 31, 2019 and December 31, 2018, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Resident fees and services	$268,282,000	$245,393,000
Real estate revenue	32,776,000	32,499,000
Total revenues	301,058,000	277,892,000
Expenses:
Property operating expenses	234,952,000	217,359,000
Rental expenses	8,425,000	8,940,000
General and administrative	6,917,000	6,388,000
Acquisition related expenses	(696,000)	(769,000)
Depreciation and amortization	25,628,000	23,692,000
Total expenses	275,226,000	255,610,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(19,059,000)	(15,352,000)
(Loss) gain in fair value of derivative financial instruments	(560,000)	110,000
Loss from unconsolidated entities	(454,000)	(1,077,000)
Foreign currency gain	1,042,000	1,796,000
Other income	208,000	295,000
Income before income taxes	7,009,000	8,054,000
Income tax (expense) benefit	(151,000)	371,000
Net income	6,858,000	8,425,000
Less: net income attributable to noncontrolling interests	(1,348,000)	(272,000)
Net income attributable to controlling interest	$5,510,000	$8,153,000
Net income per common share attributable to controlling interest — basic and diluted	$0.03	$0.04
Weighted average number of common shares outstanding — basic and diluted	198,400,657	200,347,084

Net income	$6,858,000	$8,425,000
Other comprehensive income:
Foreign currency translation adjustments	219,000	446,000
Total other comprehensive income	219,000	446,000
Comprehensive income	7,077,000	8,871,000
Less: comprehensive income attributable to noncontrolling interests	(1,348,000)	(272,000)
Comprehensive income attributable to controlling interest	$5,729,000	$8,599,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000		$1,218,635,000
Offering costs — common stock	—	—	(83,000)	—	—	(83,000)	—		(83,000)
Issuance of common stock under the DRIP	1,515,098	15,000	14,181,000	—	—	14,196,000	—		14,196,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—		43,000
Stock based compensation	—	—	—	—	—	—	195,000		195,000
Repurchase of common stock	(3,883,716)	(39,000)	(36,447,000)	—	—	(36,486,000)	—		(36,486,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,000,000		3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,817,000)		(1,817,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	177,000	—	—	177,000	76,000		253,000
Distributions declared ($0.15 per share)	—	—	—	(29,360,000)	—	(29,360,000)	—		(29,360,000)
Net income	—	—	—	5,510,000	—	5,510,000	1,208,000	(1)	6,718,000
Other comprehensive income	—	—	—	—	219,000	219,000	—		219,000
BALANCE — March 31, 2019	195,188,759	$1,951,000	$1,743,711,000	$(728,598,000)	$(2,341,000)	$1,014,723,000	$160,595,000		$1,175,318,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
Offering costs — common stock	—	—	(6,000)	—	—	(6,000)	—		(6,000)
Issuance of common stock under the DRIP	1,642,834	16,000	15,213,000	—	—	15,229,000	—		15,229,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—		43,000
Stock based compensation	—	—	—	—	—	—	195,000		195,000
Repurchase of common stock	(1,792,524)	(18,000)	(16,488,000)	—	—	(16,506,000)	—		(16,506,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000		4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,919,000)		(1,919,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(173,000)	—	—	(173,000)	(74,000)		(247,000)
Distributions declared ($0.15 per share)	—	—	—	(29,647,000)	—	(29,647,000)	—		(29,647,000)
Net income	—	—	—	8,153,000	—	8,153,000	243,000	(1)	8,396,000
Other comprehensive income	—	—	—	—	446,000	446,000	—		446,000
BALANCE — March 31, 2018	199,193,544	$1,991,000	$1,784,461,000	$(619,538,000)	$(1,525,000)	$1,165,389,000	$161,445,000		$1,326,834,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

___________

(1)
For the three months ended March 31, 2019 and 2018, amounts exclude $140,000 and $29,000, respectively, of net income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,858,000	$8,425,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,628,000	23,692,000
Other amortization	7,577,000	1,174,000
Deferred rent	(1,746,000)	(1,068,000)
Stock based compensation	195,000	195,000
Stock based compensation — nonvested restricted common stock	43,000	43,000
Loss from unconsolidated entities	454,000	1,077,000
Bad debt expense	448,000	126,000
Foreign currency gain	(1,042,000)	(1,791,000)
Change in fair value of contingent consideration	(681,000)	(743,000)
Change in fair value of derivative financial instruments	560,000	(110,000)
Changes in operating assets and liabilities:
Accounts and other receivables	(5,756,000)	(1,571,000)
Other assets	726,000	(2,831,000)
Accounts payable and accrued liabilities	(132,000)	(2,404,000)
Accounts payable due to affiliates	21,000	15,000
Security deposits, prepaid rent, operating lease and other liabilities	(7,853,000)	1,769,000
Net cash provided by operating activities	25,300,000	25,998,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(16,036,000)	—
Investments in unconsolidated entities	(1,100,000)	—
Capital expenditures	(16,722,000)	(12,662,000)
Real estate and other deposits	(187,000)	(2,352,000)
Net cash used in investing activities	(34,045,000)	(15,014,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	6,080,000	458,000
Payments on mortgage loans payable	(2,867,000)	(2,506,000)
Borrowings under the lines of credit and term loans	651,501,000	71,531,000
Payments on the lines of credit and term loans	(585,500,000)	(45,100,000)
Payments under financing obligations	(2,133,000)	(1,754,000)
Deferred financing costs	(6,020,000)	(21,000)
Repurchase of common stock	(36,486,000)	(16,506,000)
Repurchase of stock warrants and redeemable noncontrolling interest	(78,000)	—
Contributions from noncontrolling interests	3,000,000	4,470,000
Distributions to noncontrolling interests	(1,813,000)	(1,915,000)
Contributions from redeemable noncontrolling interests	—	535,000
Distributions to redeemable noncontrolling interests	(485,000)	(166,000)
Security deposits and other	(97,000)	(21,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Distributions paid	$(15,227,000)	$(14,377,000)
Net cash provided by (used in) financing activities	9,875,000	(5,372,000)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,130,000	$5,612,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41,000	59,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	72,705,000	64,143,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$73,876,000	$69,814,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$35,132,000	$33,656,000
Restricted cash	37,573,000	30,487,000
Cash, cash equivalents and restricted cash	$72,705,000	$64,143,000

End of period:
Cash and cash equivalents	$34,904,000	$37,926,000
Restricted cash	38,972,000	31,888,000
Cash, cash equivalents and restricted cash	$73,876,000	$69,814,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16,345,000	$13,774,000
Income taxes	$160,000	$453,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$9,309,000	$5,957,000
Capital expenditures from financing obligations	$2,563,000	$3,194,000
Tenant improvement overage	$313,000	$353,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Accounts payable and accrued liabilities	$37,000	$—
Prepaid rent	$105,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$14,196,000	$15,229,000
Distributions declared but not paid	$10,125,000	$10,233,000
Reclassification of noncontrolling interests to mezzanine equity	$195,000	$195,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
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
On February 26, 2014, we commenced a best efforts initial public offering, or our initial offering, in which we offered to the public up to $1,900,000,000 in shares of our common stock. As of April 22, 2015, the deregistration date of our initial offering, we had received and accepted subscriptions in our initial offering for 184,930,598 shares of our common stock, or $1,842,618,000, excluding shares of our common stock issued pursuant to our initial distribution reinvestment plan, or the Initial DRIP. As of April 22, 2015, a total of $18,511,000 in distributions were reinvested that resulted in 1,948,563 shares of our common stock being issued pursuant to the Initial DRIP. See Note 13, Equity — Common Stock, for a further discussion.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination and deregistration of such offering on March 29, 2019. As of March 29, 2019, a total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering. On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering; however, we did not commence offering shares pursuant to the 2019 DRIP Offering until April 1, 2019, following the deregistration of the 2015 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2019, we owned and/or operated 98 properties, comprising 102 buildings, and 113 integrated senior health campuses including completed development projects, or approximately 13,412,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,967,409,000. In addition, as of March 31, 2019, we had invested $89,079,000 in real estate-related investments, net of principal repayments.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest therein. As of March 31, 2019 and December 31, 2018, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 21, 2019.
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
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 as of and for the three months ended March 31, 2019 and under ASC Topic 840 as of and for the year ended December 31, 2018. In addition, ASC Topic 842 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASC Topic 842 on January 1, 2019. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater of 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of lease liability of $198,453,000 in our condensed consolidated balance sheet for all of our operating leases for which we are the lessee, including facilities leases and ground leases. In addition, we recorded a corresponding right-of-use asset of $211,679,000, which is the lease liability, net of the existing prepaid rent asset and accrued straight-line rent liability balance and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liability and amortization expense on right-of-use assets for our operating leases are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income. The operating lease liability was calculated using our incremental borrowing rate based on the information available as of our adoption date.
The accounting for our existing capital (finance) leases upon adoption of ASC Topic 842 remains substantially unchanged. For our finance leases, the accretion of lease liability is included in interest expense and the amortization expense on right-of-use assets is included in depreciation and amortization in our accompanying condensed consolidated statements of operations and comprehensive income. Further, finance lease liabilities are included within financing obligations in our accompanying condensed consolidated balance sheets.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments under ASC Topic 842 as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore is recognized as part of real estate revenue. In addition as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and (ii) include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
For our senior housing — RIDEA facilities and integrated senior health campuses, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See “Revenue Recognition” below.
See Note 17, Leases, for a further discussion.
Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of revenue as of January 1, 2018; therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018.
Real estate revenue
Prior to January 1, 2019, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays) in accordance with ASC Topic 840, Leases, or ASC Topic 840. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements were recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Effective January 1, 2019, we recognize real estate revenue in accordance with ASC Topic 842. See “Leases” section above.
Resident fees and services revenue
Disaggregation of Resident Fees and Services Revenue
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$52,342,000	$199,372,000	$251,714,000	$45,165,000	$183,896,000	$229,061,000
Senior housing — RIDEA(1)	711,000	15,857,000	16,568,000	768,000	15,564,000	16,332,000
Total resident fees and services	$53,053,000	$215,229,000	$268,282,000	$45,933,000	$199,460,000	$245,393,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2019			2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses(2)	Senior Housing — RIDEA(1)	Total
Medicare	$84,477,000	$—	$84,477,000	$78,037,000	$—	$78,037,000
Medicaid	45,036,000	13,000	45,049,000	40,404,000	3,000	40,407,000
Private and other payors	122,201,000	16,555,000	138,756,000	110,620,000	16,329,000	126,949,000
Total resident fees and services	$251,714,000	$16,568,000	$268,282,000	$229,061,000	$16,332,000	$245,393,000
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

(2)	Medicare includes $21,881,000 of revenue that was previously disclosed as Private and other payors. There was no net change in previously disclosed total resident fees and services.
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2019	$29,160,000	$18,676,000	$39,112,000	$86,948,000
Ending balance — March 31, 2019	30,898,000	18,642,000	43,912,000	93,452,000
Increase/(decrease)	$1,738,000	$(34,000)	$4,800,000	$6,504,000
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2019	$12,569,000
Ending balance — March 31, 2019	10,590,000
Decrease	$(1,979,000)
Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Resident receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Upon our adoption of ASC Topic 606, substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive income. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions and other relevant factors.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Prior to our adoption of ASC Topic 842, tenant receivables and unbilled deferred rent receivables were reduced for uncollectible amounts. Such amounts were charged to bad debt expense, which was included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income. Effective upon our adoption of ASC Topic 842 on January 1, 2019, such amounts are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.
Accounts Payable and Accrued Liabilities
As of March 31, 2019 and December 31, 2018, accounts payable and accrued liabilities primarily includes insurance payables of $31,961,000 and $32,123,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $28,200,000 and $26,428,000, respectively, accrued property taxes of $14,480,000 and $15,121,000, respectively, accrued distributions of $10,125,000 and $10,189,000, respectively, and accrued capital expenditures to unaffiliated third parties of $9,252,000 and $12,490,000, respectively.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In addition, in November 2018, the FASB issued ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for under the new leasing standard ASC Topic 842. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We are evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to our consolidated financial position and results of operation.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are evaluating the complete impact of the adoption of ASU 2018-13 on January 1, 2020 to our consolidated financial statement disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Building, improvements and construction in process	$2,177,669,000	$2,160,944,000
Land and improvements	188,241,000	189,446,000
Furniture, fixtures and equipment	132,992,000	126,985,000
	2,498,902,000	2,477,375,000
Less: accumulated depreciation	(275,233,000)	(254,694,000)
	$2,223,669,000	$2,222,681,000
Depreciation expense for the three months ended March 31, 2019 was $22,204,000. In addition to the acquisitions and completed development discussed below, for the three months ended March 31, 2019, we incurred capital expenditures of $13,628,000 for our integrated senior health campuses, $2,034,000 for our medical office buildings, $305,000 for our senior housing — RIDEA facilities and $34,000 for our skilled nursing facilities. We did not incur any capital expenditures for our senior housing facilities and hospitals for the three months ended March 31, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions of Real Estate Investments
For the three months ended March 31, 2019, using cash on hand and debt financing, we completed the acquisition of one building from an unaffiliated third party, which we added to our existing North Carolina ALF Portfolio. The other six buildings in North Carolina ALF Portfolio were acquired between January 2015 and August 2018. The following is a summary of our property acquisition for the three months ended March 31, 2019:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(2)	Acquisition Fee(3)
North Carolina ALF Portfolio	Garner, NC	Senior Housing	03/27/19	$15,000,000	$15,000,000	$338,000
___________

(1)	We own 100% of our property acquired in 2019.

(2)	Represents a borrowing under the 2019 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of such property.

In addition to the property acquisition discussed above, on March 29, 2019, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we own 67.7%, acquired land in Michigan for a contract purchase price of $736,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of the land attributed to our ownership interest.
For the three months ended March 31, 2019, we accounted for our real estate acquisitions as asset acquisitions. We capitalized closing costs and direct acquisition related expenses of $441,000 for such acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our acquisitions in 2019 based on their relative fair values:

2019 Real Estate Acquisitions
Building and improvements	$11,698,000
Land	2,502,000
In-place leases	1,978,000
Total assets acquired	$16,178,000
Completed Development
For the three months ended March 31, 2019, we completed the development of one integrated senior health campus for $10,558,000, which is included in real estate investments, net, in our accompanying condensed consolidated balance sheets.
4. Real Estate Notes Receivable and Debt Security Investment, Net
The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of March 31, 2019 and December 31, 2018:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate	Maximum Advances Available	March 31, 2019	December 31, 2018
Mezzanine Fixed Rate Notes(1)	02/04/15	12/09/19	6.75%	$28,650,000	$28,650,000	$28,650,000
Debt security investment(2)	10/15/15	08/25/25	4.24%	N/A	69,080,000	68,355,000
					97,730,000	97,005,000
Unamortized loan and closing costs, net					1,582,000	1,650,000
					$99,312,000	$98,655,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

___________

(1)
The Mezzanine Fixed Rate Notes evidence interests in a portion of a mezzanine loan that is secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony Capital. Balance represents the original principal balance, decreased by any subsequent principal paydowns. Such notes only require monthly interest payments and are subject to certain prepayment restrictions if repaid before the maturity date.

(2)
The commercial mortgage-backed debt security, or the debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of March 31, 2019 and December 31, 2018, the net carrying amount with accretion was $70,565,000 and $69,873,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

The following table reflects the changes in the carrying amount of our real estate notes receivable and debt security investment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$98,655,000	$97,988,000
Additions:
Accretion on debt security	725,000	657,000
Deductions:
Amortization of loan and closing costs	(68,000)	(59,000)
Ending balance	$99,312,000	$98,586,000
For the three months ended March 31, 2019 and 2018, we did not record any impairment losses on our real estate notes receivable or debt security investment. Amortization expense on loan and closing costs was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Amortized intangible assets:
In-place leases, net of accumulated amortization of $25,467,000 and $23,497,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 10.2 years and 9.8 years as of March 31, 2019 and December 31, 2018, respectively)	$44,801,000	$45,815,000
Leasehold interests, net of accumulated amortization of $548,000 as of December 31, 2018 (with a weighted average remaining life of 53.6 years as of December 31, 2018)(1)	—	7,346,000
Customer relationships, net of accumulated amortization of $224,000 and $187,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 18.5 years and 18.8 years as of March 31, 2019 and December 31, 2018, respectively)	2,616,000	2,653,000
Above-market leases, net of accumulated amortization of $1,942,000 and $2,851,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 5.2 years as of both March 31, 2019 and December 31, 2018)	1,847,000	2,059,000
Internally developed technology and software, net of accumulated amortization of $141,000 and $117,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 3.5 years and 3.8 years as of March 31, 2019 and December 31, 2018, respectively)	329,000	353,000
Unamortized intangible assets:
Certificates of need	88,373,000	88,590,000
Trade names	30,787,000	30,787,000
Purchase option asset	1,918,000	1,918,000
	$170,671,000	$179,521,000
___________

(1)
Such amount related to our ownership of fee simple interests in the building and improvements of 11 of our buildings that are subject to respective ground leases. Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets in our accompanying condensed consolidated balance sheet. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 17, Leases, for a further discussion.

Amortization expense for the three months ended March 31, 2019 and 2018 was $3,345,000 and $3,512,000, respectively, which included $212,000 and $339,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0 and $36,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income.
The aggregate weighted average remaining life of the identified intangible assets was 10.4 years and 15.5 years as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$6,974,000
2020	6,088,000
2021	5,515,000
2022	4,797,000
2023	4,016,000
Thereafter	22,203,000
$49,593,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Deferred rent receivables	$31,648,000	$23,334,000
Prepaid expenses, deposits and other assets	27,053,000	29,803,000
Inventory	18,601,000	21,151,000
Investment in unconsolidated entities	16,078,000	15,432,000
Deferred tax assets, net(1)	9,515,000	9,461,000
Lease commissions, net of accumulated amortization of $1,471,000 and $1,274,000 as of March 31, 2019 and December 31, 2018, respectively	8,481,000	8,523,000
Deferred financing costs, net of accumulated amortization of $7,751,000 and $12,487,000 as of March 31, 2019 and December 31, 2018, respectively(2)	7,047,000	2,311,000
Lease inducement, net of accumulated amortization of $877,000 and $789,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 11.8 years and 12.0 years as of March 31, 2019 and December 31, 2018, respectively)	4,123,000	4,211,000
	$122,546,000	$114,226,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)	Deferred financing costs only include costs related to our lines of credit and term loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended March 31, 2019 and 2018 was $1,030,000 and $985,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. Amortization expense on lease commissions for the three months ended March 31, 2019 and 2018 was $291,000 and $155,000, respectively. Amortization expense on lease inducement for both the three months ended March 31, 2019 and 2018 was $88,000. Amortization expense on lease inducement is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.
Investments in unconsolidated entities primarily represents our investment in RHS Partners, LLC, or RHS, a privately-held company that operates 16 integrated senior health campuses. Our effective ownership of RHS was 33.9% and 33.8% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, we had a receivable of $3,058,000 and $2,507,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying condensed consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	March 31, 2019			December 31, 2018
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$271,118,000	$654,000	$271,772,000	$48,291,000	$100,000	$48,391,000
Total liabilities	$246,952,000	$400,000	$247,352,000	$25,263,000	$—	$25,263,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended March 31,
	2019			2018
	RHS	Other	Total	RHS	Other	Total
Statement of Operations Data:
Revenues	$35,368,000	$—	$35,368,000	$32,475,000	$—	$32,475,000
Expenses	36,231,000	46,000	36,277,000	34,628,000	—	34,628,000
Net loss	$(863,000)	$(46,000)	$(909,000)	$(2,153,000)	$—	$(2,153,000)
7. Mortgage Loans Payable, Net
Mortgage loans payable were $716,243,000 ($691,896,000, including discount/premium and deferred financing costs, net) and $713,030,000 ($688,262,000, including discount/premium and deferred financing costs, net) as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we had 57 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.49% per annum based on interest rates in effect as of March 31, 2019 and a weighted average effective interest rate of 4.01%. As of December 31, 2018, we had 57 fixed-rate mortgage loans payable and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.46% per annum based on interest rates in effect as of December 31, 2018 and a weighted average effective interest rate of 3.98%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratio, leverage ratio and reporting requirements.
Mortgage loans payable, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Total fixed-rate debt	$622,381,000	$624,616,000
Total variable-rate debt	93,862,000	88,414,000
Total fixed- and variable-rate debt	716,243,000	713,030,000
Less: deferred financing costs, net	(8,572,000)	(8,824,000)
Add: premium	573,000	663,000
Less: discount	(16,348,000)	(16,607,000)
Mortgage loans payable, net	$691,896,000	$688,262,000
The following table reflects the changes in the carrying amount of mortgage loans payable for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$688,262,000	$613,558,000
Additions:
Borrowings on mortgage loans payable	6,080,000	458,000
Amortization of deferred financing costs	258,000	325,000
Amortization of discount/premium on mortgage loans payable	169,000	139,000
Deductions:
Scheduled principal payments on mortgage loans payable	(2,867,000)	(2,506,000)
Deferred financing costs	(6,000)	(14,000)
Ending balance	$691,896,000	$611,960,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2019, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2019	$20,100,000
2020	82,770,000
2021	34,645,000
2022	61,083,000
2023	28,101,000
Thereafter	489,544,000
$716,243,000
8. Lines of Credit and Term Loans
2016 Corporate Line of Credit
On February 3, 2016, we, through certain of our subsidiaries, entered into a credit agreement, or the 2016 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, National Association, or KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; and a syndicate of other banks, as lenders, to obtain a revolving line of credit with an aggregate maximum principal amount of $300,000,000, or the 2016 Corporate Revolving Credit Facility, and a term loan credit facility in the amount of $200,000,000, or the 2016 Corporate Term Loan Facility, and together with the 2016 Corporate Revolving Credit Facility, the 2016 Corporate Line of Credit. On February 3, 2016, we also entered into separate revolving notes, or the 2016 Corporate Revolving Notes, and separate term notes with each of Bank of America, KeyBank and a syndicate of other banks. The 2016 Corporate Line of Credit would have matured on February 3, 2019.
On August 3, 2017, we entered into a First Amendment, Waiver and Commitment Increase Agreement, or the Amendment, with Bank of America, KeyBank, and the lenders named therein, to amend the 2016 Corporate Credit Agreement. The material terms of the Amendment included: (i) an increase in the 2016 Corporate Term Loan Facility in an amount equal to $50,000,000; (ii) a revision to the definition of Term Loan Commitment (as defined in the 2016 Corporate Credit Agreement) to reflect the increase in the 2016 Corporate Term Loan Facility and specify that the aggregate principal amount of the Term Loan Commitments of all of the Term Loan Lenders (as defined in the 2016 Corporate Credit Agreement) as in effect on the effective date of the Amendment is $250,000,000; and (iii) the addition of Bank of the West, or New Lender, as a party to the 2016 Corporate Credit Agreement and a Term Loan Lender and Lender (as defined in the 2016 Corporate Credit Agreement) and New Lender’s agreement to be bound by all terms, provisions and conditions applicable to Lenders contained in the 2016 Corporate Credit Agreement. As a result of the Amendment, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was increased to $550,000,000.
On December 20, 2018, we entered into a Commitment Increase Agreement with Bank of America. The material terms of the Commitment Increase Agreement provided for an increase in the 2016 Corporate Revolving Credit Facility by an aggregate amount equal to $25,000,000. On December 20, 2018, we also entered into an Amended and Restated Revolving Note with Bank of America, whereby we promised to pay the principal amount and accrued interest of each loan to the respective lender or its registered assigns, in accordance with the terms and conditions of the 2016 Corporate Credit Agreement, as amended. As a result of the Commitment Increase Agreement, our aggregate borrowing capacity under the 2016 Corporate Line Credit was increased to $575,000,000.
As of December 31, 2018, our aggregate borrowing capacity under the 2016 Corporate Line of Credit was $575,000,000. As of December 31, 2018, borrowings outstanding under the 2016 Corporate Line of Credit totaled $548,500,000 and the weighted average interest rate on such borrowings outstanding was 4.60% per annum.
On January 25, 2019, we terminated the 2016 Corporate Credit Agreement, as amended, and the 2016 Corporate Revolving Notes and entered into the 2019 Corporate Line of Credit as described below. We currently do not have any obligations under the 2016 Corporate Credit Agreement, as amended, or the 2016 Corporate Revolving Notes.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2019 Corporate Line of Credit
On January 25, 2019, we, through our operating partnership and certain of our subsidiaries entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; Citizens Bank, National Association, as a syndication agent, a swing line lender, a letter of credit issuer, a joint lead arranger and joint bookrunner; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $480,000,000. We may obtain up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The maximum principal amount of the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2019 Corporate Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
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
The 2019 Corporate Line of Credit matures on January 25, 2022, and may be extended for one 12-month period during the term of the 2019 Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee. The 2019 Corporate Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness.
As of March 31, 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of March 31, 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $614,500,000 and the weighted average interest rate on such borrowings outstanding was 4.43% per annum.
Trilogy PropCo Line of Credit
In connection with our acquisition of Trilogy, on December 1, 2015, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy, or Trilogy PropCo Parent, and certain of its subsidiaries, or the Trilogy PropCo Co-Borrowers, and, together with Trilogy PropCo Parent, the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit. We also entered into separate revolving notes with each of KeyBank and Regions Bank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Trilogy PropCo Credit Agreement. The proceeds of the loans made under the Trilogy PropCo Line of Credit may be used for working capital, capital expenditures, acquisition of properties and fee interests in leasehold properties and general corporate purposes. The Trilogy PropCo Line of Credit matures on December 1, 2019, unless extended for a one-year period subject to satisfaction of certain conditions, including payment of an extension fee, or otherwise terminated in accordance with the terms thereunder. Availability of the total commitment under the Trilogy PropCo Line of Credit is subject to a borrowing base based on, among other things, the appraised value of certain real estate and villa units constructed on such real estate.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On October 27, 2017, we entered into an amendment to the Trilogy PropCo Credit Agreement, or the Trilogy PropCo Amendment, with KeyBank, as administrative agent, and a syndicate of other banks, as lenders, to amend the terms of the Trilogy PropCo Credit Agreement. The material terms of the Trilogy PropCo Amendment included: (i) a reduction of the total commitment under the Trilogy PropCo Line of Credit from $300,000,000 to $250,000,000; and (ii) a revision to the definition of applicable margin, pursuant to which the Trilogy PropCo Line of Credit bears interest at a floating rate based on an adjusted London Interbank Offered Rate, or LIBOR, plus an applicable margin of 4.00% per annum or an alternate base rate plus an applicable margin of 3.00% per annum, at the Trilogy PropCo Borrowers’ option.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $250,000,000 as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $173,517,000 and $170,518,000, respectively, and the weighted average interest rate on such borrowings outstanding was 6.49% and 6.45% per annum, respectively.
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
On April 1, 2016, we entered into an amendment to the Trilogy OpCo Credit Agreement to increase the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. In April 2018, we further amended the Trilogy OpCo Credit Agreement, or the Trilogy OpCo Amendment. The material terms of the Trilogy OpCo Amendment provided for: (i) a reduction in the aggregate maximum principal amount from $60,000,000 to $25,000,000; (ii) a reduced floating interest rate based on LIBOR, plus an applicable margin of 2.75% per annum, for LIBOR Rate Loans, as defined in the agreement, or an alternate base rate plus an applicable margin of 1.75% per annum, for Base Rate Loans, as defined in the agreement, at the Trilogy OpCo Borrowers’ option; (iii) a reduced letter of credit fee of 2.75% per annum times the undrawn amount of outstanding letters of credit; and (iv) an updated maturity date of April 27, 2021.
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
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $25,000,000 as of both March 31, 2019 and December 31, 2018, subject to certain terms and conditions. As of March 31, 2019 and December 31, 2018, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $16,032,000 and $19,030,000, respectively, and the weighted average interest rate on such borrowings outstanding was 4.86% and 5.17% per annum, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2019 and December 31, 2018:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Swap	$140,000,000	one month LIBOR	0.82%	02/03/19	$—	$221,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	—	97,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	—	51,000
Cap	20,000,000	one month LIBOR	3.00%	09/23/21	11,000	48,000
	$270,000,000				$11,000	$417,000
ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income. As of March 31, 2019 and December 31, 2018, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019 and 2018, we recorded $(560,000) and $110,000, respectively, as an (increase) decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of March 31, 2019 and December 31, 2018, identified intangible liabilities consisted of below-market leases of $947,000 and $1,051,000, respectively, net of accumulated amortization of $1,334,000 and $1,229,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2019 and 2018 was $105,000 and $140,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.
The weighted average remaining life of below-market leases was 4.3 years as of both March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, estimated amortization expense on below-market leases for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$284,000
2020	260,000
2021	143,000
2022	93,000
2023	78,000
Thereafter	89,000
$947,000

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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of March 31, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. As of both March 31, 2019 and December 31, 2018, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.7% and 3.3% of Trilogy, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$38,245,000	$32,435,000
Additions	—	535,000
Reclassification from equity	195,000	195,000
Distributions	(485,000)	(166,000)
Repurchase of redeemable noncontrolling interest	(3,000)	—
Fair value adjustment to redemption value	(253,000)	247,000
Net income attributable to redeemable noncontrolling interests	140,000	29,000
Ending balance	$37,839,000	$33,275,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On January 15, 2013, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the 2015 DRIP Offering. We did not commence offering shares to the 2015 DRIP Offering until April 22, 2015 following the deregistration of our initial offering. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination and deregistration of our offering on March 29, 2019.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the 2019 DRIP Offering until April 1, 2019, following the deregistration of the 2015 DRIP Offering.
Through March 31, 2019, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 28,335,108 shares of our common stock pursuant to the Initial DRIP and the 2015 DRIP Offering. We also repurchased 18,204,169 shares of our common stock under our share repurchase plan and granted an aggregate of 105,000 shares of our restricted common stock to our independent directors through March 31, 2019. As of March 31, 2019 and December 31, 2018, we had 195,188,759 and 197,557,377 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance — foreign currency translation adjustments	$(2,560,000)	$(1,971,000)
Net change in current period	219,000	446,000
Ending balance — foreign currency translation adjustments	$(2,341,000)	$(1,525,000)
Noncontrolling Interests
As of March 31, 2019 and December 31, 2018, Trilogy REIT Holdings owned approximately 96.7% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to a joint venture agreement, or the Trilogy JV Agreement, with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the sole manager of Trilogy REIT Holdings. Prior to October 1, 2018, NHI was the indirect owner of the remaining 30.0% interest in Trilogy REIT Holdings. On October 1, 2018, we amended the Trilogy JV Agreement as a result of the purchase by an indirect, wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV JV Member, of 6.0% of the total membership interests in Trilogy REIT Holdings from a wholly-owned subsidiary of NHI. Both Griffin-American Healthcare REIT IV, Inc. and us are sponsored by American Healthcare Investors. Effective October 1, 2018, NHI and GAHR IV JV Member indirectly own a 24.0% and 6.0% membership interest, respectively, in Trilogy REIT Holdings. As of March 31, 2019 and December 31, 2018, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income. The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income. For both the three months ended March 31, 2019 and 2018, we recognized stock compensation expense related to the Profit Interests of $195,000.
There were no canceled, expired or exercised Profit Interests during the three months ended March 31, 2019 and 2018. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying condensed consolidated balance sheets and the dividends of the preferred shares of beneficial interests as net loss attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive income.
In addition, as of March 31, 2019 and December 31, 2018, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three months ended March 31, 2019 and 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Distribution Reinvestment Plan
We adopted the Initial DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our initial offering, subject to certain conditions. We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the Initial DRIP in our initial offering at an offering price of $9.50 per share, which we deregistered on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering, following the deregistration of our initial offering on April 22, 2015. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the deregistration of such offering on March 29, 2019. On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering.
Effective October 5, 2016, we amended and restated the Initial DRIP to amend the price at which shares of our common stock are issued pursuant to such distribution reinvestment plan. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated value of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 DRIP Offering remain unchanged by the Amended and Restated DRIP.
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

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
For the three months ended March 31, 2019 and 2018, $14,196,000 and $15,229,000, respectively, in distributions were reinvested and 1,515,098 and 1,642,834 shares of our common stock, respectively, were issued pursuant to the 2015 DRIP Offering. As of March 31, 2019 and December 31, 2018, a total of $263,907,000 and $249,711,000, respectively, in distributions were reinvested that resulted in 28,335,108 and 26,820,010 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Share Repurchase Plan
Our board has approved a share repurchase plan, which allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will generally limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to the DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Furthermore, our share repurchase plan, as amended, provides that if there are insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or qualifying disability. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% and 100% of each stockholder’s repurchase amount, depending on the period of time their shares have been held. Until October 4, 2016, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of the amount a stockholder paid for their shares of our common stock or the most recent per share offering price. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
Effective with respect to share repurchase requests submitted during the fourth quarter 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, commencing with the share repurchase requests submitted during the fourth quarter 2016, we repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or a qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
Since October 5, 2016, our board has approved and established an estimated per share NAV on at least an annual basis. See summary of our historical and current estimated per share NAV in the “Distribution Reinvestment Plan” section above. Accordingly, commencing with share repurchase requests submitted during the quarter that our board has approved and established an estimated per share NAV, such NAV per share served or will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such NAV per share in our initial offering, until such time as our board determines an updated estimated per share NAV.
For the three months ended March 31, 2019 and 2018, we received share repurchase requests and repurchased 3,883,716 and 1,792,524 shares of our common stock, respectively, for an aggregate of $36,486,000 and $16,506,000, respectively, at an average repurchase price of $9.39 and $9.21 per share, respectively. As of March 31, 2019 and December 31, 2018, we received cumulative share repurchase requests and repurchased 18,204,169 and 14,320,453 shares of our common stock, respectively, for an aggregate of $168,421,000 and $131,935,000, respectively, at an average repurchase price of $9.25 and $9.21 per share, respectively. All shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2013 Incentive Plan
We adopted the 2013 Incentive Plan, or our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For the three months ended March 31, 2019 and 2018, we did not issue any shares of our restricted common stock pursuant to our incentive plan and none of the previously issued shares of our restricted common stock were vested. For both the three months ended March 31, 2019 and 2018, we recognized stock compensation expense related to the director grants of $43,000. Such stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income.
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended March 31, 2019 and 2018, we incurred $6,241,000 and $5,519,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended March 31, 2019 and 2018, we incurred $358,000 and $0, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended March 31, 2019 and 2018, we incurred $150,000 and $0, respectively, in development fees to our advisor or its affiliates, which was capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs, real estate commissions or other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2019 and 2018, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our property acquisitions or real estate-related investments.
For the three months ended March 31, 2019 and 2018, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended March 31, 2019 and 2018, we incurred $4,977,000 and $4,781,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income.
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
For the three months ended March 31, 2019 and 2018, we incurred $619,000 and $611,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income.
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
For the three months ended March 31, 2019 and 2018, we incurred $24,000 and $69,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2019 and 2018, we incurred $37,000 and $6,000, respectively, in construction management fees to our advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations and comprehensive income, as applicable.
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
For the 12 months ended March 31, 2019 and 2018, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended March 31,
	2019	2018
Operating expenses as a percentage of average invested assets	0.9%	0.9%
Operating expenses as a percentage of net income	19.2%	16.3%
For the three months ended March 31, 2019 and 2018, our advisor or its affiliates incurred operating expenses on our behalf of $76,000 and $52,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2019 and 2018, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee of up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2019 and 2018, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2019 and 2018, we did not pay any such distributions to our advisor.
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
As of March 31, 2019 and December 31, 2018, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2019 and December 31, 2018:

Fee	March 31, 2019	December 31, 2018
Asset and property management fees	$1,872,000	$1,856,000
Lease commissions	53,000	94,000
Construction management fees	46,000	58,000
Operating expenses	32,000	12,000
Acquisition fees	11,000	15,000
Development fees	—	68,000
	$2,014,000	$2,103,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$11,000	$—	$11,000
Total assets at fair value	$—	$11,000	$—	$11,000
Liabilities:
Contingent consideration obligation	$—	$—	$—	$—
Warrants	—	—	1,132,000	1,132,000
Total liabilities at fair value	$—	$—	$1,132,000	$1,132,000
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$417,000	$—	$417,000
Total assets at fair value	$—	$417,000	$—	$417,000
Liabilities:
Contingent consideration obligation	$—	$—	$681,000	$681,000
Warrants	—	—	1,207,000	1,207,000
Total liabilities at fair value	$—	$—	$1,888,000	$1,888,000
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2019 and 2018.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration Liability
As of March 31, 2019 and December 31, 2018, we have accrued $0 and $681,000, respectively, of a contingent consideration obligation in connection with our Clemmons facility within North Carolina ALF Portfolio. Such obligation was included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and may be paid upon various conditions being met, including our tenants achieving certain operating performance metrics. In particular, the amounts may be paid based upon the computation in the lease agreement, as amended, and receipt of notification within four years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There is no minimum required payment but the total maximum is capped at $11,000,000 and also limited by the tenant’s ability to increase its EBITDAR. Any payment made will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. The contingent consideration obligation continues to be revised to its estimated fair value each reporting period, and as such, as of March 31, 2019, we estimate that we will not pay any contingent consideration for the Clemmons facility within North Carolina ALF Portfolio.
Warrants
As of March 31, 2019 and December 31, 2018, we have recorded $1,132,000 and $1,207,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of March 31, 2019 and December 31, 2018, the carrying value is a reasonable estimate of fair value.
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
We consider the carrying values of real estate notes receivable, cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair values of the other financial instruments are classified in Level 2 of the fair value hierarchy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Debt security investment	$70,565,000	$94,083,000	$69,873,000	$94,116,000
Financial Liabilities:
Mortgage loans payable	$691,896,000	$636,795,000	$688,262,000	$618,886,000
Lines of credit and term loans	$797,002,000	$810,066,000	$735,737,000	$737,982,000
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, eliminating the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Tax Act is still unclear in some respects and could be subject to potential amendments and technical corrections. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. As a result, the long-term impact of the Tax Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.
The components of income before taxes for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Domestic	$7,206,000	$8,109,000
Foreign	(197,000)	(55,000)
Income before income taxes	$7,009,000	$8,054,000
The components of income tax expense (benefit) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Federal deferred	$(548,000)	$(1,332,000)
State deferred	(70,000)	(267,000)
Foreign current	145,000	79,000
Valuation allowances	624,000	1,149,000
Total income tax expense (benefit)	$151,000	$(371,000)

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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of March 31, 2019 and December 31, 2018, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2019 and December 31, 2018, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2059. We recognized $31,053,000 of revenues related to operating lease payments, of which $4,741,000 was for variable lease payments for the three months ended March 31, 2019. The following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for leases in effect for properties we wholly own for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter:

Year	Amount
2019	$71,941,000
2020	91,871,000
2021	89,724,000
2022	83,418,000
2023	76,070,000
Thereafter	578,517,000
Total	$991,541,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$92,888,000
2020	88,536,000
2021	86,362,000
2022	80,233,000
2023	72,535,000
Thereafter	559,649,000
Total	$980,203,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2112, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments that are adjusted periodically based on Consumer Price Index (CPI), and may also include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows:

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost(1)	Property operating expenses and rental expenses	$7,456,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	974,000
Accretion of lease liabilities	Interest expense	79,000
Total lease cost		$8,509,000
___________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases was as follows:

Supplemental Disclosure of Cash Flows Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,511,000
Operating cash flows from finance leases	$79,000
Financing cash flows from finance leases	$962,000
Right-of-use assets obtained in exchange for operating lease liabilities	$92,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Lease Term and Discount Rate	Amount
Weighted-average remaining lease term (in years)
Operating leases	13.6
Finance leases	1.3
Weighted-average discount rate
Operating leases	6.13%
Finance leases	7.87%
Operating Leases
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities:

Year	Amount
2019	$17,321,000
2020	23,098,000
2021	23,568,000
2022	23,950,000
2023	23,257,000
Thereafter	189,416,000
Total operating lease payments	300,610,000
Less: interest	104,620,000
Present value of operating lease liabilities	$195,990,000
Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$22,194,000
2020	22,564,000
2021	23,166,000
2022	23,702,000
2023	23,154,000
Thereafter	177,927,000
Total	$292,707,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Finance Leases
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2019	$2,265,000
2020	1,266,000
2021	130,000
2022	—
2023	—
Total finance lease payments	3,661,000
Less: interest	185,000
Present value of finance lease liabilities	$3,476,000
Future minimum lease payments under finance leases as of December 31, 2018 and for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount(1)
2019	$3,307,000
2020	1,266,000
2021	130,000
2022	—
2023	—
$4,703,000
___________

(1)	Amounts above represent principal of $4,438,000 and interest obligations of $265,000 under finance lease.
18. Segment Reporting
As of March 31, 2019, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment includes the Mezzanine Fixed Rate Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency gain (loss), other income (expense), loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.
Summary information for the reportable segments during the three months ended March 31, 2019 and 2018 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2019
Revenues:
Resident fees and services	$251,714,000	$16,568,000	$—	$—	$—	$—	$268,282,000
Real estate revenue	—	—	20,554,000	5,652,000	3,659,000	2,911,000	32,776,000
Total revenues	251,714,000	16,568,000	20,554,000	5,652,000	3,659,000	2,911,000	301,058,000
Expenses:
Property operating expenses	223,328,000	11,624,000	—	—	—	—	234,952,000
Rental expenses	—	—	7,816,000	96,000	362,000	151,000	8,425,000
Segment net operating income	$28,386,000	$4,944,000	$12,738,000	$5,556,000	$3,297,000	$2,760,000	$57,681,000
Expenses:
General and administrative							$6,917,000
Acquisition related expenses							(696,000)
Depreciation and amortization							25,628,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(19,059,000)
Loss in fair value of derivative financial instruments							(560,000)
Loss from unconsolidated entities							(454,000)
Foreign currency gain							1,042,000
Other income							208,000
Income before income taxes							7,009,000
Income tax expense							(151,000)
Net income							$6,858,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2018
Revenues:
Resident fees and services	$229,061,000	$16,332,000	$—	$—	$—	$—	$245,393,000
Real estate revenue	—	—	20,081,000	5,400,000	3,739,000	3,279,000	32,499,000
Total revenues	229,061,000	16,332,000	20,081,000	5,400,000	3,739,000	3,279,000	277,892,000
Expenses:
Property operating expenses	206,295,000	11,064,000	—	—	—	—	217,359,000
Rental expenses	—	—	7,930,000	187,000	421,000	402,000	8,940,000
Segment net operating income	$22,766,000	$5,268,000	$12,151,000	$5,213,000	$3,318,000	$2,877,000	$51,593,000
Expenses:
General and administrative							$6,388,000
Acquisition related expenses							(769,000)
Depreciation and amortization							23,692,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(15,352,000)
Gain in fair value of derivative financial instruments							110,000
Loss from unconsolidated entities							(1,077,000)
Foreign currency gain							1,796,000
Other income							295,000
Income before income taxes							8,054,000
Income tax benefit							371,000
Net income							$8,425,000
Total assets by reportable segment as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Integrated senior health campuses	$1,672,770,000	$1,478,147,000
Medical office buildings	648,550,000	646,784,000
Senior housing — RIDEA	270,684,000	271,381,000
Senior housing	259,619,000	242,686,000
Skilled nursing facilities	128,067,000	127,809,000
Hospitals	117,003,000	118,685,000
Other	8,195,000	3,600,000
Total assets	$3,104,888,000	$2,889,092,000
As of both March 31, 2019 and December 31, 2018, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
Revenues:
United States	$299,822,000	$276,611,000
International	1,236,000	1,281,000
	$301,058,000	$277,892,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Real estate investments, net:
United States	$2,173,158,000	$2,173,395,000
International	50,511,000	49,286,000
	$2,223,669,000	$2,222,681,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable and debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the real estate notes receivable and debt security investment, but we believe collection of the outstanding amount is probable. We believe that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2019, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana accounted for 33.4% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2019, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 47.7%, 27.2%, 9.0%, 7.0%, 5.4% and 3.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of March 31, 2019, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of March 31, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 for both the three months ended March 31, 2019 and 2018. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of March 31, 2019 and 2018, there were 46,500 and 45,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both March 31, 2019 and 2018, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 21, 2019. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2019 and December 31, 2018, together with our results of operations and cash flows for the three months ended March 31, 2019 and 2018.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States, or GAAP, policies or guidelines applicable to REITs; the sucess of our investment strategy; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination and deregistration of such offering on March 29, 2019. As of March 29, 2019, a total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of our common stock being issued pursuant to the 2015 DRIP Offering. On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering; however, we did not commence offering shares pursuant to the 2019 DRIP Offering until April 1, 2019, following the deregistration of the 2015 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
On October 3, 2018, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established the most recent estimated per share net asset value, or NAV, of our common stock of $9.37. We provide an updated estimated per share NAV on at least an annual basis to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The most recent estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the United States Securities and Exchange Commission, or SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 4, 2018 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our most recent estimated per share NAV.
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
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2019, we owned and/or operated 98 properties, comprising 102 buildings, and 113 integrated senior health campuses including completed development projects, or approximately 13,412,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,967,409,000. In addition, as of March 31, 2019, we had invested $89,079,000 in real estate-related investments, net of principal repayments.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 21, 2019, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below or included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 21, 2019.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2019
For a discussion of our property acquisitions in 2019, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 21, 2019.
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of March 31, 2019, our properties were 93.1% leased and during the remainder of 2019, 5.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2019, our remaining weighted average lease term was 8.4 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our senior housing — RIDEA facilities and integrated senior health campuses were 83.6% and 83.8% leased, respectively, for the three months ended March 31, 2019. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing developments of properties, as well as the result of any additional real estate and real estate-related investments we may acquire or originate.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2019, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

Except where otherwise noted, the changes in our results of operations for 2019 as compared to 2018 are primarily due to the development and expansion of our portfolio of integrated senior health campuses, as well as growth in our pharmaceutical and rehabilitation businesses within our integrated senior health campuses segment. As of March 31, 2019 and 2018, we owned and/or operated the following types of properties:

	March 31,
	2019			2018
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	113	$1,512,068,000	(1)	108	$1,441,058,000	(1)
Medical office buildings	64	664,135,000	90.0%	64	663,835,000	90.1%
Senior housing	16	203,391,000	100%	14	173,391,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	215	$2,967,409,000	93.1%	208	$2,866,099,000	93.0%
___________

(1)	For the three months ended March 31, 2019 and 2018, the leased percentage for the resident units of our integrated senior health campuses was 83.8% and 82.3%, respectively.

(2)	For the three months ended March 31, 2019 and 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 83.6% and 85.5%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
For the three months ended March 31, 2019 and 2018, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three months ended March 31, 2019 and 2018, real estate revenue primarily consisted of base rent and expense recoveries.
Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019	2018
Resident Fees and Services
Integrated senior health campuses	$251,714,000	$229,061,000
Senior housing — RIDEA	16,568,000	16,332,000
Total resident fees and services	268,282,000	245,393,000
Real Estate Revenue
Medical office buildings	20,554,000	20,081,000
Senior housing	5,652,000	5,400,000
Skilled nursing facilities	3,659,000	3,739,000
Hospitals	2,911,000	3,279,000
Total real estate revenue	32,776,000	32,499,000
Total revenues	$301,058,000	$277,892,000

Property Operating Expenses and Rental Expenses
For the three months ended March 31, 2019 and 2018, property operating expenses primarily consisted of administration and benefits expense of $204,701,000 and $189,436,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019		2018
Property Operating Expenses
Integrated senior health campuses	$223,328,000	88.7%	$206,295,000	90.1%
Senior housing — RIDEA	11,624,000	70.2%	11,064,000	67.7%
Total property operating expenses	$234,952,000	87.6%	$217,359,000	88.6%

Rental Expenses
Medical office buildings	$7,816,000	38.0%	$7,930,000	39.5%
Skilled nursing facilities	362,000	9.9%	421,000	11.3%
Hospitals	151,000	5.2%	402,000	12.3%
Senior housing	96,000	1.7%	187,000	3.5%
Total rental expenses	$8,425,000	25.7%	$8,940,000	27.5%
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
General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019	2018
Asset management fees — affiliates	$4,977,000	$4,781,000
Professional and legal fees	534,000	390,000
Bad debt expense	448,000	126,000
Transfer agent services	322,000	339,000
Stock compensation expense	195,000	195,000
Franchise taxes	122,000	175,000
Directors’ and officers’ liability insurance	79,000	79,000
Board of directors fees	72,000	61,000
Bank charges	59,000	117,000
Restricted stock compensation	43,000	43,000
Other	66,000	82,000
Total	$6,917,000	$6,388,000
The increase in general and administrative expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in asset management fees and professional and legal fees as a result of an increase in our average invested assets through capital expenditures and property acquisitions in 2019 as compared to 2018.
Acquisition Related Expenses
For the three months ended March 31, 2019 and 2018, we recorded negative acquisition related expenses of $(696,000) and $(769,000), respectively, which primarily related to fair value adjustments to contingent consideration obligations. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration Liability, for a further discussion. For the three months ended March 31, 2019, we completed $15,736,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $441,000 associated with such property acquisitions were capitalized in our condensed consolidated balance sheets. We did not complete any property acquisitions for the three months ended March 31, 2018.
Depreciation and Amortization
For the three months ended March 31, 2019 and 2018, depreciation and amortization was $25,628,000 and $23,692,000, respectively, which primarily consisted of depreciation on our operating properties of $22,204,000 and $20,400,000, respectively, and amortization of our identified intangible assets of $3,133,000 and $3,137,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019	2018
Interest expense — lines of credit and term loans and derivative financial instruments	$9,606,000	$6,464,000
Interest expense — mortgage loans payable	7,714,000	7,097,000
Amortization of deferred financing costs — lines of credit and term loans	1,030,000	985,000
Amortization of deferred financing costs — mortgage loans payable	258,000	325,000
Amortization of debt discount/premium, net	169,000	139,000
Loss (gain) in fair value of derivative financial instruments	560,000	(110,000)
Accretion of finance lease liabilities	79,000	—
Interest expense on financing obligations and other liabilities	203,000	342,000
Total	$19,619,000	$15,242,000
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for our payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock and development of real estate investments.
Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur. As of March 31, 2019, our cash on hand was $34,904,000 and we had $100,951,000 available on our lines of credit and term loans. In April 2019, we obtained a $50,380,000 mortgage loan with KeyBank, National Association, secured by three of our senior housing facilities and used the proceeds from such loan to pay down our line of credit, thereby increasing the availability of our line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $30,604,000 to pay interest on our outstanding indebtedness in the remainder of 2019, based on interest rates in effect and borrowings outstanding as of March 31, 2019. In addition, we estimate that we will require $193,617,000 to pay principal on our outstanding indebtedness in the remainder of 2019. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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

Based on the budget for the properties we owned as of March 31, 2019, we estimate that our discretionary capital improvement and tenant improvement expenditures will require up to $96,782,000 for the remaining nine months of 2019. As of March 31, 2019, we had $13,210,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2019	2018
Cash, cash equivalents and restricted cash — beginning of period	$72,705,000	$64,143,000
Net cash provided by operating activities	25,300,000	25,998,000
Net cash used in investing activities	(34,045,000)	(15,014,000)
Net cash provided by (used in) financing activities	9,875,000	(5,372,000)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	41,000	59,000
Cash, cash equivalents and restricted cash — end of period	$73,876,000	$69,814,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2019 and 2018, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See “Results of Operations” above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the three months ended March 31, 2019, cash flows used in investing activities primarily related to our 2019 property acquisitions in the amount of $16,036,000 and capital expenditures of $16,722,000. For the three months ended March 31, 2018, cash flows used in investing activities primarily related to capital expenditures of $12,662,000 and real estate and other deposits $2,352,000. In general, cash flows used in investing activities will be affected by a decrease in the number of acquisitions we complete in future years as compared to prior years and the timing of capital expenditures.
Financing Activities
For the three months ended March 31, 2019, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $66,001,000, partially offset by share repurchases of $36,486,000 and distributions to our common stockholders of $15,227,000. For the three months ended March 31, 2018, cash flows used in financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of

$26,431,000, partially offset by share repurchases of $16,506,000 and distributions to our common stockholders of $14,377,000. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
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
The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$15,227,000		$14,377,000
Distributions reinvested	14,196,000		15,229,000
	$29,423,000		$29,606,000
Sources of distributions:
Cash flows from operations	$25,300,000	86.0%	$25,998,000	87.8%
Proceeds from borrowings	4,123,000	14.0	3,608,000	12.2
	$29,423,000	100%	$29,606,000	100%
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
As of March 31, 2019, we had an amount payable of $1,957,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$15,227,000		$14,377,000
Distributions reinvested	14,196,000		15,229,000
	$29,423,000		$29,606,000
Sources of distributions:
FFO attributable to controlling interest	$27,232,000	92.6%	$28,318,000	95.6%
Proceeds from borrowings	2,191,000	7.4	1,288,000	4.4
	$29,423,000	100%	$29,606,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see the “Funds from Operations and Modified Funds from Operations” section below.
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2019, our aggregate borrowings were 43.8% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 15, 2019 and March 31, 2019, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2019, we had $716,243,000 ($691,896,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2019, we had $804,049,000 outstanding and $100,951,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of May 15, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of March 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our interest rate cap, was 4.45% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans and interest rate cap; (iii) ground and other lease obligations; (iv) financing and other obligations; and (v) finance leases as of March 31, 2019:

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments — fixed-rate debt	$8,691,000	$34,962,000	$89,184,000	$489,544,000	$622,381,000
Interest payments — fixed-rate debt	17,374,000	43,802,000	38,750,000	280,933,000	380,859,000
Principal payments — variable-rate debt	184,926,000	98,485,000	614,500,000	—	897,911,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2019)	13,230,000	5,205,000	—	—	18,435,000
Ground and other lease obligations	17,321,000	46,666,000	47,207,000	189,416,000	300,610,000
Financing and other obligations	4,772,000	19,097,000	1,583,000	—	25,452,000
Finance leases	2,265,000	1,396,000	—	—	3,661,000
Total	$248,579,000	$249,613,000	$791,224,000	$959,893,000	$2,249,309,000
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the three months ended March 31, 2019 and 2018, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.
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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated entities and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2019 and 2018. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.
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

The following is a reconciliation of net income, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income	$6,858,000	$8,425,000
Add:
Depreciation and amortization related to real estate — consolidated properties	25,628,000	23,692,000
Depreciation and amortization related to real estate — unconsolidated entities	225,000	288,000
Less:
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	(1,348,000)	(272,000)
Depreciation and amortization related to redeemable noncontrolling interests and noncontrolling interests	(4,131,000)	(3,815,000)
FFO attributable to controlling interest	$27,232,000	$28,318,000

Acquisition related expenses(1)	$(696,000)	$(769,000)
Amortization of above- and below-market leases(2)	107,000	199,000
Amortization of loan and closing costs(3)	68,000	59,000
Change in deferred rent(4)	(704,000)	(1,068,000)
Loss (gain) in fair value of derivative financial instruments(5)	560,000	(110,000)
Foreign currency gain(6)	(1,042,000)	(1,796,000)
Adjustments for unconsolidated entities(7)	377,000	439,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(7)	(482,000)	(401,000)
MFFO attributable to controlling interest	$25,420,000	$24,871,000
Weighted average common shares outstanding — basic and diluted	198,400,657	200,347,084
Net income per common share — basic and diluted	$0.03	$0.04
FFO attributable to controlling interest per common share — basic and diluted	$0.14	$0.14
MFFO attributable to controlling interest per common share — basic and diluted	$0.13	$0.12
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

(4)
Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

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
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net income, which is the most directly comparable GAAP financial measure, to NOI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income	$6,858,000	$8,425,000
General and administrative	6,917,000	6,388,000
Acquisition related expenses	(696,000)	(769,000)
Depreciation and amortization	25,628,000	23,692,000
Interest expense	19,619,000	15,242,000
Loss from unconsolidated entities	454,000	1,077,000
Foreign currency gain	(1,042,000)	(1,796,000)
Other income	(208,000)	(295,000)
Income tax expense (benefit)	151,000	(371,000)
Net operating income	$57,681,000	$51,593,000
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 21, 2019. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income. As of March 31, 2019, our interest rate cap is recorded in other assets, net in our accompanying condensed consolidated balance sheets at its fair value of $11,000. We do not enter into derivative transactions for speculative purposes.

As of March 31, 2019, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$28,650,000	$—	$—	$—	$—	$—	$28,650,000	$28,747,000
Weighted average interest rate on maturing fixed-rate notes receivable	6.75%	—%	—%	—%	—%	—%	6.75%	—
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,083,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$8,691,000	$22,803,000	$12,159,000	$61,083,000	$28,101,000	$489,544,000	$622,381,000	$541,817,000
Weighted average interest rate on maturing fixed-rate debt	3.72%	4.84%	3.67%	4.15%	4.15%	3.61%	3.74%	—
Variable-rate debt — principal payments	$184,926,000	$59,967,000	$38,518,000	$614,500,000	$—	$—	$897,911,000	$905,044,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2019)	4.97%	6.07%	4.86%	—%	—%	—%	5.00%	—
Real Estate Notes Receivable and Debt Security Investment, Net
As of March 31, 2019, the carrying value of our real estate notes receivable and debt security investment, net was $99,312,000. As we expect to hold our fixed-rate notes receivable and debt security investment to maturity and the amounts due under such notes receivable and debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate notes receivable and debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our real estate notes receivable and our investment in a held-to-maturity debt security. The weighted average effective interest rate on our outstanding real estate notes receivable and debt security investment, net was 4.83% per annum as of March 31, 2019.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $716,243,000 ($691,896,000, including discount/premium and deferred financing costs, net) as of March 31, 2019. As of March 31, 2019, we had 57 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.49% per annum and a weighted average effective interest rate of 4.01%. In addition, as of March 31, 2019, we had $804,049,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 4.85% per annum.
As of March 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate cap, was 4.45% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of March 31, 2019, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable for a notional amount of $20,000,000, and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of March 31, 2019, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $4,266,000, or 17.2% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the three months ended March 31, 2019, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $5,000 for the same period.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
There were no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 21, 2019, except as noted below.
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
We have used the net proceeds from our initial offering, borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
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
The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$15,227,000		$14,377,000
Distributions reinvested	14,196,000		15,229,000
	$29,423,000		$29,606,000
Sources of distributions:
Cash flows from operations	$25,300,000	86.0%	$25,998,000	87.8%
Proceeds from borrowings	4,123,000	14.0	3,608,000	12.2
	$29,423,000	100%	$29,606,000	100%
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
As of March 31, 2019, we had an amount payable of $1,957,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant the 2015 DRIP Offering and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$15,227,000		$14,377,000
Distributions reinvested	14,196,000		15,229,000
	$29,423,000		$29,606,000
Sources of distributions:
FFO attributable to controlling interest	$27,232,000	92.6%	$28,318,000	95.6%
Proceeds from borrowings	2,191,000	7.4	1,288,000	4.4
	$29,423,000	100%	$29,606,000	100%
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
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of May 15, 2019, properties located in Indiana accounted for approximately 33.4% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
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
During the three months ended March 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	5,000	$10.00	5,000	(1)
February 1, 2019 to February 28, 2019	—	$—	—	(1)
March 1, 2019 to March 31, 2019	3,878,716	$9.39	3,878,716	(1)
Total	3,883,716	$9.39	3,883,716
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-229427) filed January 30, 2019 and incorporated herein by reference)

10.1
Credit Agreement dated as of January 25, 2019, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed January 31, 2019 and incorporated herein by reference)

10.2
Amendment No. 1 to Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55434) filed March 21, 2019 and incorporated herein by reference)

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 15, 2019	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 15, 2019	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)