Form 10-Q
period 2019-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2019-11-14
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 8, 2019, there were 195,346,045 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and December 31, 2018
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments, net	$2,249,059,000	$2,222,681,000
Real estate notes receivable and debt security investment, net	71,986,000	98,655,000
Cash and cash equivalents	46,709,000	35,132,000
Accounts and other receivables, net	128,879,000	122,918,000
Restricted cash	37,464,000	37,573,000
Real estate deposits	281,000	3,077,000
Identified intangible assets, net	161,073,000	179,521,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets	187,900,000	—
Other assets, net	132,749,000	114,226,000
Total assets	$3,091,409,000	$2,889,092,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$805,257,000	$688,262,000
Lines of credit and term loans(1)	755,279,000	738,048,000
Accounts payable and accrued liabilities(1)	150,502,000	139,383,000
Accounts payable due to affiliates(1)	2,147,000	2,103,000
Identified intangible liabilities, net	751,000	1,051,000
Financing obligations(1)	29,137,000	25,947,000
Operating lease liabilities(1)	178,172,000	—
Security deposits, prepaid rent and other liabilities(1)	45,853,000	37,418,000
Total liabilities	1,967,098,000	1,632,212,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	37,811,000	38,245,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 194,389,974 and 197,557,377 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,943,000	1,975,000
Additional paid-in capital	1,735,527,000	1,765,840,000
Accumulated deficit	(806,427,000)	(704,748,000)
Accumulated other comprehensive loss	(2,861,000)	(2,560,000)
Total stockholders’ equity	928,182,000	1,060,507,000
Noncontrolling interests (Note 13)	158,318,000	158,128,000
Total equity	1,086,500,000	1,218,635,000
Total liabilities, redeemable noncontrolling interests and equity	$3,091,409,000	$2,889,092,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2019 and December 31, 2018
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of September 30, 2019 and December 31, 2018 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit and 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $517,500,000 and $548,500,000 as of September 30, 2019 and December 31, 2018, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Resident fees and services	$273,800,000	$251,884,000	$814,554,000	$744,859,000
Real estate revenue	27,962,000	32,295,000	93,197,000	97,475,000
Total revenues	301,762,000	284,179,000	907,751,000	842,334,000
Expenses:
Property operating expenses	241,858,000	223,665,000	716,700,000	659,295,000
Rental expenses	9,188,000	8,577,000	25,839,000	26,264,000
General and administrative	7,675,000	6,900,000	21,104,000	19,910,000
Acquisition related expenses	4,000	(1,102,000)	(292,000)	(1,657,000)
Depreciation and amortization	36,778,000	23,816,000	87,149,000	70,190,000
Total expenses	295,503,000	261,856,000	850,500,000	774,002,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(21,046,000)	(16,538,000)	(59,665,000)	(48,369,000)
Loss in fair value of derivative financial instruments	(1,169,000)	(750,000)	(5,846,000)	(1,127,000)
Impairment of real estate investment	—	—	—	(2,542,000)
Loss from unconsolidated entities	(766,000)	(1,137,000)	(1,713,000)	(3,672,000)
Foreign currency loss	(1,464,000)	(619,000)	(1,654,000)	(1,652,000)
Other income	1,923,000	501,000	2,377,000	1,020,000
(Loss) Income before income taxes	(16,263,000)	3,780,000	(9,250,000)	11,990,000
Income tax (expense) benefit	(840,000)	44,000	(1,150,000)	941,000
Net (loss) income	(17,103,000)	3,824,000	(10,400,000)	12,931,000
Less: net income attributable to noncontrolling interests	(201,000)	(212,000)	(2,979,000)	(1,224,000)
Net (loss) income attributable to controlling interest	$(17,304,000)	$3,612,000	$(13,379,000)	$11,707,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.09)	$0.02	$(0.07)	$0.06
Weighted average number of common shares outstanding — basic and diluted	195,669,002	199,818,444	196,705,085	200,120,637

Net (loss) income	$(17,103,000)	$3,824,000	$(10,400,000)	$12,931,000
Other comprehensive loss:
Foreign currency translation adjustments	(281,000)	(136,000)	(301,000)	(374,000)
Total other comprehensive loss	(281,000)	(136,000)	(301,000)	(374,000)
Comprehensive (loss) income	(17,384,000)	3,688,000	(10,701,000)	12,557,000
Less: comprehensive income attributable to noncontrolling interests	(201,000)	(212,000)	(2,979,000)	(1,224,000)
Comprehensive (loss) income attributable to controlling interest	$(17,585,000)	$3,476,000	$(13,680,000)	$11,333,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30, 2019
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — June 30, 2019	194,736,018	$1,946,000	$1,739,119,000	$(759,520,000)	$(2,580,000)	$978,965,000	$160,010,000		$1,138,975,000
Issuance of vested and nonvested restricted common stock	15,000	—	28,000	—	—	28,000	—		28,000
Issuance of common stock under the DRIP	1,471,581	15,000	13,774,000	—	—	13,789,000	—		13,789,000
Amortization of nonvested common stock compensation	—	—	44,000	—	—	44,000	—		44,000
Stock based compensation	—	—	—	—	—	—	195,000		195,000
Repurchase of common stock	(1,832,625)	(18,000)	(17,303,000)	—	—	(17,321,000)	—		(17,321,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,817,000)		(1,817,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(135,000)	—	—	(135,000)	(59,000)		(194,000)
Distributions declared ($0.15 per share)	—	—	—	(29,603,000)	—	(29,603,000)	—		(29,603,000)
Net (loss) income	—	—	—	(17,304,000)	—	(17,304,000)	184,000	(1)	(17,120,000)
Other comprehensive loss	—	—	—	—	(281,000)	(281,000)	—		(281,000)
BALANCE — September 30, 2019	194,389,974	$1,943,000	$1,735,527,000	$(806,427,000)	$(2,861,000)	$928,182,000	$158,318,000		$1,086,500,000

	Three Months Ended September 30, 2018
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — June 30, 2018	198,864,815	$1,988,000	$1,781,514,000	$(649,551,000)	$(2,209,000)	$1,131,742,000	$160,639,000		$1,292,381,000
Issuance of vested and nonvested restricted common stock	15,000	—	27,000	—	—	27,000	—		27,000
Issuance of common stock under the DRIP	1,617,584	16,000	14,979,000	—	—	14,995,000	—		14,995,000
Amortization of nonvested common stock compensation	—	—	45,000	—	—	45,000	—		45,000
Stock based compensation	—	—	—	—	—	—	195,000		195,000
Repurchase of common stock	(1,994,354)	(19,000)	(18,380,000)	—	—	(18,399,000)	—		(18,399,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,873,000)		(1,873,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)		(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(101,000)	—	—	(101,000)	(43,000)		(144,000)
Distributions declared ($0.15 per share)	—	—	—	(30,227,000)	—	(30,227,000)	—		(30,227,000)
Net income	—	—	—	3,612,000	—	3,612,000	188,000	(1)	3,800,000
Other comprehensive loss	—	—	—	—	(136,000)	(136,000)	—		(136,000)
BALANCE — September 30, 2018	198,503,045	$1,985,000	$1,778,084,000	$(676,166,000)	$(2,345,000)	$1,101,558,000	$158,911,000		$1,260,469,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended September 30, 2019
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000		$1,218,635,000
Offering costs — common stock	—	—	(84,000)	—	—	(84,000)	—		(84,000)
Issuance of vested and nonvested restricted common stock	22,500	—	42,000	—	—	42,000	—		42,000
Issuance of common stock under the DRIP	4,493,074	45,000	42,055,000	—	—	42,100,000	—		42,100,000
Amortization of nonvested common stock compensation	—	—	130,000	—	—	130,000	—		130,000
Stock based compensation	—	—	—	—	—	—	585,000		585,000
Repurchase of common stock	(7,682,977)	(77,000)	(72,379,000)	—	—	(72,456,000)	—		(72,456,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,000,000		3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,452,000)		(5,452,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(585,000)		(585,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(77,000)	—	—	(77,000)	(33,000)		(110,000)
Distributions declared ($0.45 per share)	—	—	—	(88,300,000)	—	(88,300,000)	—		(88,300,000)
Net (loss) income	—	—	—	(13,379,000)	—	(13,379,000)	2,675,000	(1)	(10,704,000)
Other comprehensive loss	—	—	—	—	(301,000)	(301,000)	—		(301,000)
BALANCE — September 30, 2019	194,389,974	$1,943,000	$1,735,527,000	$(806,427,000)	$(2,861,000)	$928,182,000	$158,318,000		$1,086,500,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended September 30, 2018
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
Offering costs — common stock	—	—	(6,000)	—	—	(6,000)	—		(6,000)
Issuance of vested and nonvested restricted common stock	22,500	—	41,000	—	—	41,000	—		41,000
Issuance of common stock under the DRIP	4,902,237	49,000	45,395,000	—	—	45,444,000	—		45,444,000
Amortization of nonvested common stock compensation	—	—	130,000	—	—	130,000	—		130,000
Stock based compensation	—	—	—	—	—	—	585,000		585,000
Repurchase of common stock	(5,764,926)	(57,000)	(53,042,000)	—	—	(53,099,000)	—		(53,099,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000		4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,246,000)		(5,246,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(585,000)		(585,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(306,000)	—	—	(306,000)	(131,000)		(437,000)
Distributions declared ($0.45 per share)	—	—	—	(89,829,000)	—	(89,829,000)	—		(89,829,000)
Net income	—	—	—	11,707,000	—	11,707,000	1,093,000	(1)	12,800,000
Other comprehensive loss	—	—	—	—	(374,000)	(374,000)	—		(374,000)
BALANCE — September 30, 2018	198,503,045	$1,985,000	$1,778,084,000	$(676,166,000)	$(2,345,000)	$1,101,558,000	$158,911,000		$1,260,469,000
___________

(1)
For the three months ended September 30, 2019 and 2018, amounts exclude $17,000 and $24,000, respectively, of the net income attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2019 and 2018, amounts exclude $304,000 and $131,000, respectively, of net income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,400,000)	$12,931,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,149,000	70,190,000
Other amortization	22,625,000	3,871,000
Deferred rent	(1,909,000)	(4,650,000)
Stock based compensation	585,000	585,000
Stock based compensation — nonvested restricted common stock	172,000	171,000
Loss from unconsolidated entities	1,713,000	3,672,000
Bad debt expense	745,000	331,000
Foreign currency loss	1,653,000	1,619,000
Loss on extinguishment of debt	2,179,000	—
Change in fair value of contingent consideration	(681,000)	(1,609,000)
Change in fair value of derivative financial instruments	5,846,000	1,127,000
Impairment of real estate investment	—	2,542,000
Changes in operating assets and liabilities:
Accounts and other receivables	(6,708,000)	(5,325,000)
Other assets	(5,193,000)	(12,072,000)
Accounts payable and accrued liabilities	6,888,000	3,390,000
Accounts payable due to affiliates	47,000	13,000
Security deposits, prepaid rent, operating lease and other liabilities	(12,919,000)	(489,000)
Net cash provided by operating activities	91,792,000	76,297,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(32,793,000)	(63,984,000)
Proceeds from real estate dispositions	—	1,000,000
Principal repayments on real estate notes receivable	28,650,000	—
Investments in unconsolidated entities	(1,520,000)	(2,000,000)
Capital expenditures	(65,740,000)	(41,753,000)
Real estate and other deposits	(652,000)	(2,815,000)
Net cash used in investing activities	(72,055,000)	(109,552,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	182,417,000	177,637,000
Payments on mortgage loans payable	(59,706,000)	(7,539,000)
Payoff of mortgage loans payable	(6,286,000)	(94,449,000)
Borrowings under the lines of credit and term loans	955,053,000	206,664,000
Payments on the lines of credit and term loans	(937,822,000)	(132,716,000)
Payments under financing obligations	(6,243,000)	(5,329,000)
Deferred financing costs	(12,486,000)	(4,130,000)
Debt extinguishment costs	(251,000)	—
Other obligations	—	(1,000,000)
Repurchase of common stock	(72,200,000)	(53,027,000)
Repurchase of stock warrants and redeemable noncontrolling interest	(475,000)	(306,000)
Contributions from noncontrolling interests	3,000,000	4,470,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Distributions to noncontrolling interests	$(5,449,000)	$(5,243,000)
Contributions from redeemable noncontrolling interests	—	535,000
Distributions to redeemable noncontrolling interests	(1,033,000)	(497,000)
Security deposits and other	36,000	91,000
Distributions paid	(46,716,000)	(44,702,000)
Net cash (used in) provided by financing activities	(8,161,000)	40,459,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$11,576,000	$7,204,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(108,000)	(53,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	72,705,000	64,143,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$84,173,000	$71,294,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$35,132,000	$33,656,000
Restricted cash	37,573,000	30,487,000
Cash, cash equivalents and restricted cash	$72,705,000	$64,143,000

End of period:
Cash and cash equivalents	$46,709,000	$34,925,000
Restricted cash	37,464,000	36,369,000
Cash, cash equivalents and restricted cash	$84,173,000	$71,294,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$52,171,000	$43,016,000
Income taxes	$634,000	$764,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$16,440,000	$15,162,000
Capital expenditures from financing obligations	$8,434,000	$5,194,000
Tenant improvement overage	$1,016,000	$1,014,000
Investments in unconsolidated entity	$5,276,000	$—
The following represents the increase (decrease) in certain liabilities in connection with our acquisitions of real estate investments:
Other assets, net	$—	$(1,587,000)
Accounts payable and accrued liabilities	$46,000	$47,000
Prepaid rent	$105,000	$223,000
Financing Activities:
Issuance of common stock under the DRIP	$42,100,000	$45,444,000
Distributions declared but not paid	$9,673,000	$9,875,000
Payable to transfer agent	$256,000	$72,000
Reclassification of noncontrolling interests to mezzanine equity	$585,000	$585,000
Accrued deferred financing costs	$77,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination and deregistration of such offering on March 29, 2019. As of March 29, 2019, a total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering. On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering; however, we did not commence offering shares pursuant to the 2019 DRIP Offering until April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of September 30, 2019, a total of $27,904,000 in distributions were reinvested that resulted in 2,977,976 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 13, 2019 and expires on February 26, 2020. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2019, we owned and/or operated 98 properties, comprising 102 buildings, and 113 integrated senior health campuses including completed development projects, or approximately 13,462,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,983,811,000. In addition, as of September 30, 2019, we had invested $60,429,000 in real estate-related investments, net of principal repayments.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest therein. As of September 30, 2019 and December 31, 2018, our advisor owned less than a 0.01% limited partnership interest in our operating partnership.
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
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 as of and for the three and nine months ended September 30, 2019 and under ASC Topic 840 as of December 31, 2018 and for the three and nine months ended September 30, 2018. In addition, ASC Topic 842 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASC Topic 842 on January 1, 2019. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of lease liability of $198,453,000 in our condensed consolidated balance sheet for all of our operating leases for which we are the lessee, including facilities leases and ground leases. In addition, we recorded a corresponding right-of-use asset of $211,679,000, which is the lease liability, net of the existing prepaid rent asset and accrued straight-line rent liability balance and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liability and amortization expense on right-of-use assets for our operating leases are included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The operating lease liability was calculated using our incremental borrowing rate based on the information available as of our adoption date.
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
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments under ASC Topic 842 as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore is recognized as part of real estate revenue. In addition as lessors, we exclude certain lessor costs (i.e.,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
Our senior housing — RIDEA facilities offer residents room and board (lease component), standard meals and monthly healthcare services (non-lease component), and certain ancillary services that are not contemplated in the lease with each resident (i.e., laundry, guest meals, etc.). For our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See “Revenue Recognition” section below.
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
Real estate revenue
Prior to January 1, 2019, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays) in accordance with ASC Topic 840. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements were recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement had been met and the tenant was no longer occupying the property.
Effective January 1, 2019, we recognize real estate revenue in accordance with ASC Topic 842. See “Leases” section above.
Resident fees and services revenue
Disaggregation of Resident Fees and Services Revenue
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended September 30,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$53,215,000	$203,833,000	$257,048,000	$46,525,000	$189,080,000	$235,605,000
Senior housing — RIDEA(1)	737,000	16,015,000	16,752,000	835,000	15,444,000	16,279,000
Total resident fees and services	$53,952,000	$219,848,000	$273,800,000	$47,360,000	$204,524,000	$251,884,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$158,948,000	$605,855,000	$764,803,000	$136,347,000	$559,840,000	$696,187,000
Senior housing — RIDEA(1)	2,183,000	47,568,000	49,751,000	2,332,000	46,340,000	48,672,000
Total resident fees and services	$161,131,000	$653,423,000	$814,554,000	$138,679,000	$606,180,000	$744,859,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended September 30,
	2019			2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses(2)	Senior Housing — RIDEA(1)	Total
Medicare	$81,965,000	$—	$81,965,000	$75,530,000	$—	$75,530,000
Medicaid	49,746,000	11,000	49,757,000	43,101,000	11,000	43,112,000
Private and other payors	125,337,000	16,741,000	142,078,000	116,974,000	16,268,000	133,242,000
Total resident fees and services	$257,048,000	$16,752,000	$273,800,000	$235,605,000	$16,279,000	$251,884,000

	Nine Months Ended September 30,
	2019			2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses(2)	Senior Housing — RIDEA(1)	Total
Medicare	$250,923,000	$—	$250,923,000	$230,405,000	$—	$230,405,000
Medicaid	141,425,000	45,000	141,470,000	124,320,000	14,000	124,334,000
Private and other payors	372,455,000	49,706,000	422,161,000	341,462,000	48,658,000	390,120,000
Total resident fees and services	$764,803,000	$49,751,000	$814,554,000	$696,187,000	$48,672,000	$744,859,000
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

(2)
For the three and nine months ended September 30, 2018, Medicare includes $0 and $21,881,000, respectively, of revenue that was previously disclosed as Private and other payors. There was no net change in previously disclosed total resident fees and services.

Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2019	$29,160,000	$18,676,000	$39,112,000	$86,948,000
Ending balance — September 30, 2019	28,172,000	22,463,000	45,139,000	95,774,000
(Decrease)/Increase	$(988,000)	$3,787,000	$6,027,000	$8,826,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2019	$12,569,000
Ending balance — September 30, 2019	11,502,000
Decrease	$(1,067,000)
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
Accounts Payable and Accrued Liabilities
As of September 30, 2019 and December 31, 2018, accounts payable and accrued liabilities primarily includes insurance payables of $33,846,000 and $32,123,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $28,967,000 and $26,428,000, respectively, accrued property taxes of $17,496,000 and $15,121,000, respectively, accrued distributions of $9,673,000 and $10,189,000, respectively, and accrued capital expenditures to unaffiliated third parties of $16,277,000 and $12,490,000, respectively.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, or ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for under the new leasing standard ASC Topic 842. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2019-04, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Accounting Standards Codification. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, or ASU 2019-05, to address certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of such accounting pronouncements on January 1, 2020 will have a material impact to our consolidated financial statements and disclosures based on our ongoing evaluation.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We do not expect that the adoption of ASU 2018-13 on January 1, 2020 will have a material impact to our consolidated financial statement disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Building, improvements and construction in process	$2,231,745,000	$2,160,944,000
Land and improvements	192,777,000	189,446,000
Furniture, fixtures and equipment	140,821,000	126,985,000
	2,565,343,000	2,477,375,000
Less: accumulated depreciation	(316,284,000)	(254,694,000)
	$2,249,059,000	$2,222,681,000
Depreciation expense for the three months ended September 30, 2019 and 2018 was $25,062,000 and $20,636,000, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $68,796,000 and $61,323,000, respectively. No impairment charges were recognized for the three and nine months ended September 30, 2019. No impairment charges were recognized for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we determined that one of our medical office buildings was impaired and recognized an impairment charge of $2,542,000, which reduced the total carrying value of such investment to $7,387,000. The fair value of such medical office building was based upon a discounted cash flow analysis where the most significant inputs were considered Level 3 measurements within the fair value hierarchy. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Real Estate Investment, for a further discussion.
For the three months ended September 30, 2019, we incurred capital expenditures of $24,714,000 for our integrated senior health campuses, $3,999,000 for our medical office buildings, $498,000 for our senior housing — RIDEA facilities and $1,254,000 for our skilled nursing facilities. We did not incur any capital expenditures for our senior housing facilities and hospitals for the three months ended September 30, 2019.
For the nine months ended September 30, 2019, we incurred capital expenditures of $61,448,000 for our integrated senior health campuses, $10,717,000 for our medical office buildings, $1,276,000 for our senior housing — RIDEA facilities, $1,414,000 for our skilled nursing facilities and $50,000 for our hospitals. We did not incur any capital expenditures for our senior housing facilities for the nine months ended September 30, 2019.
For the nine months ended September 30, 2019, we completed the development of one integrated senior health campus for $10,558,000, which is included in real estate investments, net, in our accompanying condensed consolidated balance sheets.
Acquisitions of Real Estate Investments
2019 Acquisitions of Real Estate Investments
For the nine months ended September 30, 2019, using cash on hand and debt financing, we completed the acquisition of one building from an unaffiliated third party, which we added to our existing North Carolina ALF Portfolio. The other six buildings in North Carolina ALF Portfolio were acquired between January 2015 and August 2018. The following is a summary of our property acquisition for the nine months ended September 30, 2019:

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

2019 Acquisition of Previously Leased Real Estate Investments
For the nine months ended September 30, 2019, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we own 67.7%, acquired one previously leased real estate investment located in Indiana. The following is a summary of such acquisition for the nine months ended September 30, 2019, which is included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Lines of Credit and Term Loans(1)	Acquisition Fee(2)
Corydon, IN	09/05/19	$14,082,000	$14,114,000	$215,000
___________

(1)	Represents borrowings under the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest of approximately 67.7% in the Trilogy subsidiary that acquired the property.

For the nine months ended September 30, 2019, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $761,000 for such acquisitions. In addition to the property acquisitions discussed above, for the nine months ended September 30, 2019, we, through a majority-owned subsidiary of Trilogy, acquired land in Michigan and Ohio for an aggregate contract purchase price of $3,056,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our acquisitions in 2019 based on their relative fair values:

2019 Real Estate Acquisitions
Building and improvements	$23,191,000
Land	6,565,000
In-place leases	3,596,000
Total assets acquired	$33,352,000
4. Real Estate Notes Receivable and Debt Security Investment, Net
The following is a summary of our notes receivable and debt security investment, including unamortized loan and closing costs, net as of September 30, 2019 and December 31, 2018:

					Balance
	Origination Date	Maturity Date	Contractual Interest Rate	Maximum Advances Available	September 30, 2019	December 31, 2018
Mezzanine Fixed Rate Notes(1)	02/04/15	12/09/19	6.75%	$—	$—	$28,650,000
Debt security investment(2)	10/15/15	08/25/25	4.24%	N/A	70,573,000	68,355,000
					70,573,000	97,005,000
Unamortized loan and closing costs, net					1,413,000	1,650,000
					$71,986,000	$98,655,000

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

(2)
The commercial mortgage-backed debt security, or the debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of September 30, 2019 and December 31, 2018, the net carrying amount with accretion was $71,986,000 and $69,873,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

The following table reflects the changes in the carrying amount of our real estate notes receivable and debt security investment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$98,655,000	$97,988,000
Additions:
Accretion on debt security	2,218,000	2,010,000
Deductions:
Principal repayments on real estate notes receivable	(28,650,000)	—
Amortization of loan and closing costs	(237,000)	(185,000)
Ending balance	$71,986,000	$99,813,000
For the three and nine months ended September 30, 2019 and 2018, we did not record any impairment losses on our real estate notes receivable or debt security investment. Amortization expense on loan and closing costs for the three months ended September 30, 2019 and 2018 was $37,000 and $64,000, respectively, and for the nine months ended September 30, 2019 and 2018, was $237,000 and $185,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Amortized intangible assets:
In-place leases, net of accumulated amortization of $21,769,000 and $23,497,000 as of September 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 9.3 years and 9.8 years as of September 30, 2019 and December 31, 2018, respectively)	$31,947,000	$45,815,000
Leasehold interests, net of accumulated amortization of $548,000 as of December 31, 2018 (with a weighted average remaining life of 53.6 years as of December 31, 2018)(1)	—	7,346,000
Customer relationships, net of accumulated amortization of $299,000 and $187,000 as of September 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 17.0 years and 18.8 years as of September 30, 2019 and December 31, 2018, respectively)	2,541,000	2,653,000
Above-market leases, net of accumulated amortization of $2,180,000 and $2,851,000 as of September 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 5.0 years and 5.2 years as of September 30, 2019 and December 31, 2018, respectively)	1,584,000	2,059,000
Internally developed technology and software, net of accumulated amortization of $188,000 and $117,000 as of September 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 3.0 years and 3.8 years as of September 30, 2019 and December 31, 2018, respectively)	282,000	353,000
Unamortized intangible assets:
Certificates of need	93,932,000	88,590,000
Trade names	30,787,000	30,787,000
Purchase option asset(2)	—	1,918,000
	$161,073,000	$179,521,000
___________

(1)
Such amount related to our ownership of fee simple interests in the building and improvements of 16 of our buildings that are subject to respective ground leases. Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets in our accompanying condensed consolidated balance sheet. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 17, Leases, for a further discussion.

(2)
For the nine months ended September 30, 2019, we exercised our right to acquire a property through our unconsolidated investment in RHS Partners, LLC, or RHS. The value of the purchase option asset utilized was $1,918,000. See Note 6, Other Assets, Net for a further discussion.

Amortization expense for the three months ended September 30, 2019 and 2018 was $11,566,000 and $3,227,000, respectively, which included $131,000 and $210,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0 and $34,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Amortization expense for the nine months ended September 30, 2019 and 2018 was $18,005,000 and $9,204,000, respectively, which included $475,000 and $766,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0 and $105,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 9.6 years and 15.5 years as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$1,915,000
2020	6,377,000
2021	4,727,000
2022	4,014,000
2023	3,241,000
Thereafter	16,080,000
$36,354,000
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Deferred rent receivables	$31,693,000	$23,334,000
Prepaid expenses, deposits and other assets	26,059,000	29,803,000
Investment in unconsolidated entities	20,477,000	15,432,000
Inventory	19,457,000	21,151,000
Deferred tax assets, net(1)	12,023,000	9,461,000
Lease commissions, net of accumulated amortization of $1,934,000 and $1,274,000 as of September 30, 2019 and December 31, 2018, respectively	10,403,000	8,523,000
Deferred financing costs, net of accumulated amortization of $1,356,000 and $12,487,000 as of September 30, 2019 and December 31, 2018, respectively(2)	8,690,000	2,311,000
Lease inducement, net of accumulated amortization of $1,053,000 and $789,000 as of September 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 11.2 years and 12.0 years as of September 30, 2019 and December 31, 2018, respectively)	3,947,000	4,211,000
	$132,749,000	$114,226,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)	Deferred financing costs only include costs related to our lines of credit and term loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended September 30, 2019 and 2018 was $882,000 and $981,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $2,882,000 and $3,578,000, respectively. Amortization expense on deferred financing costs of our lines of credit and term loans is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on lease commissions for the three months ended September 30, 2019 and 2018 was $281,000 and $197,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $823,000 and $534,000, respectively. Amortization expense on lease inducement for both the three months ended September 30, 2019 and 2018 was $88,000, and for the nine months ended September 30, 2019 and 2018 was $264,000 and $263,000, respectively. Amortization expense on lease inducement is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Investments in unconsolidated entities primarily represents our investment in RHS, a privately-held company that owns three integrated senior health campuses and operates 13 integrated senior health campuses. Our effective ownership of RHS was 33.9% and 33.8% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, we had a receivable of $3,048,000 and $2,507,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying condensed consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	September 30, 2019			December 31, 2018
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$280,791,000	$17,463,000	$298,254,000	$48,291,000	$100,000	$48,391,000
Total liabilities	$253,541,000	$17,346,000	$270,887,000	$25,263,000	$—	$25,263,000

	Three Months Ended September 30,
	2019			2018
	RHS	Other	Total	RHS	Other	Total
Statement of Operations Data:
Revenues	$35,669,000	$2,954,000	$38,623,000	$32,346,000	$—	$32,346,000
Expenses	36,630,000	3,637,000	40,267,000	34,622,000	—	34,622,000
Net loss	$(961,000)	$(683,000)	$(1,644,000)	$(2,276,000)	$—	$(2,276,000)

	Nine Months Ended September 30,
	2019			2018
	RHS	Other	Total	RHS	Other	Total
Statement of Operations Data:
Revenues	$106,099,000	$4,030,000	$110,129,000	$96,516,000	$—	$96,516,000
Expenses	108,604,000	5,114,000	113,718,000	103,861,000	—	103,861,000
Net loss	$(2,505,000)	$(1,084,000)	$(3,589,000)	$(7,345,000)	$—	$(7,345,000)
7. Mortgage Loans Payable, Net
Mortgage loans payable were $829,456,000 ($805,257,000, including discount/premium and deferred financing costs, net) and $713,030,000 ($688,262,000, including discount/premium and deferred financing costs, net) as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we had 62 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.60% per annum based on interest rates in effect as of September 30, 2019 and a weighted average effective interest rate of 3.92%. As of December 31, 2018, we had 57 fixed-rate mortgage loans payable and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.46% per annum based on interest rates in effect as of December 31, 2018 and a weighted average effective interest rate of 3.98%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratios, leverage ratios and reporting requirements.
For the three and nine months ended September 30, 2019, we incurred a total loss on extinguishment of debt of $2,179,000, which is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The loss on extinguishment was primarily related to the write-off of unamortized deferred financing fees, unamortized debt discount and a prepayment penalty associated with the payoff of a mortgage loan payable and the Trilogy OpCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, that were due to mature in November 2047 and April 2021, respectively. The source of funds for the payoff was from the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loans.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Total fixed-rate debt	$736,796,000	$624,616,000
Total variable-rate debt	92,660,000	88,414,000
Total fixed- and variable-rate debt	829,456,000	713,030,000
Less: deferred financing costs, net	(9,898,000)	(8,824,000)
Add: premium	394,000	663,000
Less: discount	(14,695,000)	(16,607,000)
Mortgage loans payable, net	$805,257,000	$688,262,000
The following table reflects the changes in the carrying amount of mortgage loans payable for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$688,262,000	$613,558,000
Additions:
Borrowings on mortgage loans payable	182,417,000	177,637,000
Amortization of deferred financing costs	1,187,000	995,000
Amortization of discount/premium on mortgage loans payable	502,000	365,000
Deductions:
Scheduled principal payments on mortgage loans payable	(59,706,000)	(7,539,000)
Payoff of mortgage loans payable	(6,286,000)	(94,449,000)
Deferred financing costs	(1,119,000)	(3,613,000)
Ending balance	$805,257,000	$686,954,000
As of September 30, 2019, the principal payments due on our mortgage loans payable for the three months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2019	$20,675,000
2020	83,150,000
2021	35,778,000
2022	62,227,000
2023	32,431,000
Thereafter	595,195,000
$829,456,000
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
2019 Corporate Line of Credit
On January 25, 2019, we, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; Citizens Bank, National Association, as a syndication agent, a swing line lender, a letter of credit issuer, a joint lead arranger and joint bookrunner; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $480,000,000. We may obtain up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The maximum principal amount of the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2019 Corporate Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
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
As of September 30, 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of September 30, 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $517,500,000 and the weighted average interest rate on such borrowings outstanding was 3.91% per annum.
Trilogy PropCo Line of Credit
In connection with our acquisition of Trilogy, on December 1, 2015, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy, or Trilogy PropCo Parent, and certain of its subsidiaries, or the Trilogy PropCo Co-Borrowers, and, together with Trilogy PropCo Parent, the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit. On December 1, 2015, we also entered into separate revolving notes with each of KeyBank and Regions Bank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Trilogy PropCo Credit Agreement. The maturity date of the Trilogy PropCo Line of Credit would have been December 1, 2019.
On October 27, 2017, we entered into an amendment to the Trilogy PropCo Credit Agreement, or the Trilogy PropCo Amendment, with KeyBank, as administrative agent, and a syndicate of other banks, as lenders, to amend the terms of the Trilogy PropCo Credit Agreement. The material terms of the Trilogy PropCo Amendment included a reduction of the total commitment under the Trilogy PropCo Line of Credit from $300,000,000 to $250,000,000.
On September 5, 2019, we entered into an amendment to the Trilogy PropCo Credit Agreement, or the Trilogy First Amended and Restated Senior Secured Credit Agreement, to replace the terms of the Trilogy PropCo Line of Credit with the 2019 Trilogy Credit Facility, as further discussed below in the “2019 Trilogy Credit Facility” section.
Our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $0 and $250,000,000 as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $0 and $170,518,000, respectively. As of December 31, 2018, the weighted average interest rate on such borrowing outstanding was 6.45% per annum.
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
On April 1, 2016, we entered into an amendment to the Trilogy OpCo Credit Agreement to increase the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. In April 2018, we further amended the Trilogy OpCo Credit Agreement, or the Trilogy OpCo Amendment. The material terms of the Trilogy OpCo Amendment provided for: (i) a reduction in the aggregate maximum principal amount from $60,000,000 to $25,000,000; and (ii) an updated maturity date of April 27, 2021.
On September 5, 2019, we terminated the Trilogy OpCo Line of Credit, as amended, and replaced it with the 2019 Trilogy Credit Facility, described below. As a result, we currently do not have any obligations under the Trilogy OpCo Line of Credit.
Our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $0 and $25,000,000 as of September 30, 2019 and December 31, 2018, subject to certain terms and conditions. As of September 30, 2019 and December 31, 2018, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $0 and $19,030,000, respectively. As of December 31, 2018 the weighted average interest rate on such borrowings outstanding was 5.17% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2019 Trilogy Credit Facility
On September 5, 2019, we, through Trilogy RER, LLC and certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC, or the 2019 Trilogy Co-Borrowers, entered into a First Amended and Restated Senior Secured Credit Agreement, or the Trilogy First Amended and Restated Credit Agreement, with KeyBank, as administrative agent; CIT Bank, N.A., or CIT Bank, as revolving agent; Regions Bank, as syndication agent; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets, as co-lead arranger and co-book runner; Regions Capital Markets, as co-lead arranger and co-book runner; Bank of America, N.A., or Bank of America, as co-documentation agent; The Huntington National Bank, as co-documentation agent; and a syndicate of other banks, as lenders named therein, to amend and restate the terms of the Trilogy PropCo Credit Agreement to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. We may obtain up to $35,000,000 in the form of swing line loans and up to $15,000,000 in the form of standby letters of credit. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to: (i) the terms of the Trilogy First Amended and Restated Credit Agreement and (ii) at least 10 business days’ prior written notice to KeyBank.
At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) LIBOR plus 2.75% for LIBOR Rate Loans, as defined in the Trilogy First Amended and Restated Credit Agreement, and (b) for Base Rate Loans, as defined in the Trilogy First Amended and Restated Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.5% above the Federal Funds Effective Rate, as defined in the Trilogy First Amended and Restated Credit Agreement, and (iii) 1.00% above the one-month LIBOR. Accrued interest on the 2019 Trilogy Credit Facility is payable monthly. The loans may be repaid in whole or in part without prepayment fees or penalty, subject to certain conditions. We are required to pay fees on the unused portion of the lenders’ commitments under the 2019 Trilogy Credit Facility, with respect to any day during a calendar quarter, at a per annum rate equal to (a) 0.15% if the sum of the Aggregate Real Estate Revolving Credit Obligations, as defined in the Trilogy First Amended and Restated Credit Agreement, outstanding on such day is greater than 50% of the commitments or 0.20% if the sum of the Aggregate Real Estate Revolving Credit Obligations on such day is less than or equal to 50% of the commitments, and (b) 0.15% if the sum of the Aggregate A/R Revolving Credit Obligations, as defined in the the Trilogy First Amended and Restated Credit Agreement, outstanding on such day is greater than 50% of the commitments or 0.20% if the sum of the Aggregate A/R Revolving Credit Obligations on such day is less than or equal to 50% of the commitments, which fees shall be measured and payable on a quarterly basis.
The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the Trilogy First Amended and Restated Credit Agreement subject to the satisfaction of certain conditions, including payment of an extension fee.
As of September 30, 2019, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of September 30, 2019, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $237,779,000 and the weighted average interest rate on such borrowings outstanding was 4.81% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2019 and December 31, 2018:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Swap	$140,000,000	one month LIBOR	0.82%	02/03/19	$—	$221,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	—	97,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	—	51,000
Cap	20,000,000	one month LIBOR	3.00%	09/23/21	1,000	48,000
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(3,705,000)	—
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(1,571,000)	—
					$(5,275,000)	$417,000
ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss). As of September 30, 2019 and December 31, 2018, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2019 and 2018, we recorded $(1,169,000) and $(750,000), respectively, and for the nine months ended September 30, 2019 and 2018, we recorded $(5,846,000) and $(1,127,000), respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of September 30, 2019 and December 31, 2018, identified intangible liabilities consisted of below-market leases of $751,000 and $1,051,000, respectively, net of accumulated amortization of $1,255,000 and $1,229,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2019 and 2018 was $91,000 and $107,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $300,000 and $376,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 4.3 years as of both September 30, 2019 and December 31, 2018. As of September 30, 2019, estimated amortization expense on below-market leases for the three months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$88,000
2020	260,000
2021	143,000
2022	93,000
2023	78,000
Thereafter	89,000
$751,000

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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of September 30, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On December 1, 2015, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, pursuant to an equity purchase agreement with Trilogy and other seller parties thereto, completed the acquisition of approximately 96.7% of the outstanding equity interests of Trilogy. Pursuant to the equity purchase agreement, at the closing of the acquisition, certain members of Trilogy’s pre-closing management retained a portion of the outstanding equity interests of Trilogy held by such members of Trilogy’s pre-closing management, representing in the aggregate approximately 3.3% of the outstanding equity interests of Trilogy. The noncontrolling interests held by Trilogy’s pre-closing management have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. As September 30, 2019 and December 31, 2018, Trilogy REIT Holdings and certain members of Trilogy’s pre-closing management owned approximately 96.8% and 96.7%, respectively, and 3.2% and 3.3%, respectively, of Trilogy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$38,245,000	$32,435,000
Additions	—	535,000
Reclassification from equity	585,000	585,000
Distributions	(1,033,000)	(497,000)
Repurchase of redeemable noncontrolling interest	(400,000)	(229,000)
Fair value adjustment to redemption value	110,000	437,000
Net income attributable to redeemable noncontrolling interests	304,000	131,000
Ending balance	$37,811,000	$33,397,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the 2015 DRIP Offering. We did not commence offering shares to the 2015 DRIP Offering until April 22, 2015, following the deregistration of our initial offering. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination and deregistration of the 2015 DRIP Offering on March 29, 2019.
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
Through September 30, 2019, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 31,313,084 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 22,003,430 shares of our common stock under our share repurchase plan and granted an aggregate of 127,500 shares of our restricted common stock to our independent directors through September 30, 2019. As of September 30, 2019 and December 31, 2018, we had 194,389,974 and 197,557,377 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance — foreign currency translation adjustments	$(2,560,000)	$(1,971,000)
Net change in current period	(301,000)	(374,000)
Ending balance — foreign currency translation adjustments	$(2,861,000)	$(2,345,000)
Noncontrolling Interests
As of September 30, 2019 and December 31, 2018, Trilogy REIT Holdings owned approximately 96.8% and 96.7% of Trilogy, respectively. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to a joint venture agreement, or the Trilogy JV Agreement, with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the sole manager of Trilogy REIT Holdings. Prior to October 1, 2018, NHI was the indirect owner of the remaining 30.0% interest in Trilogy REIT Holdings. On October 1, 2018, we amended the Trilogy JV Agreement as a result of the purchase by an indirect, wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV JV Member, of 6.0% of the total membership interests in Trilogy REIT Holdings from a wholly-owned subsidiary of NHI. Both Griffin-American Healthcare REIT IV, Inc. and us are sponsored by American Healthcare Investors. Effective October 1, 2018, NHI and GAHR IV JV Member indirectly own a 24.0% and 6.0% membership interest, respectively, in Trilogy REIT Holdings. As of September 30, 2019 and December 31, 2018, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For both the three months ended September 30, 2019 and 2018, we recognized stock compensation expense related to Profit Interests of $195,000, and for both the nine months ended September 30, 2019 and 2018, we recognized stock compensation expense related to the Profit Interests of $585,000.
There were no canceled, expired or exercised Profit Interests during the nine months ended September 30, 2019 and 2018. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of September 30, 2019 and December 31, 2018, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018.

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
Effective October 5, 2016, we amended and restated the Initial DRIP to amend the price at which shares of our common stock are issued pursuant to such distribution reinvestment plan. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated net asset value, or NAV, of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 DRIP Offering remain unchanged by the Amended and Restated DRIP.
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

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
10/03/19	$9.40
For the three and nine months ended September 30, 2019, $13,789,000 and $42,100,000, respectively, in distributions were reinvested and 1,471,581 and 4,493,074 shares of our common stock, respectively, were issued pursuant to the 2015 DRIP Offering and 2019 DRIP Offering. For the three and nine months ended September 30, 2018, $14,995,000 and $45,444,000, respectively, in distributions were reinvested and 1,617,584 and 4,902,237 shares of our common stock, respectively, were issued pursuant to the 2015 DRIP Offering.
As of September 30, 2019 and December 31, 2018, a total of $291,811,000 and $249,711,000, respectively, in distributions were reinvested that resulted in 31,313,084 and 26,820,010 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
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
For the three months ended September 30, 2019 and 2018, we received share repurchase requests of 3,260,198 and 1,994,354 shares of our common stock, respectively, and repurchased 1,832,625 and 1,994,354 shares of our common stock, respectively, for an aggregate of $17,321,000 and $18,399,000, respectively, at an average repurchase price of $9.45 and $9.23 per share, respectively. For the nine months ended September 30, 2019 and 2018, we received share repurchase requests of 12,395,976 and 5,764,926 shares of our common stock, respectively, and repurchased 7,682,977 and 5,764,926 shares of our common stock, respectively, for an aggregate of $72,456,000 and $53,099,000, respectively, at an average repurchase price of $9.43 and $9.21 per share, respectively.
As of September 30, 2019 and December 31, 2018, we received cumulative share repurchase requests 26,716,429 and 14,320,453 shares of our common stock, respectively, and repurchased 22,003,430 and 14,320,453 shares of our common stock, respectively, for an aggregate of $204,391,000 and $131,935,000, respectively, at an average repurchase price of $9.29 and $9.21 per share, respectively. Shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to our DRIP Offerings.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2019, we granted an aggregate of 15,000 and 22,500 shares, respectively, of our restricted common stock, at a weighted average grant date fair value of $9.37 per share, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vest as to 20.0% of the shares on the date of grant on each of the first four anniversaries of the grant date. For both the three months ended September 30, 2019 and 2018, we recognized stock compensation expense related to the independent director grants of $72,000, and for the nine months ended September 30, 2019 and 2018, we recognized stock compensation expense related to the director grants of $172,000 and $171,000, respectively. Such stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three and nine months ended September 30, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended September 30, 2019 and 2018, we incurred $6,105,000 and $6,705,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $18,823,000 and $18,357,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended September 30, 2019 and 2018, we incurred $277,000 and $1,069,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $1,075,000 and $1,076,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended September 30, 2019 and 2018, we incurred $0 and $24,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $163,000 and $69,000, respectively, in development fees to our advisor or its affiliates, which was capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs, real estate commissions or other fees paid to unaffiliated third parties will not exceed, in the aggregate,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2019 and 2018, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions of real estate or real estate-related investments.
For the three and nine months ended September 30, 2019 and 2018, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended September 30, 2019 and 2018, we incurred $5,021,000 and $4,873,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $15,018,000 and $14,438,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2019 and 2018, we incurred $636,000 and $617,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $1,915,000 and $1,811,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2019 and 2018, we incurred $68,000 and $36,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $237,000 and $764,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2019 and 2018, we incurred $56,000 and $38,000, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $255,000 and $52,000, respectively, in construction management fees to our advisor or its affiliates.
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
For the 12 months ended September 30, 2019 and 2018, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended September 30,
	2019	2018
Operating expenses as a percentage of average invested assets	0.9%	0.9%
Operating expenses as a percentage of net income	20.1%	18.4%
For the three months ended September 30, 2019 and 2018, our advisor or its affiliates incurred operating expenses on our behalf of $47,000 and $48,000, respectively, and for the nine months ended September 30, 2019 and 2018, incurred $160,000 and $147,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and nine months ended September 30, 2019 and 2018, our advisor and its affiliates were not compensated for any additional services.
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
For the three and nine months ended September 30, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2019 and 2018, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2019 and 2018, we did not pay any such distributions to our advisor.
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
As of September 30, 2019 and December 31, 2018, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2019 and December 31, 2018:

Fee	September 30, 2019	December 31, 2018
Asset and property management fees	$1,921,000	$1,856,000
Construction management fees	163,000	58,000
Lease commissions	54,000	94,000
Operating expenses	9,000	12,000
Acquisition fees	—	15,000
Development fees	—	68,000
	$2,147,000	$2,103,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$1,000	$—	$1,000
Total assets at fair value	$—	$1,000	$—	$1,000
Liabilities:
Derivative financial instruments	$—	$5,276,000	$—	$5,276,000
Warrants	—	—	1,132,000	1,132,000
Total liabilities at fair value	$—	$5,276,000	$1,132,000	$6,408,000
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
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2019 and 2018.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration Liability
As of September 30, 2019 and December 31, 2018, we have accrued $0 and $681,000, respectively, of a contingent consideration obligation in connection with our Clemmons facility within North Carolina ALF Portfolio. Such obligation was included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and would have been paid upon various conditions being met, including our tenants achieving certain operating performance metrics. In particular, the amounts may have been paid based upon the computation in the lease agreement, as amended, and receipt of notification within four years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There was no minimum required payment but the total maximum was capped at $11,000,000 and also limited by the tenant’s ability to increase its EBITDAR. Any payment made would have resulted in an increase in the monthly rent charged to the tenant and additional rental revenue to us. The contingent consideration obligation was not exercised and expired June 28, 2019, and as such, no contingent consideration amounts were due for the Clemmons facility within North Carolina ALF Portfolio as of September 30, 2019.
Warrants
As of September 30, 2019 and December 31, 2018, we have recorded $1,132,000 and $1,207,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of September 30, 2019 and December 31, 2018, the carrying value is a reasonable estimate of fair value.
Real Estate Investment
No impairment charges were recognized for the three and nine months ended September 30, 2019. No impairment charges were recognized for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we determined that one of our medical office buildings was impaired based upon discounted cash flow analyses where the most significant inputs were market rent, capitalization rate and discount rate. We considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of our real estate investment as of September 30, 2018:

Range of Inputs or Inputs
September 30, 2018
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Debt security investment	$71,986,000	$93,369,000	$69,873,000	$94,116,000
Financial Liabilities:
Mortgage loans payable	$805,257,000	$758,777,000	$688,262,000	$618,886,000
Lines of credit and term loans	$746,589,000	$756,269,000	$735,737,000	$737,982,000
16. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as taxable REIT subsidiaries, or TRS, pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
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
The components of (loss) income before taxes for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$(16,211,000)	$3,926,000	$(8,896,000)	$12,248,000
Foreign	(52,000)	(146,000)	(354,000)	(258,000)
(Loss) Income before income taxes	$(16,263,000)	$3,780,000	$(9,250,000)	$11,990,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal deferred	$(1,446,000)	$(1,291,000)	$(2,538,000)	$(3,769,000)
State deferred	(242,000)	(270,000)	(381,000)	(773,000)
State current	—	4,000	—	4,000
Foreign current	90,000	387,000	510,000	568,000
Valuation allowances	2,438,000	1,126,000	3,559,000	3,029,000
Total income tax expense (benefit)	$840,000	$(44,000)	$1,150,000	$(941,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate and real estate-related investments located in the United Kingdom, or UK, and Isle of Man.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of September 30, 2019 and December 31, 2018, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2019 and December 31, 2018, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2059. For the three and nine months ended September 30, 2019, we recognized $26,668,000 and $88,619,000, respectively, of revenues related to operating lease payments, of which $4,649,000 and $13,739,000, respectively, was for variable lease payments. The following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for leases in effect for properties we wholly own for the three months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter:

Year	Amount
2019	$24,160,000
2020	95,008,000
2021	93,183,000
2022	86,812,000
2023	79,402,000
Thereafter	588,898,000
Total	$967,463,000
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
As of September 30, 2019, we have additional operating leases that have not yet commenced of $56,945,000. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of up to 15 years.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of lease costs were as follows:

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	Property operating expenses and rental expenses	$7,387,000	$22,507,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	467,000	1,520,000
Accretion of lease liabilities	Interest expense	146,000	278,000
Total lease cost		$8,000,000	$24,305,000
___________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases was as follows:

Supplemental Disclosure of Cash Flows Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,602,000
Operating cash flows from finance leases	$277,000
Financing cash flows from finance leases	$2,490,000
Right-of-use assets obtained in exchange for operating lease liabilities	$166,000

Lease Term and Discount Rate	As of September 30, 2019
Weighted average remaining lease term (in years)
Operating leases	13.4
Finance leases	1.3
Weighted average discount rate
Operating leases	6.13%
Finance leases	7.35%
Operating Leases
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities:

Year	Amount
2019	$5,873,000
2020	21,838,000
2021	22,267,000
2022	22,605,000
2023	21,866,000
Thereafter	176,970,000
Total operating lease payments	271,419,000
Less: interest	93,247,000
Present value of operating lease liabilities	$178,172,000

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
Finance Leases
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2019	$631,000
2020	1,265,000
2021	130,000
2022	—
2023	—
Total finance lease payments	2,026,000
Less: interest	78,000
Present value of finance lease liabilities	$1,948,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18. Segment Reporting
As of September 30, 2019, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain (loss) in fair value of derivative financial instruments, impairment of real estate investment, foreign currency gain (loss), other income (expense), loss from unconsolidated entities and income tax benefit (expense) for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2019 and 2018 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2019
Revenues:
Resident fees and services	$257,048,000	$16,752,000	$—	$—	$—	$—	$273,800,000
Real estate revenue	—	—	19,890,000	2,601,000	2,672,000	2,799,000	27,962,000
Total revenues	257,048,000	16,752,000	19,890,000	2,601,000	2,672,000	2,799,000	301,762,000
Expenses:
Property operating expenses	230,349,000	11,509,000	—	—	—	—	241,858,000
Rental expenses	—	—	8,140,000	553,000	346,000	149,000	9,188,000
Segment net operating income	$26,699,000	$5,243,000	$11,750,000	$2,048,000	$2,326,000	$2,650,000	$50,716,000
Expenses:
General and administrative							$7,675,000
Acquisition related expenses							4,000
Depreciation and amortization							36,778,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(21,046,000)
Loss in fair value of derivative financial instruments							(1,169,000)
Loss from unconsolidated entities							(766,000)
Foreign currency loss							(1,464,000)
Other income							1,923,000
Loss before income taxes							(16,263,000)
Income tax expense							(840,000)
Net loss							$(17,103,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2018
Revenues:
Resident fees and services	$235,605,000	$16,279,000	$—	$—	$—	$—	$251,884,000
Real estate revenue	—	—	20,029,000	5,472,000	3,716,000	3,078,000	32,295,000
Total revenues	235,605,000	16,279,000	20,029,000	5,472,000	3,716,000	3,078,000	284,179,000
Expenses:
Property operating expenses	212,519,000	11,146,000	—	—	—	—	223,665,000
Rental expenses	—	—	7,577,000	211,000	391,000	398,000	8,577,000
Segment net operating income	$23,086,000	$5,133,000	$12,452,000	$5,261,000	$3,325,000	$2,680,000	$51,937,000
Expenses:
General and administrative							$6,900,000
Acquisition related expenses							(1,102,000)
Depreciation and amortization							23,816,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(16,538,000)
Loss in fair value of derivative financial instruments							(750,000)
Loss from unconsolidated entities							(1,137,000)
Foreign currency loss							(619,000)
Other income							501,000
Income before income taxes							3,780,000
Income tax benefit							44,000
Net income							$3,824,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2019
Revenues:
Resident fees and services	$764,803,000	$49,751,000	$—	$—	$—	$—	$814,554,000
Real estate revenue	—	—	60,548,000	14,184,000	9,998,000	8,467,000	93,197,000
Total revenues	764,803,000	49,751,000	60,548,000	14,184,000	9,998,000	8,467,000	907,751,000
Expenses:
Property operating expenses	681,996,000	34,704,000	—	—	—	—	716,700,000
Rental expenses	—	—	23,553,000	776,000	1,076,000	434,000	25,839,000
Segment net operating income	$82,807,000	$15,047,000	$36,995,000	$13,408,000	$8,922,000	$8,033,000	$165,212,000
Expenses:
General and administrative							$21,104,000
Acquisition related expenses							(292,000)
Depreciation and amortization							87,149,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(59,665,000)
Loss in fair value of derivative financial instruments							(5,846,000)
Loss from unconsolidated entities							(1,713,000)
Foreign currency loss							(1,654,000)
Other income							2,377,000
Loss before income taxes							(9,250,000)
Income tax expense							(1,150,000)
Net loss							$(10,400,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2018
Revenues:
Resident fees and services	$696,187,000	$48,672,000	$—	$—	$—	$—	$744,859,000
Real estate revenue	—	—	60,316,000	16,265,000	11,183,000	9,711,000	97,475,000
Total revenues	696,187,000	48,672,000	60,316,000	16,265,000	11,183,000	9,711,000	842,334,000
Expenses:
Property operating expenses	626,091,000	33,204,000	—	—	—	—	659,295,000
Rental expenses	—	—	23,255,000	583,000	1,207,000	1,219,000	26,264,000
Segment net operating income	$70,096,000	$15,468,000	$37,061,000	$15,682,000	$9,976,000	$8,492,000	$156,775,000
Expenses:
General and administrative							$19,910,000
Acquisition related expenses							(1,657,000)
Depreciation and amortization							70,190,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(48,369,000)
Loss in fair value of derivative financial instruments							(1,127,000)
Impairment of real estate investment							(2,542,000)
Loss from unconsolidated entities							(3,672,000)
Foreign currency loss							(1,652,000)
Other income							1,020,000
Income before income taxes							11,990,000
Income tax benefit							941,000
Net income							$12,931,000
Total assets by reportable segment as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Integrated senior health campuses	$1,714,145,000	$1,478,147,000
Medical office buildings	621,240,000	646,784,000
Senior housing — RIDEA	265,572,000	271,381,000
Senior housing	242,790,000	242,686,000
Skilled nursing facilities	126,664,000	127,809,000
Hospitals	115,152,000	118,685,000
Other	5,846,000	3,600,000
Total assets	$3,091,409,000	$2,889,092,000
As of both September 30, 2019 and December 31, 2018, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
United States	$300,609,000	$282,977,000	$904,152,000	$838,603,000
International	1,153,000	1,202,000	3,599,000	3,731,000
	$301,762,000	$284,179,000	$907,751,000	$842,334,000
The following is a summary of real estate investments, net by geographic regions as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Real estate investments, net:
United States	$2,201,702,000	$2,173,395,000
International	47,357,000	49,286,000
	$2,249,059,000	$2,222,681,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to the debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2019, properties in two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana and Ohio accounted for 35.1% and 10.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each such state’s economy.
Based on leases in effect as of September 30, 2019, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, senior housing, skilled nursing facilities and hospitals accounted for 49.1%, 26.4%, 8.7%, 6.7%, 5.4% and 3.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of September 30, 2019, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of September 30, 2019.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 for both the three months ended September 30, 2019 and 2018, and $21,000 and $20,000, respectively, for the nine months ended September 30, 2019 and 2018. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2019 and 2018, there were 46,500 and 47,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both September 30, 2019 and 2018, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 21, 2019. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2019 and December 31, 2018, together with our results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018.
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
On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock to be issued pursuant to the Initial DRIP, or the 2015 DRIP Offering. We commenced offering shares pursuant to the 2015 DRIP Offering following the deregistration of our initial offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock are issued pursuant to the 2015 DRIP Offering. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering until the termination and deregistration of such offering on March 29, 2019. As of March 29, 2019, a total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of our common stock being issued pursuant to the 2015 DRIP Offering. On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering; however, we did not commence offering shares pursuant to the 2019 DRIP Offering until April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of September 30, 2019, a total of $27,904,000 in distributions were reinvested that resulted in 2,977,976 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
On October 3, 2019, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.40. We provide an updated estimated per share NAV on at least an annual basis to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 4, 2019 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 13, 2019 and expires on February 26, 2020. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2019, we owned and/or operated 98 properties, comprising 102 buildings, and 113 integrated senior health campuses including completed development projects, or approximately 13,462,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,983,811,000. In addition, as of September 30, 2019, we had invested $60,429,000 in real estate-related investments, net of principal repayments.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of September 30, 2019, our properties were 92.4% leased and during the remainder of 2019, 2.7% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2019, our remaining weighted average lease term was 8.4 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our senior housing — RIDEA facilities and integrated senior health campuses were 82.3% and 86.9% leased, respectively, for the three months ended September 30, 2019 and 82.8% and 86.1% leased, respectively, for the nine months ended September 30, 2019. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2019 and 2018
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing developments of properties, as well as the result of any additional real estate and real estate-related investments we may acquire or originate.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2019, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

Except where otherwise noted, the changes in our results of operations for 2019 as compared to 2018 are primarily due to the development and expansion of our portfolio of integrated senior health campuses, as well as growth in our pharmaceutical and rehabilitation businesses within our integrated senior health campuses segment. As of September 30, 2019 and 2018, we owned and/or operated the following types of properties:

	September 30,
	2019			2018
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	113	$1,528,470,000	(1)	111	$1,493,028,000	(1)
Medical office buildings	64	664,135,000	89.1%	64	664,135,000	89.3%
Senior housing	16	203,391,000	100%	15	188,391,000	100%
Senior housing — RIDEA	13	320,035,000	(2)	13	320,035,000	(2)
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	215	$2,983,811,000	92.4%	212	$2,933,369,000	92.5%
___________

(1)
For the three and nine months ended September 30, 2019, the leased percentage for the resident units of our integrated senior health campuses was 86.9% and 86.1%, respectively. For the three and nine months ended September 30, 2018, the leased percentage for the resident units of our integrated senior health campuses was 83.8% and 84.2%, respectively.

(2)
For the three and nine months ended September 30, 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 82.3% and 82.8%, respectively. For the three and nine months ended September 30, 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 84.5% and 84.8%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Resident Fees and Services
Integrated senior health campuses	$257,048,000	$235,605,000	$764,803,000	$696,187,000
Senior housing — RIDEA	16,752,000	16,279,000	49,751,000	48,672,000
Total resident fees and services	273,800,000	251,884,000	814,554,000	744,859,000
Real Estate Revenue
Medical office buildings	19,890,000	20,029,000	60,548,000	60,316,000
Senior housing	2,601,000	5,472,000	14,184,000	16,265,000
Skilled nursing facilities	2,672,000	3,716,000	9,998,000	11,183,000
Hospitals	2,799,000	3,078,000	8,467,000	9,711,000
Total real estate revenue	27,962,000	32,295,000	93,197,000	97,475,000
Total revenues	$301,762,000	$284,179,000	$907,751,000	$842,334,000
For the three and nine months ended September 30, 2019 and 2018, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three and nine months ended September 30, 2019 and 2018, real estate revenue primarily consisted of base rent and expense recoveries.
The decrease in real estate revenue for the senior housing segment for the three and nine months ended September 30, 2019, compared to the corresponding prior year periods, is primarily due to the write-off of deferred rent receivables in connection with the termination of a management services agreement with an operator during the three months ended September 30, 2019.

The decrease in real estate revenue for the skilled nursing facilities segment for the three and nine months ended September 30, 2019, compared to the corresponding prior year periods, is primarily due to a reduction of tenant receivables that we estimated to be uncollectible during the three months ended September 30, 2019.
The decrease in real estate revenue for the hospitals segment for the three and nine months ended September 30, 2019, compared to the corresponding prior year periods, is primarily due to the exclusion of property tax recoveries that resulted upon our adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases on January 1, 2019. See Note 2, Summary of Significant Accounting Policies — Leases, to our accompanying condensed consolidated financial statements.
Property Operating Expenses and Rental Expenses
For the three months ended September 30, 2019 and 2018, property operating expenses primarily consisted of administration and benefits expense of $212,791,000 and $196,321,000, respectively. For the nine months ended September 30, 2019 and 2018, property operating expenses primarily consisted of administration and benefits expense of $627,617,000 and $575,730,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Property Operating Expenses
Integrated senior health campuses	$230,349,000	89.6%	$212,519,000	90.2%	$681,996,000	89.2%	$626,091,000	89.9%
Senior housing — RIDEA	11,509,000	68.7%	11,146,000	68.5%	34,704,000	69.8%	33,204,000	68.2%
Total property operating expenses	$241,858,000	88.3%	$223,665,000	88.8%	$716,700,000	88.0%	$659,295,000	88.5%

Rental Expenses
Medical office buildings	$8,140,000	40.9%	$7,577,000	37.8%	$23,553,000	38.9%	$23,255,000	38.6%
Skilled nursing facilities	346,000	12.9%	391,000	10.5%	1,076,000	10.8%	1,207,000	10.8%
Hospitals	149,000	5.3%	398,000	12.9%	434,000	5.1%	1,219,000	12.6%
Senior housing	553,000	21.3%	211,000	3.9%	776,000	5.5%	583,000	3.6%
Total rental expenses	$9,188,000	32.9%	$8,577,000	26.6%	$25,839,000	27.7%	$26,264,000	26.9%
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

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset management fees — affiliates	$5,021,000	$4,873,000	$15,018,000	$14,438,000
Professional and legal fees	1,226,000	1,030,000	2,391,000	1,963,000
Bad debt expense	473,000	48,000	745,000	331,000
Transfer agent services	348,000	305,000	1,005,000	928,000
Stock compensation expense	195,000	195,000	585,000	585,000
Directors’ and officers’ liability insurance	78,000	78,000	236,000	236,000
Restricted stock compensation	72,000	72,000	172,000	171,000
Bank charges	72,000	113,000	174,000	331,000
Board of directors fees	68,000	72,000	208,000	190,000
Franchise taxes	56,000	101,000	254,000	348,000
Other	66,000	13,000	316,000	389,000
Total	$7,675,000	$6,900,000	$21,104,000	$19,910,000
The increase in general and administrative expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to the increase in bad debt expense as a result of write-offs of receivables that were determined to be uncollectible during the period. The increase in general and administrative expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to increase in bad debt expense and an increase in asset management fees and professional and legal fees as a result of an increase in our average invested assets through capital expenditures and property acquisitions in 2019 as compared to 2018.
Acquisition Related Expenses
For the nine months ended September 30, 2019, we completed $32,138,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $761,000 associated with such property acquisitions were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2018, we completed $62,775,000 in property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions; however, the direct acquisition related expenses of $2,936,000 associated with such acquisitions were capitalized in our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2019, acquisition related expenses were $4,000 and $(292,000), respectively, which are primarily related to indirect transaction costs and fair value adjustments to contingent consideration obligations. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration Liability, for a further discussion. For the three and nine months ended September 30, 2018, acquisition related expenses were $(1,102,000) and $(1,657,000), respectively, which primarily related to fair value adjustments to contingent consideration obligations.
Depreciation and Amortization
For the three months ended September 30, 2019 and 2018, depreciation and amortization was $36,778,000 and $23,816,000, respectively, which primarily consisted of depreciation on our operating properties of $25,062,000 and $20,636,000, respectively, and amortization on our identified intangible assets of $11,435,000 and $2,983,000, respectively.
For the nine months ended September 30, 2019 and 2018, depreciation and amortization was $87,149,000 and $70,190,000, respectively, which primarily consisted of depreciation on our operating properties of $68,796,000 and $61,323,000, respectively, and amortization of our identified intangible assets of $17,530,000 and $8,333,000, respectively.
The increase in depreciation and amortization for the three and nine months ended September 30, 2019, compared to the corresponding prior year periods, is primarily due to the write-off of certain assets in connection with the termination of a management services agreement with an operator during the three months ended September 30, 2019.

Interest Expense
Interest expense, including loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense — lines of credit and term loans and derivative financial instruments	$8,757,000	$7,646,000	$27,975,000	$21,117,000
Interest expense — mortgage loans payable	8,383,000	7,186,000	24,254,000	21,448,000
Amortization of deferred financing costs — lines of credit and term loans	882,000	981,000	2,882,000	3,578,000
Amortization of deferred financing costs — mortgage loans payable	483,000	346,000	1,122,000	995,000
Amortization of debt discount/premium, net	164,000	88,000	502,000	365,000
Loss in fair value of derivative financial instruments	1,169,000	750,000	5,846,000	1,127,000
Loss on extinguishment of debt	2,179,000	—	2,179,000	—
Accretion of finance lease liabilities	146,000	—	277,000	—
Interest expense on financing obligations and other liabilities	52,000	291,000	474,000	866,000
Total	$22,215,000	$17,288,000	$65,511,000	$49,496,000
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for our payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock and development of real estate investments.
Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur. As of September 30, 2019, our cash on hand was $46,709,000 and we had $234,721,000 available on our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $15,938,000 to pay interest on our outstanding indebtedness in the remainder of 2019, based on interest rates in effect and borrowings outstanding as of September 30, 2019. In addition, we estimate that we will require $20,675,000 to pay principal on our outstanding indebtedness in the remainder of 2019. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the budget for the properties we owned as of September 30, 2019, we estimate that our discretionary capital improvement and tenant improvement expenditures could require up to $53,820,000 for the remaining three months of 2019. As of September 30, 2019, we had $13,743,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2019	2018
Cash, cash equivalents and restricted cash — beginning of period	$72,705,000	$64,143,000
Net cash provided by operating activities	91,792,000	76,297,000
Net cash used in investing activities	(72,055,000)	(109,552,000)
Net cash (used in) provided by financing activities	(8,161,000)	40,459,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(108,000)	(53,000)
Cash, cash equivalents and restricted cash — end of period	$84,173,000	$71,294,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2019 and 2018, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See “Results of Operations” above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the nine months ended September 30, 2019, cash flows used in investing activities primarily related to our 2019 property acquisitions in the amount of $32,793,000 and capital expenditures of $65,740,000, partially offset by principal repayments on real estate notes receivable of $28,650,000. For the nine months ended September 30, 2018, cash flows used in investing activities primarily related to our 2018 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $63,984,000 and capital expenditures of $41,753,000. In general, cash flows used in investing activities will be affected by the number of acquisitions we complete in future years as compared to prior years and the timing of capital expenditures.
Financing Activities
For the nine months ended September 30, 2019, cash flows used in financing activities primarily related to share repurchases of $72,200,000 and distributions to our common stockholders of $46,716,000, partially offset by borrowings under mortgage loans payable in the amount of $182,417,000. For the nine months ended September 30, 2018, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable of $177,637,000 and net borrowings under our lines of credit and term loans in the amount of $73,948,000, partially offset by the payoff of mortgage loans payable of $94,449,000, share repurchases of $53,027,000 and distributions to our common stockholders of $44,702,000. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.

Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on December 31, 2019. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
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
The distributions paid for the nine months ended September 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering and 2019 DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2019		2018
Distributions paid in cash	$46,716,000		$44,702,000
Distributions reinvested	42,100,000		45,444,000
	$88,816,000		$90,146,000
Sources of distributions:
Cash flows from operations	$88,816,000	100%	$76,297,000	84.6%
Proceeds from borrowings	—	—	13,849,000	15.4
	$88,816,000	100%	$90,146,000	100%
As of September 30, 2019, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds and borrowings. The payment of distributions from our initial offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of September 30, 2019, we had an amount payable of $1,984,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of such asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the nine months ended September 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering and 2019 DRIP Offering, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2019		2018
Distributions paid in cash	$46,716,000		$44,702,000
Distributions reinvested	42,100,000		45,444,000
	$88,816,000		$90,146,000
Sources of distributions:
FFO attributable to controlling interest	$62,244,000	70.1%	$74,015,000	82.1%
Proceeds from borrowings	26,572,000	29.9	16,131,000	17.9
	$88,816,000	100%	$90,146,000	100%
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
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2019, our aggregate borrowings were 44.9% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 14, 2019 and September 30, 2019, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2019, we had $829,456,000 ($805,257,000, including discount/premium and deferred financing costs, net) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2019, we had $755,279,000 outstanding and $234,721,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of November 14, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of September 30, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed interest rate swaps and interest rate cap, was 4.05% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; (iv) financing and other obligations; and (v) finance leases as of September 30, 2019:

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments — fixed-rate debt	$3,131,000	$48,793,000	$91,518,000	$593,354,000	$736,796,000
Interest payments — fixed-rate debt	6,800,000	52,233,000	46,493,000	284,603,000	390,129,000
Principal payments — variable-rate debt	17,544,000	70,135,000	758,419,000	1,841,000	847,939,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2019)	9,138,000	68,191,000	22,268,000	42,000	99,639,000
Ground and other lease obligations	5,873,000	44,105,000	44,471,000	176,970,000	271,419,000
Financing and other obligations	965,000	25,324,000	2,007,000	—	28,296,000
Finance leases	631,000	1,395,000	—	—	2,026,000
Total	$44,082,000	$310,176,000	$965,176,000	$1,056,810,000	$2,376,244,000
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the nine months ended September 30, 2019 and 2018, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, gains or losses from early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated entities and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2019 and 2018. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.
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

The following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(17,103,000)	$3,824,000	$(10,400,000)	$12,931,000
Add:
Depreciation and amortization related to real estate — consolidated properties	36,778,000	23,816,000	87,149,000	70,190,000
Depreciation and amortization related to real estate — unconsolidated entities	367,000	270,000	819,000	847,000
Impairment of real estate investment	—	—	—	2,542,000
Less:
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	(201,000)	(212,000)	(2,979,000)	(1,224,000)
Depreciation, amortization and impairment related to redeemable noncontrolling interests and noncontrolling interests	(4,106,000)	(3,902,000)	(12,345,000)	(11,271,000)
FFO attributable to controlling interest	$15,735,000	$23,796,000	$62,244,000	$74,015,000

Acquisition related expenses(1)	$4,000	$(1,102,000)	$(292,000)	$(1,657,000)
Amortization of above- and below-market leases(2)	40,000	103,000	175,000	390,000
Amortization of loan and closing costs(3)	37,000	64,000	237,000	185,000
Change in deferred rent(4)	2,450,000	(1,896,000)	1,136,000	(4,650,000)
Loss on extinguishment of debt(5)	2,179,000	—	2,179,000	—
Loss in fair value of derivative financial instruments(6)	1,169,000	750,000	5,846,000	1,127,000
Foreign currency loss(7)	1,464,000	619,000	1,654,000	1,652,000
Adjustments for unconsolidated entities(8)	344,000	402,000	1,099,000	1,257,000
Adjustments for redeemable noncontrolling interests and noncontrolling interests(8)	(1,110,000)	(146,000)	(2,035,000)	(966,000)
MFFO attributable to controlling interest	$22,312,000	$22,590,000	$72,243,000	$71,353,000
Weighted average common shares outstanding — basic and diluted	195,669,002	199,818,444	196,705,085	200,120,637
Net (loss) income per common share — basic and diluted	$(0.09)	$0.02	$(0.05)	$0.06
FFO attributable to controlling interest per common share — basic and diluted	$0.08	$0.12	$0.32	$0.37
MFFO attributable to controlling interest per common share — basic and diluted	$0.11	$0.11	$0.37	$0.36
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

(5)
The loss associated with the early extinguishment of debt primarily includes the write-off of unamortized deferred financing fees, write-off of unamortized debt discount, penalties or other fees incurred. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.

(6)
Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.

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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, impairment of real estate investments, loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit (expense). Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to NOI for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(17,103,000)	$3,824,000	$(10,400,000)	$12,931,000
General and administrative	7,675,000	6,900,000	21,104,000	19,910,000
Acquisition related expenses	4,000	(1,102,000)	(292,000)	(1,657,000)
Depreciation and amortization	36,778,000	23,816,000	87,149,000	70,190,000
Interest expense	22,215,000	17,288,000	65,511,000	49,496,000
Impairment of real estate investment	—	—	—	2,542,000
Loss from unconsolidated entities	766,000	1,137,000	1,713,000	3,672,000
Foreign currency loss	1,464,000	619,000	1,654,000	1,652,000
Other income	(1,923,000)	(501,000)	(2,377,000)	(1,020,000)
Income tax expense (benefit)	840,000	(44,000)	1,150,000	(941,000)
Net operating income	$50,716,000	$51,937,000	$165,212,000	$156,775,000
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2019, our interest rate cap and interest rate swaps are recorded in other assets, net and security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets at their fair value of $1,000 and $(5,276,000), respectively. We do not enter into derivative transactions for speculative purposes.

As of September 30, 2019, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,369,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$3,131,000	$35,535,000	$13,258,000	$62,227,000	$29,291,000	$593,354,000	$736,796,000	$665,921,000
Weighted average interest rate on maturing fixed-rate debt	3.76%	5.11%	3.70%	4.14%	4.14%	3.62%	3.76%	—
Variable-rate debt — principal payments	$17,544,000	$47,615,000	$22,520,000	$517,500,000	$240,919,000	$1,841,000	$847,939,000	$849,125,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2019)	5.85%	5.05%	4.96%	3.91%	4.81%	5.38%	4.31%	—
Debt Security Investment, Net
As of September 30, 2019, the carrying value of our debt security investment, net was $71,986,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The weighted average effective interest rate on our outstanding debt security investment, net was 4.24% per annum as of September 30, 2019.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $829,456,000 ($805,257,000, including discount/premium and deferred financing costs, net) as of September 30, 2019. As of September 30, 2019, we had 62 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.60% per annum and a weighted average effective interest rate of 3.92%. In addition, as of September 30, 2019, we had $755,279,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 4.19% per annum.
As of September 30, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.05% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of September 30, 2019, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loan; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of September 30, 2019, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,372,000, or 3.39% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2019, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $15,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on December 31, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
The distributions paid for the nine months ended September 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to the 2015 DRIP Offering and 2019 DRIP Offering, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2019		2018
Distributions paid in cash	$46,716,000		$44,702,000
Distributions reinvested	42,100,000		45,444,000
	$88,816,000		$90,146,000
Sources of distributions:
Cash flows from operations	$88,816,000	100%	$76,297,000	84.6%
Proceeds from borrowings	—	—	13,849,000	15.4
	$88,816,000	100%	$90,146,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from debt.

As of September 30, 2019, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from offering proceeds and borrowings. The payment of distributions from our initial offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of September 30, 2019, we had an amount payable of $1,984,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $37,000 in asset management fees waived by our advisor in 2014, which was equal to the amount of distributions payable to our stockholders for the period from May 14, 2014, the date we received and accepted subscriptions aggregating at least the minimum offering of $2,000,000 required pursuant to our initial offering, through June 5, 2014, the day prior to the date we acquired our first property. In addition, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement for the dispositions of investments within our integrated senior health campuses segment in 2017. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees and disposition fees. Other than the waiver of asset management fees in 2014 and disposition fees in 2017 by our advisor discussed above, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2019 and 2018, along with the amount of distributions reinvested pursuant the 2015 DRIP Offering and 2019 DRIP Offering, and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2019		2018
Distributions paid in cash	$46,716,000		$44,702,000
Distributions reinvested	42,100,000		45,444,000
	$88,816,000		$90,146,000
Sources of distributions:
FFO attributable to controlling interest	$62,244,000	70.1%	$74,015,000	82.1%
Proceeds from borrowings	26,572,000	29.9	16,131,000	17.9
	$88,816,000	100%	$90,146,000	100%
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
On October 3, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.40. We are providing this estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule 2231, with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.

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

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, or ERISA, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA.

Further, the updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 4, 2019.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of November 14, 2019, properties located in Indiana and Ohio accounted for approximately 35.0% and 10.6%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2019, we issued an aggregate of 15,000 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date.
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
During the three months ended September 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	(1)
August 1, 2019 to August 31, 2019	—	$—	—	(1)
September 1, 2019 to September 30, 2019	1,855,118	$9.45	1,855,118	(1)
Total	1,855,118	$9.45	1,855,118
___________

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-229427) filed January 30, 2019 and incorporated herein by reference)

10.1
First Amended and Restated Senior Secured Credit Agreement dated as of September 5, 2019, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

10.2
Unconditional Guaranty of Payment dated as of September 5, 2019, by Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy Pro Services, LLC and Trilogy OpCo, LLC for the benefit of KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 14, 2019	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2019	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)