Form 10-K
period 2019-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2020-03-26
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55434
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1749436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18191 Von Karman Avenue, Suite 300 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 270-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On October 3, 2019, the registrant’s board of directors established an updated estimated per share net asset value of the registrant’s common stock of $9.40 as of June 30, 2019. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 193,850,404 shares of common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $1,822,194,000, assuming a market value as of that date of $9.40 per share.
As of March 20, 2020, there were 195,365,495 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT III, Inc. definitive proxy statement for the 2020 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of December 31, 2019, a total of $41,244,000 in distributions were reinvested that resulted in 4,398,586 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
On October 3, 2019, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.40. We provide an updated estimated per share NAV on at least an annual basis to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the United States Securities and Exchange Commission, or the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on October 4, 2019, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2020 and expires on February 26, 2021. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
Key Developments

•
On September 5, 2019, we entered into an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, with KeyBank, National Association, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A., The Huntington National Bank and a syndicate of other banks, as lenders named therein, to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. See Note 8, Lines of Credit and Term Loans — 2019 Trilogy Credit Facility, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On October 3, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.40, an increase from the previous estimated per share NAV of $9.37 approved by our board on October 3, 2018.

•
During 2019, we expanded our integrated senior health campuses segment by $45,472,000 through the completion of development projects, as well as the acquisition of additional campuses and land parcels for development through our majority-owned subsidiary, Trilogy Investors, LLC.

•
As of March 20, 2020, we owned and/or operated 98 properties, comprising 102 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,836,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,003,155,000. In addition, as of March 20, 2020, we also owned a real estate-related investment purchased for $60,429,000.

Our Structure
The following is a summary of our organizational structure as of March 26, 2020:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
100% Control
Colony Capital, Inc.(2)
(NYSE: CLNY)
Griffin Capital Company, LLC
(Co-Sponsor)
100%
AHI Group
Holdings, LLC
Griffin Capital, LLC
45.1%
James F. Flaherty, III
100%
100%
47.1%
7.8%
Griffin Capital Securities, LLC
(Dealer Manager)
Griffin Capital Strategic
Holdings Company, LLC
American Healthcare (1)
Investors, LLC
(Co-Sponsor)
25%
75%
100%
Dealer Manager
Agreement
Griffin-American
Healthcare REIT III
Advisor, LLC
(Advisor)
AHI Management Services, Inc. or
American Healthcare Investors, LLC
Designated Personnel
(Oversight Property Management
Services)
Advisory
Agreement
22,222
Shares
General Public
Griffin-American
Healthcare REIT III, Inc.
(REIT)
Limited Partner
< 0.01%
General Partner
> 99.99%
Griffin-American
Healthcare REIT III
Holdings, LP
(Operating Partnership)
Certain Property Management
Agreements
Subsidiaries Owning
Assets

(1) American Healthcare Investors, LLC holds its interest in Griffin-American Healthcare REIT III Advisor, LLC indirectly through its wholly owned subsidiaries

(2) Colony Capital, Inc. holds its interest in American Healthcare Investors, LLC indirectly through certain of its subsidiaries

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
Investment Strategy
We have and we may continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, such as long-term acute care centers, surgery centers, memory care facilities, specialty medical and diagnostic service facilities, laboratories and research facilities, pharmaceutical and medical supply manufacturing facilities and offices leased to tenants in healthcare-related industries. We also have originated and acquired and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities and certain other securities, including collateralized debt obligations and foreign securities. We have acquired properties and may continue to acquire properties either directly or jointly with third parties. We generally seek investments that produce current income.
We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments. See “Investment Company Act Considerations” below for a further discussion.
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

We are not limited as to the geographic areas where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment, and we have not invested more than 25.0% of the proceeds available for investment from our initial offering in international properties. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of debt financing available.
Real Estate Investments
We have invested, and may continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

•	medical office buildings;

•	hospitals;

•	skilled nursing facilities;

•	senior housing facilities;

•	healthcare-related facilities operated utilizing a RIDEA structure;

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply manufacturing facilities; and

•	offices leased to tenants in healthcare-related industries.
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
The consideration for each real estate investment must be authorized by a majority of our independent directors or a duly authorized committee of our board and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board so determines, or if the investment is to be acquired from an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified independent appraiser selected by a majority of our independent directors.
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

In addition, we have participated in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes.
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
We will not purchase or lease real estate in which one of our co-sponsors, our advisor, any of our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the real estate investment to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such real estate investment at an amount in excess of its current appraised value.
We have obtained, and we intend to continue to obtain, adequate insurance coverage for all real estate investments in which we invest.
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we have leased and may continue to lease a healthcare-related facility that we acquire to a wholly owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into and may continue to enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. See Item 1A, Risk Factors — Risks Related to Joint Ventures, for a further discussion.
We may invest in general partnerships or joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates may result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — We have entered and may continue to enter into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates, and we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner, for a further discussion.
We may only enter into joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs, affiliates of our advisor or any of our directors for the acquisition of properties if:

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
Investing In and Originating Loans
Our criteria for making or investing in loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We have invested, and we may continue to invest, in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
We are not limited as to the amount of our assets that may be invested in mezzanine loans, bridge loans and second mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We have not established a portfolio turnover policy with respect to loans we invest in or originate.
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
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (i) target mix of securities across a range of risk/reward characteristics; (ii) exposure limits to individual securities; and (iii) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment, including but not limited to:

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
The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in securities, the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
Our Strategies and Policies With Respect to Borrowing
We have used, and intend to continue to use, secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also used, and may continue to use, derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We anticipate that our overall leverage will not exceed 45.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2019, our aggregate borrowings were 44.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 26, 2020 and December 31, 2019, our leverage did not exceed 300% of the value of our net assets.
By operating on a leveraged basis, we have more funds available for our investments. This generally enables us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio.
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us and refinances assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
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
Sale or Disposition of Assets
Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives.
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
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives.
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
We have engaged and may continue to engage our advisor or its affiliates to provide development-related services for all or some of the properties that we develop or acquire for refurbishment. In those cases, we pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided. However, we do not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor or its affiliates assist with planning and coordinating the construction of any tenant improvements or capital improvements, the respective party may be paid a construction management fee of up to 5.0% of the cost of such improvements.

Terms of Leases
The terms and conditions of any lease we enter into with our tenants may vary substantially from those we describe in this Annual Report on Form 10-K. However, we expect that a majority of our leases will require the tenant to pay or reimburse us for some or all of the operating expenses of the building based on the tenant’s proportionate share of rentable space within the building. Operating expenses typically include, but are not limited to, real estate and other taxes, utilities, insurance and building repairs, and other building operation and management costs. We expect to be responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. We expect that many of our leases will have terms of five or more years, some of which may have renewal options.
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
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (ii) there are sufficient property acquisition opportunities with the attributes that we seek; (iii) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to purchase assets and earn more real estate revenue earlier than we would have otherwise been able to, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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
Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from our initial offering, and we have not established any limit on the amount of net proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. Any portion of distributions to our stockholders paid from net offering proceeds constitutes a return of capital to our stockholders.
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
Significant Tenants
As of December 31, 2019, none of our tenants at our consolidated properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, or NOI, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2019.
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 19, Segment Reporting, and Note 20, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Employees
We have no employees and our executive officers are all employees of one of our co-sponsors. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2019, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
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
Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA facility in May 2015; skilled nursing facility in October 2015; and integrated senior health campus in December 2015, we added a new reportable segment at each such time. As of December 31, 2019, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Medical Office Buildings. As of December 31, 2019, we owned 64 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) for approximately three to 10 years with fixed annual escalations. Based on GLA, approximately

33.4% of our MOBs are located on hospital campuses and 3.1% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 6.6%, 7.1% and 7.5% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Hospitals. As of December 31, 2019, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 0.9%, 1.1% and 1.2% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Skilled Nursing Facilities. As of December 31, 2019, we owned seven skilled nursing facilities, or SNFs. Skilled nursing facility residents are generally higher acuity and need assistance with eating, bathing, dressing, and/or require assistance with medication and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care, orthopedic therapy and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure with approximately 12 to 15 year terms and fixed annual rent escalations. Our skilled nursing facilities segment accounted for approximately 1.1%, 1.3% and 1.4% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Senior Housing. As of December 31, 2019, we owned nine senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs, and include assisted living, memory care, and independent living. Residents of assisted living facilities typically need assistance with eating, bathing, dressing, and/or medications and those services can be provided by staff at the facility. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures, whereby the tenant is responsible for making rent payments, maintaining the properties and paying taxes and other expenses. Leases are typically 12 to 15 years with fixed annual escalations and required lease coverage ratios. Our senior housing segment accounted for approximately 1.5%, 1.9% and 2.0% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Senior Housing — RIDEA. As of December 31, 2019, we owned and operated 20 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. The healthcare operators we engage provide management and operational services at the facilities, and we retain the net earnings generated by the performance of each of the facilities after payment of the management fee and other operational and maintenance expenses. As a result, under a RIDEA structure we retain the upside from improved operational performance, and similarly the risk of any decline in performance. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 5.6%, 5.7% and 6.1% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Integrated Senior Health Campuses. As of December 31, 2019, we owned and/or operated 118 integrated senior health campuses, a majority of which are operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our integrated senior health campuses segment accounted for approximately 84.3%, 82.9% and 81.8% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
For a further discussion of our segment reporting for the years ended December 31, 2019, 2018 and 2017, see Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 26, 2014 and terminated the primary portion of our initial offering on March 12, 2015. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board’s discretion. Our board may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them to an unrelated third party at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment were reduced by up to 12.0% of the gross offering proceeds, which amounts were used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also were required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
The estimated value per share of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
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

Further, the updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We intend to continue to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 4, 2019.
It may be difficult to accurately reflect recent and material events that may impact our estimated per share NAV between valuations and accordingly, we may be repurchasing shares at too high or too low a price.
Our independent valuation firm will calculate estimates of the market value of our real estate investments, and our board will determine the net value of our real estate investments and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board is ultimately responsible for determining the estimated per share NAV. Since our board determines our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the updated estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board. Any resulting disparity may be to the detriment of a stockholder selling shares pursuant to our share repurchase plan.
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
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid a portion of distributions from the net proceeds of our initial offering and borrowings, and in the future, may continue to pay distributions from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders’ investment and may cause subsequent investors to experience dilution.
We have used the net proceeds from our initial offering, borrowings and our advisor has waived certain fees payable to it, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$62,612,000		$59,974,000
Distributions reinvested	55,440,000		60,030,000
	$118,052,000		$120,004,000
Sources of distributions:
Cash flows from operations	$117,454,000	99.5%	$106,814,000	89.0%
Proceeds from borrowings	598,000	0.5	13,190,000	11.0
	$118,052,000	100%	$120,004,000	100%
As of December 31, 2019, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of December 31, 2019, we had an amount payable of $2,146,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 14, Related Party Transactions — Operational Stage, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$62,612,000		$59,974,000
Distributions reinvested	55,440,000		60,030,000
	$118,052,000		$120,004,000
Sources of distributions:
FFO attributable to controlling interest	$91,159,000	77.2%	$96,958,000	80.8%
Proceeds from borrowings	26,893,000	22.8	23,046,000	19.2
	$118,052,000	100%	$120,004,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part II, Item 6, Selected Financial Data.

Our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored or co-sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2013, did not engage in any material business operations prior to the effective date of our initial offering and acquired our first property in June 2014. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored or co-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors’ investment in us; and

•	build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our results of operations and cause our stockholders to lose all or a portion of their investment and adversely effect our results of operations.
Our success is dependent on the performance of our co-sponsors. Our co-sponsors and certain of their key personnel will face competing demands relating to their time or fiduciary duties and this may cause our operating results to suffer.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors indirectly owns a 75.0% interest and Griffin Capital indirectly owns a 25.0% interest.
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 11 other Griffin Capital-sponsored programs, including Griffin-American Healthcare REIT IV, Inc., or GA Healthcare REIT IV, Griffin Institutional Access Real Estate Fund, or GIA Real Estate, and Griffin Institutional Access Credit Fund, or GIA Credit Fund, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT IV and may sponsor or co-sponsor additional real estate programs in the future. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer. Also, since these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us, their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Accordingly, competing demands of such key personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
Additionally, our co-sponsors’ ability to manage our operations successfully is impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. Since American Healthcare Investors is 47.1% owned by AHI Group Holdings and 45.1% indirectly owned by Colony Capital, our company may not realize the anticipated benefits of the relationship with Colony Capital due to, among other things, the economic and overall conditions of the healthcare real estate industry, conflicts of interests relating to the purchase and leasing of healthcare properties, or American Healthcare Investors and Colony Capital having overlapping interests that could exacerbate other potential conflicts or disputes. To the extent that any of these factors may cause a decline in our co-sponsors’ operating results or revenues, the performance of our advisor may be impacted and in turn, our results of operations and financial condition could also suffer.

Our stockholders may be unable to sell their shares of our common stock because our share repurchase plan is subject to significant restrictions and limitations.
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
Our board has rejected and may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase plan at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase plan at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a quarterly basis, depending upon when during the quarter our board makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase plan includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board to waive such holding requirement in the event of the death or qualifying disability of a stockholder. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The Repurchase Amount, as such term is defined in our share repurchase plan, as amended, is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. Accordingly, we will repurchase shares as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Repurchase Amount; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Repurchase Amount; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Repurchase Amount; (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100% of the Repurchase Amount; and (e) for requests submitted pursuant to a death or qualifying disability, the price will be 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase plan to provide them with liquidity. On October 3, 2019, our board approved and established the updated estimated per share NAV of our common stock of $9.40.

Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor, which has a one-year term that expires on February 26, 2021 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (i) the listing of the shares of our common stock on a national securities exchange; (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We are not obligated, through our charter or otherwise, to effectuate a liquidity event within a specified time frame or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
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
Our results of operations are subject to the risks of a international or national economic slowdown or downturn and other changes in national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;

•
fluctuations in property values as a result of increases or decreases in construction activity, supply and demand, occupancies and rental rates may cause the properties that we acquire to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings;

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

•	increases in index rates and lender spreads or other regulatory or market factors affecting the banking and commercial mortgage-backed securities industries may increase overall borrowing costs;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•
job transfers and layoffs may lead to a lower demand for medical services and cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•
future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as coronavirus, may result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as potential oversupply of rentable space;

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
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties, as well as Griffin-American Healthcare REIT IV, Inc. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
Actual or threatened public health epidemics, pandemics or outbreaks, such as a severe cold and flu season, the coronavirus, or any other widespread illnesses, could have a material adverse effect on our business and results of operations.
If an actual or threatened public health epidemic, pandemic, or outbreaks, such as a severe cold and flu season, the coronavirus, or any other widespread illness were to affect the markets in which we or our tenants operate, our business and results of operations could be materially adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals or facilities that fail to accurately or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from our or our tenants’ facilities. Additionally, our revenues and our operators’ revenues are dependent on occupancy. The occupancy of our integrated senior health campuses, senior housing and skilled nursing facilities could significantly decrease in the event of an epidemic or any other widespread illness. Such a decrease could affect the operating income of our integrated senior health campuses, senior housing and skilled nursing facilities and the ability of our operators to make payments to us. In addition, a flu pandemic or other widespread illness such as coronavirus could significantly increase the cost burdens faced by our operators, including if they are required to increase staffing and/or implement quarantines for residents. Further, a pandemic might adversely impact our tenants’ and operators’ businesses by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities, which could have a material adverse impact on our business, financial condition, results of operations and our ability to pay distributions.
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
We have financed, and will continue to finance, all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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
As of March 26, 2020, Trilogy Management Services, LLC, or TMS, managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or NOI. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.

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
We have entered and may continue to enter into long-term leases with tenants of certain of our properties. Our long-term leases have provided and would likely continue to provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.
We may incur additional costs in re-leasing properties, which could adversely affect the cash available for distribution to our stockholders.
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
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we have and will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements have required and may continue to require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.
Our success is dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over our investment decisions and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and/or directors and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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
We have used and may continue to use derivative financial instruments to hedge against foreign currency exchange rate fluctuations, in which case we would be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and may continue to increase in frequency in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant, patient and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
A breach of information technology systems on which we rely could materially and adversely impact our business, financial condition, results of operations and reputation.
We and our operators rely on information technology systems, including the Internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we and our operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create, and in some instances in the past resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we and most of our operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties, which could adversely affect our business, financial condition and results of operations.

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
Our advisor is a limited partner in our operating partnership. Our advisor is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an annual 7.0% cumulative, non-compounded return on the gross proceeds of the sale of shares of our common stock. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.
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
We have entered and may continue to enter into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates, and we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
We have entered and may continue to enter into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates, as such we do and may face certain additional risks and potential conflicts of interest. For example, securities issued by other current or future Griffin Capital or American Healthcare Investors-sponsored programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other current or future Griffin Capital or American Healthcare Investors-sponsored programs do not and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
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
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit or delay our stockholders’ ability to dispose of their shares of our common stock.
The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute, which eliminates voting rights for certain levels of shares that could exercise control over us, and our board has adopted a resolution providing that any business combination between us and any other person is exempted from the business combination statute, provided that such business combination is first approved by our board.
Under the MGCL, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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

A person is not an interested stockholder under the statute if our board approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of the corporation and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board prior to the time that the interested stockholder becomes an interested stockholder.
However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed in whole or in part at any time, these provisions of the MGCL could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest. Furthermore, these limits on ownership and transfer of our equity securities under the MGCL may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock.
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
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations. As of March 26, 2020 and December 31, 2019, no single tenant accounted for more than 10.0% of our annualized base rent or annualized NOI of our total property portfolio.
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
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks, acts of war and public health crises (including the recent coronavirus outbreak) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of war, or a public health crisis. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the coronavirus outbreak) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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

Our stockholders may not receive any profits resulting from the sale of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If we decide to sell one of our properties in a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution to our stockholders of the proceeds of a sale until such time. Additionally, if any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
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
Our real estate investments may be concentrated in medical office buildings, hospitals, skilled nursing facilities, senior housing, integrated senior health campuses or other healthcare-related facilities, making us potentially more vulnerable economically than if our investments were diversified.
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
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of March 26, 2020, properties located in Indiana and Ohio accounted for approximately 36.8% and 10.6%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
The decision of the United Kingdom to exit the European Union could materially adversely affect our business, financial condition and results of operations.
The decision made in the British referendum of June 23, 2016 to leave the European Union, and the official withdrawal on January 31, 2020, commonly referred to as “Brexit,” has led to volatility in the financial markets of the United Kingdom, or UK, and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. The longer term economic, legal, political and social framework to be put in place between the UK and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European markets for some time. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations.
As described elsewhere in this report, we translate revenue and expenses denominated in the Great Britain pound into United States dollars, or USD, for our financial statements. Consequently, our assets and liabilities denominated in Great Britain pounds may be subject to increased risks related to these currency rate fluctuations, and during periods of a strengthening USD, our reported operating results in the UK are reduced because the Great Britain pound translates into fewer USD. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit may also adversely affect commercial real estate fundamentals in the UK and European Union, including greater uncertainty for leasing prospects, which could negatively impact the ability of our UK and European Union-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the UK and Europe.
The UK’s withdrawal from the European Union, effective January 31, 2020, commences an 11-month transitional period during which the UK will continue to be subject to European Union rules while establishing relationship guidelines and agreements with the European Union countries for the period after the transitional period ends on December 31, 2020. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK makes to retain access to European Union markets either during the transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. Until the terms of the UK’s exit from the European Union become clearer, it is not possible to determine the impact that the exit and/or any related matters may have on us. The decision of the UK could also have a destabilizing effect if other European Union member states were to consider the option of leaving the European Union. For these reasons, the decision of the UK to leave the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2019, we had $68,085,000 invested in the UK, or 2.3% of our portfolio, based on our aggregate contract purchase price of real estate investments.
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
Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in the payor program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changed the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation is recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 and its amendments impact the method in which contractual lease payments are recorded. In order to mitigate the effect of the lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions. On January 1, 2019, we adopted ASU 2016-02 and its amendments. See Note 2, Summary of Significant Accounting Policies — Leases and Note 17, Leases, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we have acquired and may continue to attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multi-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.
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
We generate a portion of our revenue in foreign currencies such as the UK Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the USD. As a result, changes in exchange rates of any such foreign currency to USD may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
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
In 2019, the Centers for Medicare and Medicaid Services, or CMS, announced the CMS Primary Cares Initiative, a new set of payment models for primary care physicians. CMS stated that the goal of some of these models is to reduce hospital utilization and the total cost of patient care. These new models may have an effect on the financial condition of our tenants.
CMS has also implemented a value-based program specific to skilled nursing facilities. Under the SNF VBP Program, CMS withholds 2% of fee-for-service payments. The withheld amount is redistributed based upon certain performance measures. The withholding of payments may affect the financial condition and ability to pay of our skilled nursing facility tenants.
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
In addition, the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments.
Furthermore, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some of our tenants. Also, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repeals the individual mandate portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate, several states brought suit seeking to invalidate the entire Affordable Care Act, and, in December 2018, a federal district court in Texas ruled in favor of these states, finding the entire Affordable Care Act unconstitutional. The district court’s ruling was appealed to the Fifth Circuit Court of Appeals, which agreed that the individual mandate is unconstitutional and sent the case back to the district court for further analysis and consideration. Certain states have filed petitions requesting that the United States Supreme Court review the Fifth Circuit’s decision. If the entire Affordable Care Act, including the individual mandate, is eventually ruled unconstitutional, our tenants may have more patients who do not have insurance coverage, which may adversely impact the tenants’ collections and revenues. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
In 2019, CMS implemented changes to its outpatient prospective payment system, or OPPS, which resulted in reduced reimbursement for certain outpatient services furnished by “provider-based” clinicians. The OPPS payment reductions are intended to equalize amounts that the government pays for similar clinical services, regardless of the clinical setting in which they are provided. Healthcare providers and certain provider organizations, including the American Hospital Association, challenged these payment reductions in a lawsuit filed in federal court. A federal judge ruled that the government’s payment reductions for the 2019 OPPS were illegal, a decision which the government has appealed. Despite the court ruling with respect to the 2019 OPPS, CMS continued its reduced payment policy in the 2020 OPPS, a move that the American Hospital Association and other health care organizations have once again challenged. If the government ultimately prevails with respect to the OPPS payment reductions, the payments adjustments may impact the amount of reimbursement our tenants receive for the medical services they provide.
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
The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. The federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. Multiple lawsuits have been brought by qualified health plans, or QHPs, to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridors payments. Several insurers sought review of the decision by the United States Supreme Court, and the United States Supreme Court heard oral arguments on the matter in December 2019. If the United States Supreme Court determines that risk corridor payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries and may refuse to participate in future collaborations with the federal government that would increase the number of patients with insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
The federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorneys General filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorneys’ General lawsuit was denied. Subsequently, several insurers filed suit in the United States Court of Federal Claims to recover cost-share reduction payments, and in several of the matters, the Court of Federal Claims ruled in favor of the insurers. Nevertheless, because of the government’s refusal to make cost-share reduction payments, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
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

On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. Thus far, CMS has received proposals from several states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas, New Hampshire, Arizona, Michigan, Ohio, Utah, South Carolina and Wisconsin have been granted waivers for their programs that require Medicaid beneficiaries to work or get ready for employment, and work requirement waiver requests from other states are currently pending before CMS. However, the states of Kentucky, Arkansas and New Hampshire have had their approvals vacated by courts. In response to CMS’s willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
Beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. A federal court ruled the cuts to the 340B Program reimbursement were unlawful and ordered CMS to develop remedial measures to address the reimbursement cuts. Despite this ruling, CMS finalized plans to implement cuts to 340B Program reimbursement again in 2020. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.
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

Some tenants of our current and future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain current and future tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy individual state law requirements that vary from state to state, such as the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.
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

•	the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, Fraud Statute, which makes it a federal crime to defraud any health benefit plan, including private payors; and

•	the Exclusions Law, which authorizes the United States Department of Health & Human Services to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts.
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
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third party payor or licensure authorities to audit our tenants. These additional audits could result in termination of third party payor agreements or licensure of the facility, which would also adversely impact our operations.
The Healthcare Reform Law imposes additional requirements on skilled nursing facilities regarding compliance and disclosure.
The Health Care and Education and Reconciliation Act of 2010, or the Healthcare Reform Law, requires skilled nursing facilities to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The United States Department of Health and Human Services included in the final rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including skilled nursing facilities, had until November 28, 2019 to comply. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

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
In addition, our variable-rate debt instruments use London Interbank Offering Rate, or LIBOR, as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to USD LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The consequences of these developments are uncertain, but could include an increase in the cost of our variable-rate debt instruments. If LIBOR is no longer widely available, or otherwise at our option, we may need to renegotiate with our lenders that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential phase-out of LIBOR may have a material adverse effect on the interest rates on our current and future borrowings.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we have used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have borrowed and may continue to borrow at fixed rates or variable rates depending upon prevailing market conditions. We have and may also continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Therefore, to the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
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
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We have entered into and may continue to enter into loan documents that contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. At the time such a balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Furthermore, these required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.
In obtaining certain nonrecourse loans, we have provided and may continue to provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.
Risks Related to Real Estate-Related Investments
The mortgage loans in which we have invested in and may invest in and the mortgage loans underlying the mortgage-backed securities in which we have and may continue to invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
The investment in mortgage loans or mortgage-backed securities we have and may continue to invest in involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.
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

Risks Related to Joint Ventures
Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our term and reduce their expected return.
In connection with the purchase of real estate, we have and may continue to enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. We own operating properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

•
we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (i) additional capital contribution requirements, (ii) obtaining, refinancing or paying off debt and (iii) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;

•	our joint venture partners might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•
our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•
disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers from focusing their time and effort on our business, disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved, and possibly force a sale of the property if the dispute cannot be resolved; and

•	the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
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

If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.
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
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 20.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 20.0% of the value of total assets at the end of any calendar quarter, then we would fail to maintain our qualification as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to maintain our qualification as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to maintain our qualification as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to maintain our qualification as a REIT would adversely affect our stockholders’ return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in our DRIP Offerings, they will be deemed to have received, and for United States federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for United States federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a regular corporation. As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the United States federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
The maximum United States federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. For taxable years beginning after December 31, 2017 and before January 1, 2026, the Tax Cuts and Jobs Act permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows United States individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum United States federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced United States federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
We have and may continue to participate in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, lose our REIT status.

We cannot assure our stockholders that our goal to maximize our investment objectives will be realized.
Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
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
We intend to maintain the status of the operating partnership as a disregarded entity or as a partnership for United States federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for United States federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
The mezzanine loans in which we may invest may not qualify as real estate assets and could adversely affect our status as a REIT.
We may invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.
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
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, United States Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2019, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2019, we operated through six reportable business segments comprised of 102 buildings and 118 integrated senior health campuses, or approximately 13,836,000 square feet of GLA, acquired for an aggregate contract purchase price of $3,001,462,000. These properties consisted of: 64 medical office buildings, nine senior housing facilities, 20 senior housing — RIDEA facilities, seven skilled nursing facilities, two hospitals, as well as 118 owned and/or operated integrated senior health campuses.
The following table presents certain additional information about our real estate investments as of December 31, 2019:

Real Estate Investments(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
DeKalb Professional Center	Lithonia, GA	Medical Office	19,000	0.1%	$2,830,000	$256,000	0.1%	81.2%	$16.76
Country Club MOB	Stockbridge, GA	Medical Office	17,000	0.1	2,775,000	221,000	0.1	84.1%	$15.78
Acworth Medical Complex	Acworth, GA	Medical Office	39,000	0.3	6,525,000	621,000	0.3	82.7%	$19.17
Wichita KS MOB	Wichita, KS	Medical Office	39,000	0.3	8,800,000	729,000	0.3	94.1%	$19.57
Delta Valley ALF Portfolio	Springdale, AR; and Batesville and Cleveland, MS	Senior Housing	127,000	0.9	21,450,000	1,783,000	0.8	100%	$14.00
Lee’s Summit MO MOB	Lee’s Summit, MO	Medical Office	39,000	0.3	6,750,000	1,042,000	0.5	100%	$26.51
Carolina Commons MOB	Indian Land, SC	Medical Office	58,000	0.4	12,000,000	1,342,000	0.6	83.8%	$27.53

Real Estate Investments(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Mount Olympia MOB Portfolio	Mount Dora, FL; Olympia Fields, IL; and Columbus, OH	Medical Office	53,000	0.4%	$16,150,000	$1,216,000	0.5%	87.8%	$26.33
Southlake TX Hospital	Southlake, TX	Hospital	142,000	1.0	128,000,000	7,322,000	3.3	100%	$51.42
East Texas MOB Portfolio	Longview and Marshall, TX	Medical Office	393,000	2.8	68,500,000	7,626,000	3.4	97.1%	$19.98
Premier MOB	Novi, MI	Medical Office	45,000	0.3	12,025,000	996,000	0.5	86.7%	$25.63
Independence MOB Portfolio	Southgate, KY; Somerville, MA; Morristown and Verona, NJ; and Bronx, NY	Medical Office	477,000	3.5	135,000,000	13,078,000	5.8	97.3%	$28.11
King of Prussia PA MOB	King of Prussia, PA	Medical Office	72,000	0.5	18,500,000	1,438,000	0.6	66.5%	$30.02
North Carolina ALF Portfolio	Clemmons, Garner Huntersville, Matthews, Mooresville, Raleigh and Wake Forest, NC	Senior Housing — RIDEA	272,000	2.0	113,856,000	283,000	0.1	49.7%	$983.81
Orange Star Medical Portfolio	Durango, CO; and Friendswood, Keller and Wharton, TX	Medical Office and Hospital	183,000	1.3	57,650,000	4,307,000	2.0	97.5%	$24.21
Kingwood MOB Portfolio	Kingwood, TX	Medical Office	43,000	0.3	14,949,000	1,209,000	0.5	100%	$28.41
Mt. Juliet TN MOB	Mount Juliet, TN	Medical Office	46,000	0.3	13,000,000	712,000	0.3	70.0%	$22.23
Homewood AL MOB	Homewood, AL	Medical Office	30,000	0.2	7,444,000	262,000	0.1	43.1%	$20.26
Paoli PA Medical Plaza	Paoli, PA	Medical Office	99,000	0.7	24,820,000	1,903,000	0.9	66.9%	$28.65
Glen Burnie MD MOB	Glen Burnie, MD	Medical Office	77,000	0.6	18,650,000	1,619,000	0.7	89.6%	$23.61
Marietta GA MOB	Marietta, GA	Medical Office	41,000	0.3	13,050,000	988,000	0.4	100%	$24.20
Mountain Crest Senior Housing Portfolio	Elkhart, Hobart, LaPorte and Mishawaka, IN; and Niles, MI	Senior Housing — RIDEA	585,000	4.2	75,035,000	3,982,000	1.8	81.3%	$7,500.06
Mount Dora Medical Center	Mount Dora, FL	Medical Office	51,000	0.4	16,300,000	322,000	0.1	25.2%	$24.83
Nebraska Senior Housing Portfolio	Bennington and Omaha, NE	Senior Housing — RIDEA	282,000	2.0	66,000,000	2,813,000	1.3	80.6%	$15,863.78
Pennsylvania Senior Housing Portfolio	Bethlehem, Boyertown and York, PA	Senior Housing — RIDEA	260,000	1.9	87,500,000	6,460,000	2.9	89.2%	$20,865.57
Southern Illinois MOB Portfolio	Waterloo, IL	Medical Office	41,000	0.3	12,712,000	874,000	0.4	90.7%	$23.23
Napa Medical Center	Napa, CA	Medical Office	65,000	0.5	15,700,000	1,976,000	0.9	84.8%	$35.78
Chesterfield Corporate Plaza	Chesterfield, MO	Medical Office	226,000	1.6	36,000,000	4,802,000	2.1	96.5%	$22.04
Richmond VA ALF	North Chesterfield, VA	Senior Housing — RIDEA	210,000	1.5	64,000,000	4,471,000	2.0	95.9%	$25,056.41
Crown Senior Care Portfolio(5)	Peel, Isle of Man; and Aberdeen, Felixstowe, Salisbury and St. Albans, UK	Senior Housing	155,000	1.1	68,085,000	4,514,000	2.0	100%	$29.14
Washington DC SNF	Washington, D.C.	Skilled Nursing	134,000	1.0	40,000,000	4,514,000	2.0	100%	$33.76
Trilogy(6)	IN, KY, MI and OH	Integrated Senior Health Campuses	8,167,000	59.1	1,546,121,000	114,986,000	51.4	86.1%	$11,974.08
Stockbridge GA MOB II	Stockbridge, GA	Medical Office	46,000	0.3	8,000,000	754,000	0.3	85.7%	$19.22
Marietta GA MOB II	Marietta, GA	Medical Office	22,000	0.2	5,800,000	459,000	0.2	97.1%	$21.89

Real Estate Investments(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Naperville MOB	Naperville, IL	Medical Office	69,000	0.5%	$17,385,000	$1,197,000	0.5%	81.7%	$21.24
Lakeview IN Medical Plaza(7)	Indianapolis, IN	Medical Office	163,000	1.2	20,000,000	3,194,000	1.4	91.3%	$21.49
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	Senior Housing — RIDEA	125,000	0.9	27,500,000	2,234,000	1.0	97.1%	$19,172.39
Snellville GA MOB	Snellville, GA	Medical Office	42,000	0.3	8,300,000	693,000	0.3	84.0%	$19.76
Lakebrook Medical Center	Westbrook, CT	Medical Office	25,000	0.2	6,150,000	520,000	0.2	88.4%	$23.92
Stockbridge GA MOB III	Stockbridge, GA	Medical Office	43,000	0.3	10,300,000	871,000	0.4	96.4%	$20.85
Joplin MO MOB	Joplin, MO	Medical Office	85,000	0.6	11,600,000	1,290,000	0.6	93.1%	$16.36
Austell GA MOB	Austell, GA	Medical Office	39,000	0.3	12,600,000	834,000	0.4	91.0%	$23.36
Middletown OH MOB	Middletown, OH	Medical Office	103,000	0.7	19,300,000	1,716,000	0.8	80.8%	$20.59
Fox Grape SNF Portfolio	Braintree, Brighton, Duxbury, Hingham, Quincy and Weymouth, MA	Skilled Nursing	424,000	3.1	88,000,000	7,989,000	3.6	100%	$18.83
Voorhees NJ MOB	Voorhees, NJ	Medical Office	48,000	0.3	11,300,000	1,051,000	0.5	75.9%	$28.85
Norwich CT MOB Portfolio	Norwich, CT	Medical Office	56,000	0.4	15,600,000	1,173,000	0.5	98.8%	$21.11
New London CT MOB	New London, CT	Medical Office	27,000	0.2	4,850,000	526,000	0.2	100.0%	$19.81
Middletown OH MOB II	Middletown, OH	Medical Office	32,000	0.2	4,600,000	451,000	0.2	71.0%	$19.96
Total/weighted average(8)			13,836,000	100%	$3,001,462,000	$223,619,000	100%	91.9%	$35.26
_______

(1)	We own 100% of our properties as of December 31, 2019, with the exception of Trilogy and Lakeview IN Medical Plaza.

(2)
With the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2019. Annualized base rent for our senior housing — RIDEA facilities and our integrated senior health campuses is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 6, Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective property including master leases, except for our senior housing — RIDEA facilities and our integrated senior health campuses where leased percentage represents resident occupancy on the available units of the RIDEA facilities or integrated senior health campuses.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2019, except for our senior housing — RIDEA facilities and our integrated senior health campuses where average annual rent per unit is based on NOI divided by the average occupied units of the senior housing — RIDEA facilities or integrated senior health campuses.

(5)	We acquired six senior housing facilities comprising Crown Senior Care Portfolio for an aggregate net contract purchase price of £44,526,000.

(6)
On December 1, 2015, we completed the acquisition of Trilogy, the parent company of Trilogy Health Services, LLC, through our majority-owned subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. Trilogy REIT Holdings acquired Trilogy for a purchase price based on a total company valuation of approximately $1,125,000,000. Our effective ownership of Trilogy was approximately 67.6% at the time of acquisition and our portion of the purchase price was approximately $760,356,000. NorthStar Healthcare Income, Inc. and Griffin-American Healthcare REIT IV, Inc. each currently own a minority interest in Trilogy REIT Holdings. See Note 13, Equity — Noncontrolling Interests, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. Since December 1, 2015, we have expanded the Trilogy portfolio by investing in development projects and campus expansions and the acquisition of additional campuses, land parcels for development and a pharmaceutical business through our majority-owned subsidiary, Trilogy Investors, LLC. As of December 31, 2019, our effective ownership in Trilogy was approximately 67.6%.

(7)
On January 21, 2016, we completed the acquisition of Lakeview IN Medical Plaza, pursuant to a joint venture with an affiliate of Cornerstone Companies, Inc., an unaffiliated third party. Our effective ownership of the joint venture is 86.0%.

(8)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities and our integrated senior health campuses.
We own fee simple interests in all of our buildings except for 17 buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

•
depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 50 years, over the shorter of the lease term or useful lives of the tenant improvements, up to 34 years, and over the estimated useful life of furniture, fixtures and equipment, up to 28 years.

For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities and our integrated senior health campuses, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2019:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2020	94	287,000	7.9%	$6,357,000	6.1%
2021	65	290,000	8.0	6,270,000	6.0
2022	68	400,000	11.0	9,811,000	9.4
2023	55	278,000	7.6	7,108,000	6.8
2024	46	318,000	8.7	6,912,000	6.6
2025	22	359,000	9.9	10,140,000	9.7
2026	12	84,000	2.3	1,988,000	1.9
2027	12	133,000	3.7	3,592,000	3.4
2028	7	148,000	4.1	5,842,000	5.6
2029	10	288,000	7.9	6,573,000	6.3
Thereafter	30	1,052,000	28.9	39,753,000	38.1
Total	421	3,637,000	100%	$104,346,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2019.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2019:

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	1	30,000	0.2%	$262,000	0.1%
Arkansas	1	51,000	0.4	661,000	0.3
California	2	65,000	0.5	1,976,000	0.9
Colorado	2	69,000	0.5	2,162,000	1.0
Connecticut	4	107,000	0.8	2,219,000	1.0
District of Columbia	1	134,000	1.0	4,514,000	2.0
Florida	2	62,000	0.4	883,000	0.4
Georgia	11	307,000	2.2	5,697,000	2.5
Illinois	6	122,000	0.9	2,325,000	1.0
Indiana	75	5,213,000	37.7	84,545,000	37.8
Kansas	1	40,000	0.3	729,000	0.3
Kentucky	12	946,000	6.8	(838,000)	(0.4)
Maryland	1	76,000	0.6	1,619,000	0.7
Massachusetts	7	525,000	3.8	11,319,000	5.1
Michigan	14	913,000	6.6	18,461,000	8.4
Mississippi	2	76,000	0.5	1,122,000	0.5
Missouri	3	350,000	2.5	7,134,000	3.2
Nebraska	2	282,000	2.0	2,813,000	1.3
New Jersey	3	278,000	2.0	7,348,000	3.3
New York	1	91,000	0.7	2,776,000	1.2
North Carolina	7	272,000	2.0	283,000	0.1
Ohio	30	2,110,000	15.3	24,233,000	10.8
Pennsylvania	8	556,000	4.0	12,035,000	5.4
South Carolina	1	58,000	0.4	1,342,000	0.6
Tennessee	1	46,000	0.3	712,000	0.3
Texas	15	692,000	5.0	18,302,000	8.2
Virginia	1	210,000	1.5	4,471,000	2.0
Total Domestic	214	13,681,000	98.9	219,105,000	98.0
Isle of Man and UK	6	155,000	1.1	4,514,000	2.0
Total	220	13,836,000	100%	$223,619,000	100%
 _______

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2019, with the exception of our senior housing — RIDEA facilities and our integrated senior health campuses, which are based on annualized NOI.

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
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our updated estimated per share NAV is $9.40 calculated as of June 30, 2019, an increase from our previously determined estimated per share NAV of $9.37 calculated as of June 30, 2018. The updated estimated per share NAV of $9.40 was approved and established by our board on October 3, 2019 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.40 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the updated estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by our advisor and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on October 4, 2019, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the updated estimated per share NAV.
FINRA rules require subsequent valuations to be performed at least annually. The valuations are estimates and consequently should not be viewed as an accurate reflection of the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 20, 2020, we had approximately 35,454 stockholders of record.
Distributions
Our board has authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our common stock, which is equal to an annualized distribution of $0.60 per share. The daily distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
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

The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$62,612,000		$59,974,000
Distributions reinvested	55,440,000		60,030,000
	$118,052,000		$120,004,000
Sources of distributions:
Cash flows from operations	$117,454,000	99.5%	$106,814,000	89.0%
Proceeds from borrowings	598,000	0.5	13,190,000	11.0
	$118,052,000	100%	$120,004,000	100%
As of December 31, 2019, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of December 31, 2019, we had an amount payable of $2,146,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 14, Related Party Transactions — Operational Stage, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$62,612,000		$59,974,000
Distributions reinvested	55,440,000		60,030,000
	$118,052,000		$120,004,000
Sources of distributions:
FFO attributable to controlling interest	$91,159,000	77.2%	$96,958,000	80.8%
Proceeds from borrowings	26,893,000	22.8	23,046,000	19.2
	$118,052,000	100%	$120,004,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 6, Selected Financial Data.

Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, shares of our restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For a further discussion of our incentive plan, see Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,872,500
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,872,500
________

(1)
Through December 31, 2019, we granted an aggregate of 52,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, through December 31, 2019, we granted an aggregate of 75,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Prior to October 5, 2016, the fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire one share of our common stock in our initial offering; effective October 5, 2016, the fair value of each share at the date of grant was estimated at the updated estimated per share NAV approved and established by our board; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan, and will be repurchased at a price between 92.5% and 100% of each stockholder’s “Repurchase Amount,” as defined in our share repurchase plan, depending on the period of time their shares have been held. The number of shares that we will repurchase is limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to our DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or qualifying disability of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Funds for the repurchase of shares of our common stock will come from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan, as amended, provides that if there are insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.

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
During the three months ended December 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	$—	—	(1)
November 1, 2019 to November 30, 2019	—	$—	—	(1)
December 1, 2019 to December 31, 2019	1,843,110	$9.46	1,843,110	(1)
Total	1,843,110	$9.46	1,843,110
___________

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 6. Selected Financial Data.
The following table sets forth selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This table should be read with Part I, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period.
On January 1, 2019, we adopted ASC Topic 842, Leases, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. As such, with respect to our leases as both lessees and lessors, certain financial information below is presented pursuant to ASC Topic 842 for the year ended December 31, 2019, and pursuant to the lease accounting standard then in effect for the prior years. Therefore, our results of operations for the year ended December 31, 2019 may not be comparable to the prior years presented below. See Note 2, Summary of Significant Accounting Policies — Leases, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of ASC Topic 842.

The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15, Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$3,172,289,000	$2,889,092,000	$2,800,475,000	$2,794,518,000	$2,525,019,000
Mortgage loans payable, net	$792,870,000	$688,262,000	$613,558,000	$495,717,000	$295,270,000
Lines of credit and term loans	$815,879,000	$738,048,000	$624,125,000	$649,317,000	$350,000,000
Stockholders’ equity	$900,555,000	$1,060,507,000	$1,187,850,000	$1,262,790,000	$1,492,113,000

	Years Ended December 31,
	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS DATA:
Total revenues	$1,223,116,000	$1,135,260,000	$1,054,292,000	$989,571,000	$160,476,000
Net (loss) income	$(852,000)	$14,537,000	$5,350,000	$(203,896,000)	$(115,041,000)
Net (loss) income attributable to controlling interest	$(4,965,000)	$13,297,000	$11,222,000	$(146,034,000)	$(101,333,000)
Net (loss) income per common share attributable to controlling interest — basic and diluted(1)	$(0.03)	$0.07	$0.06	$(0.75)	$(0.55)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$117,454,000	$106,814,000	$128,103,000	$114,357,000	$(22,987,000)
Net cash used in investing activities	$(103,112,000)	$(135,772,000)	$(124,551,000)	$(352,687,000)	$(1,591,056,000)
Net cash provided by financing activities	$2,688,000	$37,597,000	$4,765,000	$226,656,000	$1,176,599,000
OTHER DATA:
Distributions declared	$117,837,000	$120,001,000	$118,968,000	$116,549,000	$109,957,000
Distributions declared per share	$0.60	$0.60	$0.60	$0.60	$0.60
FFO attributable to controlling interest(2)	$91,159,000	$96,958,000	$113,464,000	$62,915,000	$(30,815,000)
MFFO attributable to controlling interest(2)	$96,703,000	$94,677,000	$102,272,000	$96,528,000	$37,241,000
Net operating income(3)	$221,397,000	$211,366,000	$214,778,000	$195,038,000	$60,146,000
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
We define MFFO, a non-GAAP measure, consistent with the Practice Guideline issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of loan and closing costs, change in deferred rent, gains or losses from early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, fair value adjustment to investments in unconsolidated entities and the adjustments of such items related to unconsolidated entities and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented in the table below.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Net (loss) income	$(852,000)	$14,537,000	$5,350,000	$(203,896,000)	$(115,041,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	111,412,000	95,678,000	113,226,000	271,307,000	75,714,000
Depreciation and amortization related to real estate — unconsolidated entities	1,189,000	1,085,000	1,075,000	1,061,000	75,000
Impairment of real estate investments	—	2,542,000	14,070,000	—	—
Less:
Net (income) loss attributable to redeemable noncontrolling interests and noncontrolling interests	(4,113,000)	(1,240,000)	5,872,000	57,862,000	13,708,000
Gain on dispositions of real estate investments	—	—	(3,370,000)	—	—
Depreciation, amortization, impairments and gain on dispositions related to redeemable noncontrolling interests and noncontrolling interests	(16,477,000)	(15,644,000)	(22,759,000)	(63,419,000)	(5,271,000)
FFO attributable to controlling interest	$91,159,000	$96,958,000	$113,464,000	$62,915,000	$(30,815,000)

Acquisition related expenses(a)	$(161,000)	$(2,913,000)	$(3,833,000)	$28,589,000	$74,170,000
Amortization of above- and below-market leases(b)	219,000	450,000	710,000	929,000	882,000
Amortization of loan and closing costs(c)	275,000	251,000	223,000	754,000	669,000
Change in deferred rent(d)	744,000	(4,841,000)	(5,289,000)	(10,733,000)	(2,816,000)
Loss on extinguishment of debt(e)	2,968,000	—	1,432,000	—	—
Loss (gain) in fair value of derivative financial instruments(f)	4,541,000	1,949,000	(383,000)	(1,968,000)	—
Foreign currency (gain) loss(g)	(1,730,000)	2,690,000	(4,045,000)	8,755,000	3,199,000
Fair value adjustment to investments in unconsolidated entities(h)	—	—	—	9,101,000	—
Adjustments for unconsolidated entities(i)	1,431,000	1,645,000	1,981,000	2,140,000	—
Adjustments for redeemable noncontrolling interests and noncontrolling interests(i)	(2,743,000)	(1,512,000)	(1,988,000)	(3,954,000)	(8,048,000)
MFFO attributable to controlling interest	$96,703,000	$94,677,000	$102,272,000	$96,528,000	$37,241,000
Weighted average common shares outstanding — basic and diluted	196,342,873	199,953,936	198,234,677	194,199,931	183,234,601
Net (loss) income per common share — basic and diluted	$—	$0.07	$0.03	$(1.05)	$(0.63)
FFO attributable to controlling interest per common share — basic and diluted	$0.46	$0.48	$0.57	$0.32	$(0.17)
MFFO attributable to controlling interest per common share — basic and diluted	$0.49	$0.47	$0.52	$0.50	$0.20
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

(c)
Under GAAP, direct loan and closing costs are amortized over the term of our debt security investment and notes receivable as an adjustment to the yield on our debt security investment or notes receivable. This may result in income recognition that is different than the contractual cash flows under our debt security investment and notes receivable. By adjusting for the amortization of the loan and closing costs related to our debt security investment and real estate notes receivable, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment and notes receivable terms, providing insight on the expected contractual cash flows of such debt security investment and notes receivable, and aligns results with our analysis of operating performance.

(d)
Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(e)
The loss associated with the early extinguishment of debt primarily includes the write-off of unamortized deferred financing fees, write-off of unamortized debt discount, penalties, or other fees incurred. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.

(f)
Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments to arrive at MFFO is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.

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
To facilitate understanding of this financial measure, the following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Net (loss) income	$(852,000)	$14,537,000	$5,350,000	$(203,896,000)	$(115,041,000)
General and administrative	29,749,000	28,770,000	32,587,000	28,951,000	16,544,000
Acquisition related expenses	(161,000)	(2,913,000)	(3,833,000)	28,589,000	74,170,000
Depreciation and amortization	111,412,000	95,678,000	113,226,000	271,307,000	75,714,000
Interest expense	83,094,000	68,230,000	60,489,000	43,697,000	5,619,000
Gain on dispositions of real estate investments	—	—	(3,370,000)	—	—
Impairment of real estate investments	—	2,542,000	14,070,000	—	—
Loss from unconsolidated entities	2,097,000	3,877,000	5,048,000	18,377,000	590,000
Foreign currency (gain) loss	(1,730,000)	2,690,000	(4,045,000)	8,755,000	3,199,000
Other income	(3,736,000)	(1,248,000)	(1,517,000)	(1,085,000)	(839,000)
Income tax expense (benefit)	1,524,000	(797,000)	(3,227,000)	343,000	190,000
Net operating income	$221,397,000	$211,366,000	$214,778,000	$195,038,000	$60,146,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2019 and 2018, together with our results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017.
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

On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of December 31, 2019, a total of $41,244,000 in distributions were reinvested that resulted in 4,398,586 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 13, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2020 and expires on February 26, 2021. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital, or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2019, we owned and/or operated 98 properties, comprising 102 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,836,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,001,462,000. In addition, as of December 31, 2019, we also owned a real estate-related investment purchased for $60,429,000.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant and resident receivables, allowance for uncollectible accounts, accounting for property acquisitions, depreciation of and capitalization of expenditures on our real estate investments, impairment of long-lived assets, goodwill and intangibles, properties held for sale and qualification as a REIT for income tax purposes. These estimates may require complex judgment in their application and are evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. A discussion of our critical accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies during 2019 other than those resulting from new accounting standards.

Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions and Dispositions in 2019, 2018 and 2017
For a discussion of our acquisitions and dispositions of real estate investments in 2019, 2018 and 2017, see Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. However, due to the recent outbreak of the coronavirus in the United States and globally, our residents, tenants and operating partners may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of December 31, 2019, our properties were 91.9% leased and during 2020, 7.9% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2019, our remaining weighted average lease term was 7.5 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our senior housing — RIDEA facilities and integrated senior health campuses were 84.9% and 86.1% leased, respectively, for the year ended December 31, 2019. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2019, 2018 and 2017
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing developments of properties, as well as the result of any additional real estate and real estate-related investments we may acquire or originate.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2019, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

Except where otherwise noted, the changes in our results of operations for 2019 as compared to 2018 and 2017 are primarily due to the development and expansion of our portfolio of integrated senior health campuses, as well as growth in our pharmaceutical and rehabilitation businesses within our integrated senior health campuses segment. In addition, the changes in our results of operations were due to transitioning the operations of seven senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019. As of December 31, 2019, 2018 and 2017, we owned and/or operated the following types of properties:

	December 31,
	2019			2018			2017
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	118	$1,546,121,000	(1)	112	$1,500,649,000	(1)	107	$1,441,058,000	(1)
Medical office buildings	64	664,135,000	89.1%	64	664,135,000	89.3%	64	663,835,000	92.0%
Senior housing — RIDEA	20	433,891,000	(2)	13	320,035,000	(2)	13	320,035,000	(2)
Senior housing	9	89,535,000	100%	15	188,391,000	100%	14	173,391,000	100%
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	220	$3,001,462,000	91.9%	213	$2,940,990,000	92.5%	207	$2,866,099,000	94.3%
___________

(1)	The leased percentage for the resident units of our integrated senior health campuses was 86.1%, 84.8% and 85.3% for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	The leased percentage for the resident units of our senior housing — RIDEA facilities was 84.9%, 84.9% and 85.0% for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
Revenues by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2019	2018	2017
Resident Fees and Services
Integrated senior health campuses	$1,030,934,000	$940,616,000	$863,029,000
Senior housing — RIDEA	68,144,000	65,075,000	64,192,000
Total resident fees and services	1,099,078,000	1,005,691,000	927,221,000
Real Estate Revenue
Medical office buildings	80,805,000	80,078,000	78,584,000
Senior housing	18,407,000	21,913,000	20,898,000
Skilled nursing facilities	13,345,000	14,887,000	14,884,000
Hospitals	11,481,000	12,691,000	12,705,000
Total real estate revenue	124,038,000	129,569,000	127,071,000
Total revenues	$1,223,116,000	$1,135,260,000	$1,054,292,000
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. For the years ended December 31, 2019, 2018 and 2017, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the years ended December 31, 2019, 2018 and 2017, real estate revenue primarily consisted of base rent and expense recoveries. The decrease in real estate revenue for our senior housing segment for the year ended

December 31, 2019, compared to 2018 and 2017, is primarily due to the write-off of $2,345,000 in deferred rent receivables in connection with the termination of a management services agreement with an operator during the year December 31, 2019. The decrease in real estate revenue for our skilled nursing facilities segment for the year ended December 31, 2019, compared to 2018 and 2017, is primarily due to the $1,334,000 write-off of receivables that we estimated to be uncollectible during the year December 31, 2019. The decrease in real estate revenue for our hospitals segment for the year ended December 31, 2019, as compared to 2018 and 2017, is primarily due to the exclusion of $1,065,000 and $1,080,000, respectively, of property tax recoveries that resulted upon our adoption of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 842, Leases on January 1, 2019. See Note 2, Summary of Significant Accounting Policies — Leases, to our accompanying consolidated financial statements.
Property Operating Expenses and Rental Expenses
For the years ended December 31, 2019, 2018 and 2017, property operating expenses primarily consisted of administration and benefits expense of $847,602,000, $775,804,000 and $705,072,000, respectively. Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2019		2018		2017
Property Operating Expenses
Integrated senior health campuses	$919,793,000	89.2%	$844,279,000	89.8%	$763,306,000	88.4%
Senior housing — RIDEA	48,067,000	70.5%	44,792,000	68.8%	43,133,000	67.2%
Total property operating expenses	$967,860,000	88.1%	$889,071,000	88.4%	$806,439,000	87.0%

Rental Expenses
Medical office buildings	$30,870,000	38.2%	$30,514,000	38.1%	$29,344,000	37.3%
Skilled nursing facilities	1,456,000	10.9%	1,816,000	12.2%	1,608,000	10.8%
Senior housing	1,001,000	5.4%	837,000	3.8%	670,000	3.2%
Hospitals	532,000	4.6%	1,656,000	13.0%	1,453,000	11.4%
Total rental expenses	$33,859,000	27.3%	$34,823,000	26.9%	$33,075,000	26.0%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we own and/or operate in the future.
General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2019	2018	2017
Asset management fees — affiliates	$20,073,000	$19,373,000	$18,793,000
Professional and legal fees	2,965,000	2,578,000	2,559,000
Stock compensation expense	2,744,000	3,026,000	986,000
Transfer agent services	1,340,000	1,239,000	1,310,000
Bad debt expense	991,000	490,000	6,674,000
Directors’ and officers’ liability insurance	314,000	315,000	321,000
Bank charges	282,000	374,000	416,000
Board of directors fees	280,000	262,000	247,000
Restricted stock compensation	215,000	215,000	216,000
Franchise taxes	82,000	354,000	414,000
Other	463,000	544,000	651,000
Total	$29,749,000	$28,770,000	$32,587,000

The increase in general and administrative for the year ended December 31, 2019 as compared to 2018 was primarily due to the increase in asset management fees as a result of an increase in our average invested assets through capital expenditures and property acquisitions in 2019 as compared to 2018. The decrease in general and administrative in 2018 compared to 2017 was primarily due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, on January 1, 2018, such that substantially all amounts previously recorded to bad debt expense are now recorded as reductions of resident fees and services revenue. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a discussion of our adoption of ASC Topic 606. Such decrease in general and administrative in 2018 as compared to 2017 was partially offset by stock compensation expense due to fair value adjustments to performance-based profit interest units in Trilogy Investors, LLC, or Trilogy. See Note 13, Equity — Noncontrolling interests, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the profit interest units in Trilogy.
Acquisition Related Expenses
For the year ended December 31, 2019, we completed $34,638,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $836,000 associated with such property acquisitions were capitalized in our consolidated balance sheets in accordance with Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01. See Note 2, Summary of Significant Accounting Policies — Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of ASU 2017-01. For the year ended December 31, 2019, we also recorded negative acquisition related expenses of $(161,000), which are primarily related to $(681,000) in fair value adjustments to a contingent consideration obligation. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our contingent consideration obligation.
For the year ended December 31, 2018, we completed $65,901,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $3,044,000 associated with such property acquisitions were capitalized. For the year ended December 31, 2018, we recorded negative acquisition related expenses of $(2,913,000), which primarily related to $(2,843,000) in fair value adjustments to contingent consideration obligations.
For the year ended December 31, 2017, we completed $113,584,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $3,055,000 associated with such property acquisitions were capitalized. For the year ended December 31, 2017, we also recorded negative acquisition related expenses of $(3,833,000), which primarily related to $(3,885,000) in fair value adjustments to contingent consideration obligations.
Depreciation and Amortization
For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization was $111,412,000, $95,678,000 and $113,226,000, respectively, which primarily consisted of depreciation on our operating properties of $90,914,000, $83,309,000 and $81,743,000, respectively, and amortization on our identified intangible assets of $19,366,000, $11,628,000 and $31,033,000, respectively.
The increase in depreciation and amortization for the year ended December 31, 2019, as compared to the year ended December 31, 2018 was primarily due to the write-off of certain assets in connection with the termination of a management services agreement with an operator during the year ended December 31, 2019. The decrease in amortization expense for the year ended December 31, 2018 as compared to the years ended December 31, 2019 and 2017 was primarily the result of amortization expense on our identified intangible assets recognized during the year ended December 31, 2017 of $21,702,000, which related to $33,084,000 of in-place leases of our integrated senior health campuses and senior housing — RIDEA properties that were fully amortized by January 2018.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Years Ended December 31,
	2019	2018	2017
Interest expense — lines of credit and term loans and derivative financial instruments	$36,064,000	$29,508,000	$24,839,000
Interest expense — mortgage loans payable	32,714,000	29,183,000	26,632,000
Amortization of deferred financing costs — lines of credit and term loans	3,664,000	4,637,000	4,331,000
Amortization of deferred financing costs — mortgage loans payable	1,449,000	1,269,000	1,446,000
Amortization of debt discount/premium, net	647,000	537,000	998,000
Loss (gain) in fair value of derivative financial instruments	4,541,000	1,949,000	(383,000)
Loss on extinguishment of debt	2,968,000	—	1,432,000
Accretion of finance lease liabilities	390,000	—	—
Interest expense on financing obligations and other liabilities	657,000	1,147,000	1,194,000
Total	$83,094,000	$68,230,000	$60,489,000
The increase in total interest expense in 2019 as compared to 2018 was primarily related to the increase in debt balances as well as the increase in loss on fair value recognized on the derivative financial instruments, which was due to a decrease in LIBOR rates relative to our interest rate swap contracts. The loss on extinguishment of debt in 2019 was due to the early payoff of two mortgage loans payable and the termination of a line of credit, which resulted in the write-off of unamortized debt discounts and unamortized deferred financing fees, as well as the payment of prepayment penalties. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of extinguishment of debt. The increase in interest expense in 2018 as compared to 2017 was primarily related to the increase in debt balances and higher weighted average interest rates on our lines of credit and term loans, as well as the increase in loss on fair value of derivative financial instruments that was attributable to such instruments approaching maturity.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for our payment of operating expenses, capital improvement expenditures, development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock.
Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur. As of December 31, 2019, our cash on hand was $53,149,000 and we had $174,121,000 available on our lines of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $63,784,000 to pay interest on our outstanding indebtedness in 2020, based on interest rates in effect and borrowings outstanding as of December 31, 2019. In addition, we estimate that we will require $71,838,000 to pay down principal on our outstanding indebtedness in 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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

Based on the budget for the properties we owned as of December 31, 2019, we estimate that our discretionary capital improvement and tenant improvement expenditures could require up to $275,499,000 within the next 12 months. As of December 31, 2019, we had $12,736,000 of restricted cash in loan impounds and reserve accounts to fund a portion of capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditures or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
In addition, we are continuing to monitor the outbreak of the coronavirus and its impact on residents in our senior housing and skilled nursing facilities, our tenants, operating partners and the healthcare industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our residents, tenants and operating partners continue to be impacted by the coronavirus outbreak, or by the other risks disclosed in our report, this could materially disrupt our business operations.
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2019	2018	2017
Cash, cash equivalents and restricted cash — beginning of period	$72,705,000	$64,143,000	$55,677,000
Net cash provided by operating activities	117,454,000	106,814,000	128,103,000
Net cash used in investing activities	(103,112,000)	(135,772,000)	(124,551,000)
Net cash provided by financing activities	2,688,000	37,597,000	4,765,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	145,000	(77,000)	149,000
Cash, cash equivalents and restricted cash — end of period	$89,880,000	$72,705,000	$64,143,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2019, 2018 and 2017, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the year ended December 31, 2019, cash flows used in investing activities primarily related to capital expenditures of $92,836,000 and our 2019 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $37,863,000, partially offset by principal repayments on real estate notes receivable of $28,650,000. For the year ended December 31, 2018, cash flows used in investing activities primarily related to our 2018 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $67,285,000 and capital expenditures of $66,907,000. For the year ended December 31, 2017, cash flows used in investing activities primarily related to our 2017 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $123,088,000 and capital expenditures of $43,553,000, partially offset by principal repayments on real estate notes receivable of $29,478,000 and proceeds from our 2017 real estate dispositions of $15,993,000. In general, cash flows used in investing activities will be affected by the number of acquisitions we complete in future years as compared to prior years and the timing of capital expenditures and development projects.

Financing Activities
For the year ended December 31, 2019, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $191,246,000 and net borrowings under our lines of credit and term loans in the amount of $77,831,000, partially offset by share repurchases of $89,888,000, payments on mortgage loans of $74,037,000, distributions to our common stockholders of $62,612,000 and the payoff of mortgage loans payable in the amount of $14,022,000. For the year ended December 31, 2018, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable in the amount of $181,594,000 and net borrowings under our lines of credit and term loans in the amount of $113,923,000, partially offset by the payoff of mortgage loans payable in the amount of $94,449,000, share repurchases of $76,577,000 and distributions to our common stockholders of $59,974,000. For the year ended December 31, 2017, cash flows provided by financing activities primarily related to net borrowings under mortgage loans payable in the amount of $230,611,000, partially offset by the payoff of mortgage loans payable in the amount of $100,775,000, net payments on our lines of credit and term loans in the amount of $25,192,000, distributions to our common stockholders of $55,777,000 and share repurchases of $30,656,000. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate borrowings under our lines of credit and term loans and other indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019		2018		2017
Ordinary income	$35,294,000	29.9%	$33,141,000	27.6%	$40,475,000	34.1%
Capital gain	—	—	—	—	—	—
Return of capital	82,731,000	70.1	86,833,000	72.4	78,285,000	65.9
	$118,025,000	100%	$119,974,000	100%	$118,760,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2019, our aggregate borrowings were 44.5% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 26, 2020 and December 31, 2019, our leverage did not exceed 300% of the value of our net assets.

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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2019, we had $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2019, we had $815,879,000 outstanding and $174,121,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. As of December 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.03% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of December 31, 2019:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$24,223,000	$75,177,000	$95,114,000	$520,272,000	$714,786,000
Interest payments — fixed-rate debt	26,293,000	49,642,000	42,174,000	259,940,000	378,049,000
Principal payments — variable-rate debt	47,615,000	599,312,000	270,383,000	—	917,310,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2019)	37,491,000	49,050,000	8,453,000	—	94,994,000
Ground and other lease obligations	24,571,000	50,399,000	49,882,000	187,534,000	312,386,000
Financing obligations	12,692,000	17,239,000	1,882,000	—	31,813,000
Finance leases	1,217,000	129,000	—	—	1,346,000
Total	$174,102,000	$840,948,000	$467,888,000	$967,746,000	$2,450,684,000

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the years ended December 31, 2019, 2018, and 2017, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2019 and 2018. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives, therefore changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, our interest rate cap and interest rate swaps are recorded in other assets, net and security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets at their fair value of $0 and $(3,971,000), respectively. We do not enter into derivative transactions for speculative purposes.

As of December 31, 2019, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$94,026,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$24,223,000	$13,107,000	$62,070,000	$29,127,000	$65,987,000	$520,272,000	$714,786,000	$631,315,000
Weighted average interest rate on maturing fixed-rate debt	4.68%	3.69%	4.15%	4.14%	3.67%	4.07%	3.72%	—
Variable-rate debt — principal payments	$47,615,000	$42,312,000	$557,000,000	$265,574,000	$4,809,000	$—	$917,310,000	$917,886,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2019)	4.66%	3.87%	3.83%	4.53%	5.38%	—%	4.14%	—
Debt Security Investment, Net
As of December 31, 2019, the carrying value of our debt security investment, net was $72,717,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The weighted average effective interest rate on our outstanding debt security investment, net was 4.24% per annum as of December 31, 2019.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs) as of December 31, 2019. As of December 31, 2019, we had 58 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.21% per annum and a weighted average effective interest rate of 3.85%. In addition, as of December 31, 2019, we had $815,879,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 4.05% per annum.
As of December 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 4.03% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of December 31, 2019, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loans; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of December 31, 2019, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,724,000, or 3.96% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the year ended December 31, 2019, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $21,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2019 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	145
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	156
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.
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
March 26, 2020
We have served as the Company’s auditor since 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	December 31,
	2019	2018
ASSETS
Real estate investments, net	$2,270,421,000	$2,222,681,000
Debt security investment and real estate notes receivable, net	72,717,000	98,655,000
Cash and cash equivalents	53,149,000	35,132,000
Accounts and other receivables, net	144,130,000	122,918,000
Restricted cash	36,731,000	37,573,000
Real estate deposits	223,000	3,077,000
Identified intangible assets, net	160,247,000	179,521,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	219,187,000	—
Other assets, net	140,175,000	114,226,000
Total assets	$3,172,289,000	$2,889,092,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$792,870,000	$688,262,000
Lines of credit and term loans(1)	815,879,000	738,048,000
Accounts payable and accrued liabilities(1)	171,394,000	139,383,000
Accounts payable due to affiliates(1)	2,321,000	2,103,000
Identified intangible liabilities, net	663,000	1,051,000
Financing obligations(1)	30,918,000	25,947,000
Operating lease liabilities(1)	207,371,000	—
Security deposits, prepaid rent and other liabilities(1)	48,105,000	37,418,000
Total liabilities	2,069,521,000	1,632,212,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	44,105,000	38,245,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 193,967,474 and 197,557,377 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,939,000	1,975,000
Additional paid-in capital	1,728,421,000	1,765,840,000
Accumulated deficit	(827,550,000)	(704,748,000)
Accumulated other comprehensive loss	(2,255,000)	(2,560,000)
Total stockholders’ equity	900,555,000	1,060,507,000
Noncontrolling interests (Note 13)	158,108,000	158,128,000
Total equity	1,058,663,000	1,218,635,000
Total liabilities, redeemable noncontrolling interests and equity	$3,172,289,000	$2,889,092,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2019 and 2018

___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of December 31, 2019 and 2018 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit and 2016 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $557,000,000 and $548,500,000 as of December 31, 2019 and 2018, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Revenues:
Resident fees and services	$1,099,078,000	$1,005,691,000	$927,221,000
Real estate revenue	124,038,000	129,569,000	127,071,000
Total revenues	1,223,116,000	1,135,260,000	1,054,292,000
Expenses:
Property operating expenses	967,860,000	889,071,000	806,439,000
Rental expenses	33,859,000	34,823,000	33,075,000
General and administrative	29,749,000	28,770,000	32,587,000
Acquisition related expenses	(161,000)	(2,913,000)	(3,833,000)
Depreciation and amortization	111,412,000	95,678,000	113,226,000
Total expenses	1,142,719,000	1,045,429,000	981,494,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(78,553,000)	(66,281,000)	(60,872,000)
(Loss) gain in fair value of derivative financial instruments	(4,541,000)	(1,949,000)	383,000
Gain on dispositions of real estate investments	—	—	3,370,000
Impairment of real estate investments	—	(2,542,000)	(14,070,000)
Loss from unconsolidated entities	(2,097,000)	(3,877,000)	(5,048,000)
Foreign currency gain (loss)	1,730,000	(2,690,000)	4,045,000
Other income	3,736,000	1,248,000	1,517,000
Income before income taxes	672,000	13,740,000	2,123,000
Income tax (expense) benefit	(1,524,000)	797,000	3,227,000
Net (loss) income	(852,000)	14,537,000	5,350,000
Less: net (income) loss attributable to noncontrolling interests	(4,113,000)	(1,240,000)	5,872,000
Net (loss) income attributable to controlling interest	$(4,965,000)	$13,297,000	$11,222,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.03)	$0.07	$0.06
Weighted average number of common shares outstanding — basic and diluted	196,342,873	199,953,936	198,234,677

Net (loss) income	$(852,000)	$14,537,000	$5,350,000
Other comprehensive income (loss):
Foreign currency translation adjustments	305,000	(589,000)	1,058,000
Total other comprehensive income (loss)	305,000	(589,000)	1,058,000
Comprehensive (loss) income	(547,000)	13,948,000	6,408,000
Less: comprehensive (income) loss attributable to noncontrolling interests	(4,113,000)	(1,240,000)	5,872,000
Comprehensive (loss) income attributable to controlling interest	$(4,660,000)	$12,708,000	$12,280,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2019, 2018 and 2017

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2016	195,780,039	$1,957,000	$1,754,160,000	$(490,298,000)	$(3,029,000)	$1,262,790,000	$155,763,000		$1,418,553,000
Offering costs — common stock	—	—	(12,000)	—	—	(12,000)	—		(12,000)
Issuance of common stock under the DRIP	6,960,664	70,000	62,938,000	—	—	63,008,000	—		63,008,000
Issuance of vested and nonvested restricted common stock	22,500	—	40,000	—	—	40,000	—		40,000
Amortization of nonvested common stock compensation	—	—	176,000	—	—	176,000	—		176,000
Stock based compensation	—	—	—	—	—	—	936,000		936,000
Repurchase of common stock	(3,419,969)	(34,000)	(30,622,000)	—	—	(30,656,000)	—		(30,656,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	11,754,000		11,754,000
Distributions to noncontrolling interests	—	—	—	—		—	(3,466,000)		(3,466,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(635,000)		(635,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(808,000)	—	—	(808,000)	(347,000)		(1,155,000)
Distributions declared ($0.60 per share)	—	—	—	(118,968,000)	—	(118,968,000)	—		(118,968,000)
Net income (loss)	—	—	—	11,222,000	—	11,222,000	(5,280,000)	(1)	5,942,000
Other comprehensive income	—	—	—	—	1,058,000	1,058,000	—		1,058,000
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000		$1,346,575,000
Offering costs — common stock	—	—	(7,000)	—	—	(7,000)	—		(7,000)
Issuance of common stock under the DRIP	6,464,432	65,000	59,965,000	—	—	60,030,000	—		60,030,000
Issuance of vested and nonvested restricted common stock	22,500	—	41,000	—	—	41,000	—		41,000
Amortization of nonvested common stock compensation	—	—	174,000	—	—	174,000	—		174,000
Stock based compensation	—	—	—	—	—	—	2,898,000		2,898,000
Repurchase of common stock	(8,272,789)	(83,000)	(76,494,000)	—	—	(76,577,000)	—		(76,577,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000		4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,701,000)		(6,701,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(780,000)		(780,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(3,711,000)	—	—	(3,711,000)	(1,590,000)		(5,301,000)
Distributions declared ($0.60 per share)	—	—	—	(120,001,000)	—	(120,001,000)	—		(120,001,000)
Net income	—	—	—	13,297,000	—	13,297,000	1,106,000	(1)	14,403,000
Other comprehensive loss	—	—	—	—	(589,000)	(589,000)	—		(589,000)
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000		$1,218,635,000
Offering costs — common stock	—	—	(91,000)	—	—	(91,000)	—		(91,000)
Issuance of common stock under the DRIP	5,913,684	59,000	55,381,000	—	—	55,440,000	—		55,440,000
Issuance of vested and nonvested restricted common stock	22,500	—	42,000	—	—	42,000	—		42,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2019, 2018 and 2017

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
Amortization of nonvested common stock compensation	—	$—	$173,000	$—	$—	$173,000	$—		$173,000
Stock based compensation	—	—	—	—	—	—	2,698,000		2,698,000
Repurchase of common stock	(9,526,087)	(95,000)	(89,793,000)	—	—	(89,888,000)	—		(89,888,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	3,000,000		3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,272,000)		(7,272,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(780,000)		(780,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(3,131,000)	—	—	(3,131,000)	(1,342,000)		(4,473,000)
Distributions declared ($0.60 per share)	—	—	—	(117,837,000)	—	(117,837,000)	—		(117,837,000)
Net (loss) income	—	—	—	(4,965,000)	—	(4,965,000)	3,676,000	(1)	(1,289,000)
Other comprehensive income	—	—	—	—	305,000	305,000	—		305,000
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000		$1,058,663,000
___________

(1)
For the years ended December 31, 2019, 2018 and 2017, amounts exclude $437,000, $134,000 and $(592,000), respectively, of net income (loss) attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(852,000)	$14,537,000	$5,350,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111,412,000	95,678,000	113,226,000
Other amortization	29,740,000	4,918,000	5,737,000
Deferred rent	(3,264,000)	(4,841,000)	(5,289,000)
Stock based compensation	2,744,000	3,026,000	986,000
Stock based compensation — nonvested restricted common stock	215,000	215,000	216,000
Loss from unconsolidated entities	2,097,000	3,877,000	5,048,000
Bad debt expense	991,000	490,000	6,674,000
Gain on dispositions of real estate	—	—	(3,370,000)
Foreign currency (gain) loss	(1,731,000)	2,658,000	(4,009,000)
Loss on extinguishment of debt	2,968,000	—	1,432,000
Deferred income taxes	964,000	(1,854,000)	(3,771,000)
Contingent consideration related to acquisition of real estate	—	(93,000)	—
Change in fair value of contingent consideration	(681,000)	(2,843,000)	(3,885,000)
Change in fair value of derivative financial instruments	4,541,000	1,949,000	(383,000)
Impairment of real estate investments	—	2,542,000	14,070,000
Changes in operating assets and liabilities:
Accounts and other receivables	(23,426,000)	(7,221,000)	(17,132,000)
Other assets	(6,537,000)	(15,317,000)	(6,558,000)
Accounts payable and accrued liabilities	18,103,000	8,187,000	18,790,000
Accounts payable due to affiliates	121,000	(26,000)	(151,000)
Security deposits, prepaid rent, operating lease and other liabilities	(19,951,000)	932,000	1,122,000
Net cash provided by operating activities	117,454,000	106,814,000	128,103,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate and other investments	(37,863,000)	(67,285,000)	(123,088,000)
Proceeds from dispositions of real estate and other investments	1,227,000	1,000,000	15,993,000
Principal repayments on real estate notes receivable	28,650,000	1,799,000	29,478,000
Investments in unconsolidated entities	(1,640,000)	(2,050,000)	(2,250,000)
Capital expenditures	(92,836,000)	(66,907,000)	(43,553,000)
Real estate and other deposits	(650,000)	(2,329,000)	(1,218,000)
Proceeds from insurance settlements	—	—	87,000
Net cash used in investing activities	(103,112,000)	(135,772,000)	(124,551,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	191,246,000	181,594,000	230,611,000
Payments on mortgage loans payable	(74,037,000)	(10,444,000)	(8,524,000)
Payoff of mortgage loans payable	(14,022,000)	(94,449,000)	(100,775,000)
Borrowings under the lines of credit and term loans	1,030,653,000	273,639,000	318,474,000
Payments on the lines of credit and term loans	(952,822,000)	(159,716,000)	(343,666,000)
Payments of financing obligations and other obligations	(7,850,000)	(8,055,000)	(6,631,000)
Purchase of derivative financial instruments	—	(153,000)	—

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Deferred financing costs	$(12,945,000)	$(4,177,000)	$(5,847,000)
Debt extinguishment costs	(870,000)	—	(493,000)
Contingent consideration related to acquisition of real estate	—	(1,490,000)	—
Repurchase of common stock	(89,888,000)	(76,577,000)	(30,656,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(475,000)	(306,000)	(206,000)
Contributions from noncontrolling interests	3,000,000	4,470,000	8,304,000
Distributions to noncontrolling interests	(7,272,000)	(6,701,000)	(16,000)
Contributions from redeemable noncontrolling interests	2,000,000	535,000	975,000
Distributions to redeemable noncontrolling interests	(1,430,000)	(711,000)	(1,184,000)
Security deposits and other	12,000	112,000	176,000
Distributions paid	(62,612,000)	(59,974,000)	(55,777,000)
Net cash provided by financing activities	2,688,000	37,597,000	4,765,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$17,030,000	$8,639,000	$8,317,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	145,000	(77,000)	149,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	72,705,000	64,143,000	55,677,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$89,880,000	$72,705,000	$64,143,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$35,132,000	$33,656,000	$29,123,000
Restricted cash	37,573,000	30,487,000	26,554,000
Cash, cash equivalents and restricted cash	$72,705,000	$64,143,000	$55,677,000

End of period:
Cash and cash equivalents	$53,149,000	$35,132,000	$33,656,000
Restricted cash	36,731,000	37,573,000	30,487,000
Cash, cash equivalents and restricted cash	$89,880,000	$72,705,000	$64,143,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$68,654,000	$59,365,000	$52,340,000
Income taxes	$921,000	$1,647,000	$621,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$25,194,000	$12,616,000	$6,106,000
Capital expenditures from financing obligations	$11,821,000	$16,809,000	$5,009,000
Tenant improvement overage	$1,216,000	$1,373,000	$325,000
Investments in unconsolidated entity	$5,276,000	$—	$—
Disposition of real estate investment	$—	$—	$2,400,000
Exercise purchase options — attributable to intangible asset	$—	$—	$12,290,000
Reduction of financing obligations, net	$—	$—	$27,483,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Other receivables	$—	$—	$3,155,000
Other assets	$—	$(1,587,000)	$2,450,000
Accounts payable and accrued liabilities	$46,000	$58,000	$2,062,000
Security deposits, prepaid rent and other liabilities	$105,000	$223,000	$2,323,000
Financing Activities:
Issuance of common stock under the DRIP	$55,440,000	$60,030,000	$63,008,000
Distributions declared but not paid	$9,974,000	$10,189,000	$10,192,000
Reclassification of noncontrolling interests to mezzanine equity	$780,000	$780,000	$635,000
Settlement of mortgage loan payable	$—	$—	$2,040,000
Contribution from noncontrolling interest	$—	$—	$3,450,000
Distribution to noncontrolling interest	$—	$—	$3,450,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019, 2018 and 2017
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of December 31, 2019, a total of $41,244,000 in distributions were reinvested that resulted in 4,398,586 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2020 and expires on February 26, 2021. Our advisor uses its best efforts, subject to the oversight, review and approval of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Advisor, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2019, we owned and/or operated 98 properties, comprising 102 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,836,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,001,462,000. In addition, as of December 31, 2019, we also owned a real estate-related investment purchased for $60,429,000.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our accompanying consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs, in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2019 and 2018, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of December 31, 2019 and 2018, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our accompanying consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, allowance for uncollectible accounts, impairment of long-lived assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance, which are restricted as to use or withdrawal.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 for the year ended December 31, 2019 and under ASC Topic 840 for the years ended December 31, 2018 and 2017. In addition, ASC Topic 842 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASC Topic 842 on January 1, 2019. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of operating lease liabilities of $198,453,000 in our consolidated balance sheet for all of our operating leases for which we are the lessee, including facilities leases and ground leases. In addition, we recorded corresponding right-of-use assets of $211,679,000, which represent the lease liabilities, net of the existing prepaid rent asset and accrued straight-line rent liabilities and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
The accounting for our existing capital (finance) leases upon adoption of ASC Topic 842 remains substantially unchanged. For our finance leases, the accretion of lease liabilities are included in interest expense and the amortization expense on right-of-use assets are included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss). Further, finance lease assets are included within real estate investments, net and finance lease liabilities are included within financing obligations in our accompanying consolidated balance sheets.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we continue to recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheet. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
Our senior housing — RIDEA facilities offer residents room and board (lease component), standard meals and healthcare services (non-lease component), and certain ancillary services that are not contemplated in the lease with each resident (i.e., laundry, guest meals, etc.). For our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See the “Revenue Recognition” section below.
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
On January 1, 2018, we adopted ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of revenue as of January 1, 2018; therefore, no cumulative adjustment was made to the opening balance of retained earnings at the beginning of 2018.
Real Estate Revenue
Prior to January 1, 2019, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays) in accordance with ASC Topic 840. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements were recorded to deferred rent receivable. Tenant reimbursement revenue was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement had been met and the tenant was no longer occupying the property.
Effective January 1, 2019, we recognize real estate revenue in accordance with ASC Topic 842. See the “Leases” section above.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2019 and 2018.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Years Ended December 31,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$214,650,000	$816,284,000	$1,030,934,000	$185,273,000	$755,343,000	$940,616,000
Senior housing — RIDEA(1)	2,944,000	65,200,000	68,144,000	3,079,000	61,996,000	65,075,000
Total resident fees and services	$217,594,000	$881,484,000	$1,099,078,000	$188,352,000	$817,339,000	$1,005,691,000
The following table disaggregates our resident fees and services revenue by payor class:

	Years Ended December 31,
	2019			2018
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses(2)	Senior Housing — RIDEA(1)	Total
Medicare	$338,466,000	$—	$338,466,000	$332,852,000	$—	$332,852,000
Medicaid	192,775,000	214,000	192,989,000	170,664,000	43,000	170,707,000
Private and other payors	499,693,000	67,930,000	567,623,000	437,100,000	65,032,000	502,132,000
Total resident fees and services	$1,030,934,000	$68,144,000	$1,099,078,000	$940,616,000	$65,075,000	$1,005,691,000
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

(2)
For the year ended December 31, 2018, Medicare includes $21,881,000 of revenue that was previously disclosed as Private and other payors. There was no net change in previously disclosed total resident fees and services.

Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2019	$29,160,000	$18,676,000	$39,112,000	$86,948,000
Ending balance — December 31, 2019	32,127,000	26,295,000	46,614,000	105,036,000
Increase	$2,967,000	$7,619,000	$7,502,000	$18,088,000
Deferred Revenue — Resident Fees and Services
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2019	$12,569,000
Ending balance — December 31, 2019	13,518,000
Increase	$949,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All amounts included in the beginning balance of deferred revenue — resident fees and services at January 1, 2019 were recognized as revenue during the year ended December 31, 2019.
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
Tenant and Resident Receivables and Allowances
Resident receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Upon our adoption of ASC Topic 606, substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
Prior to our adoption of ASC Topic 842, tenant receivables and unbilled deferred rent receivables were reduced for uncollectible amounts. Such amounts were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). Effective upon our adoption of ASC Topic 842 on January 1, 2019, such amounts are recognized as direct reductions of real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2019 and 2018, we had $11,435,000 and $11,216,000, respectively, in allowances, which was determined necessary to reduce receivables to our estimate of the amount collectible and includes price concessions. For the years ended December 31, 2019, 2018 and 2017, we increased allowances by $13,087,000, $8,520,000 and $7,298,000, respectively, and reduced allowances for collections or adjustments by $6,094,000, $1,437,000 and $54,000, respectively. For the years ended December 31, 2019, 2018 and 2017, $6,774,000, $6,405,000 and $6,074,000, respectively, of our receivables were written off against the related allowances. For the years ended December 31, 2019, 2018 and 2017, $0, $59,000 and $170,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisitions we completed for the years ended December 31, 2019, 2018 and 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, and Note 18, Business Combinations for a further discussion.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements, including those related to financing obligations. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 50 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 28 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is recognized over the lease term as a reduction of real estate revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
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
If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize an impairment loss at the time we make any such determination.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of the reporting group is less than its carrying value. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are usually determined based on discounted cash flows or appraised values, as appropriate.
For the years ended December 31, 2019, 2018 and 2017, we did not incur any impairment losses with respect to goodwill and intangible assets. See Note 3, Real Estate Investments, Net, for a further discussion of impairment of long-lived assets.
Properties Held for Sale
We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations and comprehensive income (loss) for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale.
In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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
Debt Security Investment and Real Estate Notes Receivable, Net
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings. For the years ended December 31, 2019, 2018 and 2017, we did not incur any losses for a decline in fair value of marketable securities that are other-than-temporary.
Real estate notes receivable consists of mortgage loans collateralized by interests in real property. We record such mortgage loans at cost. Interest income on our real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method and is included in real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Direct loan costs are amortized over the term of the loan as an adjustment to the yield on the loan. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan’s effective interest rate or to the fair value of the collateral if the loan is collateral dependent. For the years ended December 31, 2019, 2018 and 2017, we did not incur any impairment losses.
See Note 4, Debt Security Investment and Real Estate Notes Receivable, Net, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures, which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed rate interest rate swaps and interest rate caps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
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
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax assets, derivative financial instruments, lease inducements and lease commissions.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations and comprehensive income (loss). To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2019, 2018 and 2017, we did not incur any impairment losses from unconsolidated entities.
Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loans include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loans is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease. Prepaid expenses are amortized over the related contract periods.
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2019 and 2018, accounts payable and accrued liabilities primarily includes insurance reserves of $35,581,000 and $32,123,000, respectively, accrued capital expenditures to unaffiliated third parties of $25,019,000 and $12,490,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $24,118,000 and $26,428,000, respectively, accrued property taxes of $14,501,000 and $15,121,000, respectively, and accrued distributions of $9,974,000 and $10,189,000, respectively.
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
Foreign Currency
We have real estate investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders’ equity, in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rates. We also have intercompany notes and payables denominated in GBP with our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany notes and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive income (loss). When such intercompany notes and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains or losses are included in our accompanying consolidated statements of operations and comprehensive income (loss).
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the UK and Isle of Man, which do not accord REIT status to United States REITs under their tax laws. Accordingly, we recognize an income tax benefit or expense for the federal, state and local income taxes incurred by our TRSs and foreign income taxes on our real estate investments in the UK and Isle of Man.
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2019 and 2018, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit or expense in our accompanying consolidated statements of operations and comprehensive income (loss) when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit or expense in our accompanying consolidated statements of operations and comprehensive income (loss).
Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 16, Income Taxes, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA facility in May 2015; skilled nursing facility in October 2015; and integrated senior health campus in December 2015, we established a new reportable segment at such time. As of December 31, 2019, we operated through six reportable business segments, with activities related to investing in medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 19, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, or ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for under the new leasing standard ASC Topic 842. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2019-04, to increase stakeholders’ awareness of the amendments and to expedite improvements to the ASC. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, or ASU 2019-05, to address certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), or ASU 2019 10, which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2016-13 and its related amendments are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption was permitted. We adopted such accounting pronouncements on January 1, 2020, which did not have a material impact to our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820 by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption was permitted for any removed or modified disclosures. We adopted ASU 2018-13 on January 1, 2020, which did not have a material impact to our consolidated financial statement disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Building, improvements and construction in process	$2,262,320,000	$2,160,944,000
Land and improvements	195,491,000	189,446,000
Furniture, fixtures and equipment	150,508,000	126,985,000
	2,608,319,000	2,477,375,000
Less: accumulated depreciation	(337,898,000)	(254,694,000)
	$2,270,421,000	$2,222,681,000
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $90,914,000, $83,309,000 and $81,743,000, respectively. No impairment charges were recognized for the year ended December 31, 2019. For the year ended December 31, 2018, we determined that one of our medical office buildings was impaired and recognized an impairment charge of $2,542,000, which reduced the total carrying value of such investment to $7,387,000. The fair value of such medical office building was based upon a discounted cash flow analysis where the most significant inputs were considered Level 3

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements within the fair value hierarchy. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Real Estate Investment, for a further discussion.
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
In addition to the acquisitions discussed below, for the years ended December 31, 2019, 2018 and 2017, we incurred capital expenditures of $93,485,000, $76,330,000 and $33,766,000, respectively, for our integrated senior health campuses, $16,571,000, $8,426,000 and $11,117,000, respectively, for our medical office buildings, $2,015,000, $1,711,000 and $855,000, respectively, for our senior housing — RIDEA facilities, $1,954,000, $463,000 and $569,000, respectively, for our skilled nursing facilities and $53,000, $131,000 and $92,000, respectively, for our hospitals. We did not incur any capital expenditures for our senior housing facilities for the years ended December 31, 2019, 2018 and 2017.
Included in capital expenditure amounts above are completed developments and expansions of integrated senior health campuses. For the year ended December 31, 2019, we completed the development of two integrated senior health campuses for $25,709,000. For the year ended December 31, 2018, we incurred $8,309,000 to expand our existing integrated senior health campuses. For the year ended December 31, 2017, we completed integrated senior health campus developments for a total cost of approximately $6,834,000.
Acquisitions of Real Estate Investments
2019 Acquisitions of Real Estate Investments
For the year ended December 31, 2019, using cash on hand and debt financing, we completed the acquisition of two buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2019:

Acquisition	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit	Acquisition Fee
North Carolina ALF Portfolio(1)	Garner, NC	Senior Housing — RIDEA	03/27/19	$15,000,000	$15,000,000	$338,000
The Cloister at Silvercrest(2)	New Albany, IN	Integrated Senior Health Campus	10/01/19	750,000	—	11,000
Total				$15,750,000	$15,000,000	$349,000
___________

(1)
We own 100% of our property acquired in 2019, which we added to our existing North Carolina ALF Portfolio. The other six buildings in North Carolina ALF Portfolio were acquired between January 2015 and August 2018. We borrowed under the 2019 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition. Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of such property.

(2)
We, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we owned 67.7% at the time of acquisition, acquired such property using cash on hand. Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest in the Trilogy subsidiary that acquired the property.

In addition to the property acquisitions discussed above, for the year ended December 31, 2019, we, through a majority-owned subsidiary of Trilogy, acquired land in Michigan and Ohio for an aggregate contract purchase price of $4,806,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019 Acquisition of Previously Leased Real Estate Investment
For the year ended December 31, 2019, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at the time of acquisition, acquired one previously leased real estate investment located in Indiana. The following is a summary of such acquisition for the year ended December 31, 2019, which is included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Line of Credit(1)	Acquisition Fee(2)
Corydon, IN	09/05/19	$14,082,000	$14,114,000	$215,000
___________

(1)	Represents a borrowing under the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest at the time of acquisition in the Trilogy subsidiary that acquired the property.

For the year ended December 31, 2019, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $836,000 for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2019 based on their relative fair values:

2019 Acquisitions
Building and improvements	$23,834,000
Land	8,496,000
In-place leases	3,596,000
Total assets acquired	$35,926,000
2018 Acquisitions of Real Estate Investments
For the year ended December 31, 2018, using cash on hand and debt financing, we completed the acquisition of one building from an unaffiliated third party, which was added to our existing North Carolina ALF Portfolio. The other five buildings in North Carolina ALF Portfolio were acquired in January 2015, June 2015 and January 2017. On December 1, 2019, we transitioned the operations of North Carolina ALF Portfolio to a RIDEA structure. The following is a summary of our property acquisition for the year ended December 31, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(2)	Acquisition Fee(3)
North Carolina ALF Portfolio	Matthews, NC	Senior Housing — RIDEA	08/30/18	$15,000,000	$13,500,000	$338,000
___________

(1)	We own 100% of our property acquired in 2018.

(2)	Represents a borrowing under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of such property.

In addition to the property acquisition discussed above, on April 17, 2018, we purchased land as part of our existing Southern Illinois MOB Portfolio for a contract purchase price of $300,000, plus closing costs and paid a 2.25% acquisition fee to our advisor of approximately $7,000. On October 23, 2018 and November 26, 2018, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at the time of acquisition, acquired land in Ohio and Michigan for an

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate contract purchase price of $3,146,000, plus closing costs and paid aggregate acquisition fees of 2.25% of the portion of the contract purchase price of the land attributed to our ownership interest to our advisor of approximately $47,000.
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

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest at the time of acquisition of approximately 67.7% in the Trilogy subsidiary that acquired the properties.

For the year ended December 31, 2018, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $3,044,000 for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2018 based on their relative fair values:

2018 Acquisitions
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
2017 Acquisitions of Real Estate Investments
For the year ended December 31, 2017, using cash on hand and debt financing, we completed the acquisition of three buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(2)	Acquisition Fee(3)
North Carolina ALF Portfolio(4)	Huntersville, NC	Senior Housing — RIDEA	01/18/17	$15,000,000	$14,000,000	$338,000
New London CT MOB	New London, CT	Medical Office	05/03/17	4,850,000	4,000,000	109,000
Middletown OH MOB II	Middletown, OH	Medical Office	12/20/17	4,600,000	5,000,000	104,000
Total				$24,450,000	$23,000,000	$551,000
___________

(1)	We own 100% of our properties acquired in 2017.

(2)	Represents borrowings under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the contract purchase price of each property.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
On January 18, 2017, we added one building to our existing North Carolina ALF Portfolio. The other four buildings in North Carolina ALF Portfolio were acquired in January 2015 and June 2015. On December 1, 2019, we transitioned the operations of North Carolina ALF Portfolio to a RIDEA structure.

In addition to the property acquisitions in 2017 discussed above, on December 19, 2017, we purchased vacant land as part of Southern Illinois MOB Portfolio for a total price of $140,000, plus closing costs and paid a 2.25% acquisition fee to our advisor of $3,000. Also, for the year ended December 31, 2017, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at the time of acquisition, acquired six land parcels for an aggregate contract purchase price of $3,461,000, plus closing costs and paid aggregate acquisition fees of 2.25% of the portion of the contract purchase price of the land attributed to our ownership interest to our advisor of approximately $53,000.
2017 Acquisitions of Previously Leased Real Estate Investments
For the year ended December 31, 2017, we, through a majority-owned subsidiary of Trilogy, acquired eight previously leased real estate investments located in Indiana, Kentucky and Ohio. The following is a summary of such acquisitions for the year ended December 31, 2017, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Line of Credit(1)	Acquisition Fee(2)
Boonville, Columbus and Hanover, IN; Lexington, KY; and Maumee and Willard, OH	02/01/17	$72,200,000	$53,700,000	$1,099,000
Greenfield, IN	05/16/17	3,500,000	—	53,000
Ottawa, OH	12/15/17	9,833,000	10,000,000	150,000
Total		$85,533,000	$63,700,000	$1,302,000
___________

(1)	Represents borrowings under the Trilogy PropCo Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest at the time of acquisition in the subsidiary of Trilogy that acquired the properties.

For the year ended December 31, 2017, we accounted for our property acquisitions, including our acquisitions of previously leased real estate investments, as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $3,055,000 for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2017 based on their relative fair values:

2017 Acquisitions
Building and improvements	$70,607,000
Land	11,463,000
In-place leases	13,167,000
Certificates of need	5,608,000
Above-market leases	187,000
Total assets acquired	101,032,000
Below-market leases	(11,000)
Total liabilities assumed	(11,000)
Net assets acquired	$101,021,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions of Real Estate Investments
For the years ended December 31, 2019 and 2018, we did not dispose of any real estate investments. For the year ended December 31, 2017, we disposed of one land parcel in Kentucky and one integrated senior health campus in each of Indiana and Ohio. We recognized a total net gain on such dispositions of $3,370,000. Our advisor agreed to waive the disposition fees and expense reimbursements related to such dispositions that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees and expense reimbursements.
The following is a summary of our dispositions for the year ended December 31, 2017, which were included in our integrated senior health campuses segment:

Location	Date Disposed	Contract Sales Price
Harrodsburg, KY	01/13/17	$2,400,000
Merrillville, IN	05/01/17	17,000,000
Fremont, OH	07/20/17	400,000
Total		$19,800,000
4. Debt Security Investment and Real Estate Notes Receivable, Net
The following is a summary of our debt security investment and notes receivable, including unamortized loan and closing costs, net as of December 31, 2019 and 2018:

				December 31,
	Origination Date	Original Maturity Date	Contractual Interest Rate(1)	2019	2018
Debt security investment(2)	10/15/15	08/25/25	4.24%	$71,342,000	$68,355,000
Mezzanine Fixed Rate Notes(3)	02/04/15	12/09/19	N/A	—	28,650,000
				71,342,000	97,005,000
Unamortized loan and closing costs, net				1,375,000	1,650,000
				$72,717,000	$98,655,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2019.

(2)
On October 15, 2015, we acquired a commercial mortgage-backed debt security, or the debt security, for a purchase price of $60,429,000, from an unaffiliated third party. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. As of December 31, 2019 and 2018, the net carrying amount with accretion was $72,717,000 and $69,873,000, respectively. We classify our debt security investment as held-to-maturity and we have not recorded any unrealized holding gains or losses on such investment.

(3)
On February 4, 2015, we acquired four fixed-rate promissory notes at par value in the aggregate outstanding principal amount of $28,650,000, or the Mezzanine Fixed Rate Notes. The Mezzanine Fixed Rate Notes evidenced interests in a portion of a mezzanine loan that was secured by pledges of equity interests in the owners of a portfolio of domestic healthcare properties, which such owners are themselves owned indirectly by a non-wholly owned subsidiary of Colony Capital. In June 2019, the Mezzanine Fixed Rate Notes were paid in full by the borrowers.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes in the carrying amount of our debt security investment and real estate notes receivable for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Beginning Balance	$98,655,000	$97,988,000
Additions:
Accretion on debt security	2,987,000	2,717,000
Deductions:
Principal repayments on real estate notes receivable	(28,650,000)	(1,799,000)
Amortization of loan and closing costs	(275,000)	(251,000)
Ending Balance	$72,717,000	$98,655,000
For the years ended December 31, 2019, 2018 and 2017, we did not record any impairment losses on our debt security investment or real estate notes receivable. Amortization expense on loan and closing costs for the years ended December 31, 2019, 2018 and 2017, was recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Amortized intangible assets:
In-place leases, net of accumulated amortization of $21,029,000 and $23,497,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 9.4 years and 9.8 years as of December 31, 2019 and 2018, respectively)	$30,407,000	$45,815,000
Customer relationships, net of accumulated amortization of $336,000 and $187,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 16.8 years and 18.8 years as of December 31, 2019 and 2018, respectively)	2,504,000	2,653,000
Above-market leases, net of accumulated amortization of $2,057,000 and $2,851,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 5.0 years and 5.2 years as of December 31, 2019 and 2018, respectively)	1,452,000	2,059,000
Internally developed technology and software, net of accumulated amortization of $211,000 and $117,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 2.8 years and 3.8 years as of December 31, 2019 and 2018, respectively)	259,000	353,000
Leasehold interests, net of accumulated amortization of $548,000 as of December 31, 2018 (with a weighted average remaining life of 53.6 years as of December 31, 2018)(1)	—	7,346,000
Unamortized intangible assets:
Certificates of need	94,838,000	88,590,000
Trade names	30,787,000	30,787,000
Purchase option asset(2)	—	1,918,000
	$160,247,000	$179,521,000
___________

(1)
Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets, net in our accompanying consolidated balance sheet and related to our ownership of fee simple interests in the building and improvements of 16 of our buildings that are subject to respective ground leases. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 17, Leases, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
For the year ended December 31, 2019, we exercised our right to acquire a property through our unconsolidated investment in RHS Partners, LLC, or RHS. The value of the purchase option asset utilized was $1,918,000. See Note 6, Other Assets, Net for a further discussion.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $19,973,000, $12,736,000 and $32,541,000, respectively, which included $607,000, $967,000 and $1,368,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0, $141,000 and $140,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 9.7 years and 15.5 years as of December 31, 2019 and 2018, respectively. As of December 31, 2019, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2020	$6,450,000
2021	4,715,000
2022	4,002,000
2023	3,235,000
2024	2,819,000
Thereafter	13,401,000
$34,622,000
6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Deferred rent receivables	$33,205,000	$23,334,000
Prepaid expenses, deposits and other assets	26,816,000	29,803,000
Inventory	23,872,000	21,151,000
Investments in unconsolidated entities	20,176,000	15,432,000
Deferred tax assets, net(1)	13,315,000	9,461,000
Lease commissions, net of accumulated amortization of $2,201,000 and $1,274,000 as of December 31, 2019 and 2018, respectively	10,794,000	8,523,000
Deferred financing costs, net of accumulated amortization of $2,138,000 and $12,487,000 as of December 31, 2019 and 2018, respectively(2)	8,137,000	2,311,000
Lease inducement, net of accumulated amortization of $1,140,000 and $789,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 10.9 years and 12.0 years as of December 31, 2019 and 2018, respectively)	3,860,000	4,211,000
	$140,175,000	$114,226,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)	Deferred financing costs only include costs related to our lines of credit and term loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the years ended December 31, 2019, 2018 and 2017 was $3,664,000, $4,637,000 and $4,331,000, respectively. Amortization expense on lease commissions for the years ended December 31, 2019, 2018 and 2017 was $1,132,000, $741,000 and $450,000, respectively. Amortization expense on lease inducements for the years ended December 31, 2019, 2018 and 2017 was $351,000, $350,000 and $351,000, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in unconsolidated entities primarily represents our investment in RHS, a privately-held company that operates 16 integrated senior health campuses, of which RHS owns three integrated senior health campuses. Our effective ownership of RHS was 33.8% as of both December 31, 2019 and 2018. As of December 31, 2019 and 2018, we had a receivable of $5,133,000 and $2,507,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	December 31,
	2019			2018
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$278,297,000	$17,022,000	$295,319,000	$48,291,000	$100,000	$48,391,000
Total liabilities	$251,283,000	$17,245,000	$268,528,000	$25,263,000	$—	$25,263,000

	Years Ended December 31,
	2019			2018			2017
	RHS	Other	Total	RHS	Other	Total	RHS	Other	Total
Statement of Operations Data:
Revenues	$142,834,000	$7,322,000	$150,156,000	$130,543,000	$—	$130,543,000	$128,038,000	$—	$128,038,000
Expenses	145,575,000	9,045,000	154,620,000	138,296,000	—	138,296,000	138,134,000	—	138,134,000
Net loss	$(2,741,000)	$(1,723,000)	$(4,464,000)	$(7,753,000)	$—	$(7,753,000)	$(10,096,000)	$—	$(10,096,000)
7. Mortgage Loans Payable, Net
As of December 31, 2019 and 2018, mortgage loans payable were $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs) and $713,030,000 ($688,262,000, net of discount/premium and deferred financing costs), respectively. As of December 31, 2019, we had 58 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.21% per annum based on interest rates in effect as of December 31, 2019 and a weighted average effective interest rate of 3.85%. As of December 31, 2018, we had 57 fixed-rate mortgage loans payable and six variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 8.46% per annum based on interest rates in effect as of December 31, 2018 and a weighted average effective interest rate of 3.98%. We are required by the terms of certain loan documents to meet certain covenants, such as net worth ratios, fixed charge coverage ratios, leverage ratios and reporting requirements.
For the year ended December 31, 2019, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,182,000, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such losses were primarily related to the write-off of unamortized debt discounts and prepayment penalties on two mortgage loans payable that were due to mature in November 2047 and April 2049. The source of funds for the payoffs were from the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loans.
Mortgage loans payable, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Total fixed-rate debt	$714,786,000	$624,616,000
Total variable-rate debt	101,431,000	88,414,000
Total fixed- and variable-rate debt	816,217,000	713,030,000
Less: deferred financing costs, net	(9,362,000)	(8,824,000)
Add: premium	304,000	663,000
Less: discount	(14,289,000)	(16,607,000)
Mortgage loans payable, net	$792,870,000	$688,262,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Beginning Balance	$688,262,000	$613,558,000
Additions:
Borrowings on mortgage loans payable	191,246,000	181,594,000
Amortization of deferred financing costs	1,544,000	1,269,000
Amortization of discount/premium on mortgage loans payable	647,000	537,000
Deductions:
Scheduled principal payments on mortgage loans payable	(74,037,000)	(10,444,000)
Payoff of mortgage loans payable	(14,022,000)	(94,449,000)
Deferred financing costs	(770,000)	(3,803,000)
Ending Balance	$792,870,000	$688,262,000
As of December 31, 2019, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2020	$71,838,000
2021	55,419,000
2022	62,070,000
2023	35,822,000
2024	70,796,000
Thereafter	520,272,000
$816,217,000
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
As of December 31, 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of December 31, 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $557,000,000 and the weighted average interest rate on such borrowings outstanding was 3.83% per annum.
Trilogy PropCo Line of Credit
In connection with our acquisition of Trilogy, on December 1, 2015, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy, or Trilogy PropCo Parent, and certain of its subsidiaries, or the Trilogy PropCo Co-Borrowers, and, together with Trilogy PropCo Parent, the Trilogy PropCo Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit. On December 1, 2015, we also entered into separate revolving

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes with each of KeyBank and Regions Bank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Trilogy PropCo Credit Agreement. The Trilogy PropCo Line of Credit would have matured on December 1, 2019.
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
On September 5, 2019, we entered into an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, to further amend the Trilogy PropCo Credit Agreement and to replace the terms of the Trilogy PropCo Line of Credit with the 2019 Trilogy Credit Facility, as further discussed below in the “2019 Trilogy Credit Facility” section. As of December 31, 2018, our aggregate borrowing capacity under the Trilogy PropCo Line of Credit was $250,000,000. As of December 31, 2018, borrowings outstanding under the Trilogy PropCo Line of Credit totaled $170,518,000 and the weighted average interest rate on such borrowing outstanding was 6.45% per annum.
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
On April 1, 2016, we entered into an amendment to the Trilogy OpCo Credit Agreement to increase the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. In April 2018, we further amended the Trilogy OpCo Credit Agreement to provide for: (i) a reduction in the aggregate maximum principal amount from $60,000,000 to $25,000,000; and (ii) an updated maturity date of April 27, 2021.
On September 5, 2019, we paid off and terminated the Trilogy OpCo Line of Credit, as amended, and replaced it with the 2019 Trilogy Credit Facility, as described below. As a result of such termination, we incurred a loss on extinguishment of $786,000, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) and was primarily related to the write-off of unamortized deferred financing fees. The source of funds for the payoff was from the 2019 Trilogy Credit Facility.
We currently do not have any obligations under the Trilogy OpCo Credit Agreement, as amended. As of December 31, 2018, our aggregate borrowing capacity under the Trilogy OpCo Line of Credit was $25,000,000, subject to certain terms and conditions. As of December 31, 2018, borrowings outstanding under the Trilogy OpCo Line of Credit totaled $19,030,000 and the weighted average interest rate on such borrowings outstanding was 5.17% per annum.
2019 Trilogy Credit Facility
As discussed above, on September 5, 2019, we, through Trilogy RER, LLC and certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC, or the 2019 Trilogy Co-Borrowers, entered into the 2019 Trilogy Credit Agreement with KeyBank, as administrative agent; CIT Bank, N.A., or CIT Bank, as revolving agent; Regions Bank, as syndication agent; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets, as co-lead arranger and co-book runner; Regions Capital Markets, as co-lead arranger and co-book runner; Bank of America as co-documentation agent; The Huntington National Bank, as co-documentation agent; and a syndicate of other banks, as lenders named therein, to amend and restate the terms of the Trilogy PropCo Credit Agreement to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. We may obtain up to $35,000,000 in the form of swing line loans and up to $15,000,000 in the form of standby letters of credit. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to: (i) the terms of the 2019 Trilogy Credit Agreement and (ii) at least 10 business days’ prior written notice to KeyBank.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) LIBOR plus 2.75% for LIBOR Rate Loans, as defined in the 2019 Trilogy Credit Agreement, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.5% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Agreement, and (iii) 1.00% above the one-month LIBOR. Accrued interest on the 2019 Trilogy Credit Facility is payable monthly. The loans may be repaid in whole or in part without prepayment fees or penalty, subject to certain conditions. We are required to pay fees on the unused portion of the lenders’ commitments under the 2019 Trilogy Credit Facility, with respect to any day during a calendar quarter, at a per annum rate equal to (a) 0.15% if the sum of the Aggregate Real Estate Revolving Credit Obligations, as defined in the 2019 Trilogy Credit Agreement, outstanding on such day is greater than 50% of the commitments or 0.20% if the sum of the Aggregate Real Estate Revolving Credit Obligations on such day is less than or equal to 50% of the commitments, and (b) 0.15% if the sum of the Aggregate A/R Revolving Credit Obligations, as defined in the 2019 Trilogy Credit Agreement, outstanding on such day is greater than 50% of the commitments or 0.20% if the sum of the Aggregate A/R Revolving Credit Obligations on such day is less than or equal to 50% of the commitments, which fees shall be measured and payable on a quarterly basis.
The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Agreement subject to the satisfaction of certain conditions, including payment of an extension fee.
As of December 31, 2019, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of December 31, 2019, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $258,879,000 and the weighted average interest rate on such borrowings outstanding was 4.52% per annum.
9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of December 31, 2019 and 2018:

					Fair Value
					December 31,
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	2019	2018
Swap	$140,000,000	one month LIBOR	0.82%	02/03/19	$—	$221,000
Swap	60,000,000	one month LIBOR	0.78%	02/03/19	—	97,000
Swap	50,000,000	one month LIBOR	1.39%	02/03/19	—	51,000
Cap	20,000,000	one month LIBOR	3.00%	09/23/21	—	48,000
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(2,821,000)	—
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(1,150,000)	—
					$(3,971,000)	$417,000
ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss). As of December 31, 2019 and 2018, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. For the years ended December 31, 2019, 2018 and 2017, we recorded $(4,541,000), $(1,949,000) and $383,000, respectively, as an (increase) decrease to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Identified Intangible Liabilities, Net
As of December 31, 2019 and 2018, identified intangible liabilities, net consisted of below-market leases of $663,000 and $1,051,000, respectively, net of accumulated amortization of $1,342,000 and $1,229,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2019, 2018 and 2017 was $388,000, $517,000 and $658,000, respectively, which is recorded to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 4.3 years as of both December 31, 2019 and 2018. As of December 31, 2019, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2020	$260,000
2021	143,000
2022	93,000
2023	78,000
2024	35,000
Thereafter	54,000
$663,000
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
12. Redeemable Noncontrolling Interests
On January 15, 2013, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 limited partnership units. Upon the effectiveness of the Advisory Agreement on February 26, 2014, Griffin-American Advisor became our advisor. As of December 31, 2019 and 2018, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019 and 2018, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% and 96.7%, respectively, of the outstanding equity interest of Trilogy. As of December 31, 2019 and 2018, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% and 3.3%, respectively, of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Beginning balance	$38,245,000	$32,435,000
Additions	2,000,000	535,000
Reclassification from equity	780,000	780,000
Distributions	(1,430,000)	(711,000)
Repurchase of redeemable noncontrolling interests	(400,000)	(229,000)
Fair value adjustment to redemption value	4,473,000	5,301,000
Net income attributable to redeemable noncontrolling interests	437,000	134,000
Ending balance	$44,105,000	$38,245,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding.
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
Through December 31, 2019, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 32,733,694 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 23,846,540 shares of our common stock under our share repurchase plan and granted an aggregate of 127,500 shares of our restricted common stock to our independent directors through December 31, 2019. As of December 31, 2019 and 2018, we had 193,967,474 and 197,557,377 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Beginning balance — foreign currency translation adjustments	$(2,560,000)	$(1,971,000)
Net change in current period	305,000	(589,000)
Ending balance — foreign currency translation adjustments	$(2,255,000)	$(2,560,000)
Noncontrolling Interests
As of December 31, 2019 and 2018, Trilogy REIT Holdings owned approximately 96.6% and 96.7% of Trilogy, respectively. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to a joint venture agreement, or the Trilogy JV Agreement, with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the sole manager of Trilogy REIT Holdings. Prior to October 1, 2018, NHI was the indirect owner of the remaining 30.0% interest in Trilogy REIT Holdings. On October 1, 2018, we amended the Trilogy JV Agreement as a result of the purchase by an indirect, wholly owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV JV Member, of 6.0% of the total membership interests in Trilogy REIT Holdings from a wholly owned subsidiary of NHI. Both Griffin-American Healthcare REIT IV, Inc. and us are sponsored by American Healthcare Investors. Effective October 1, 2018, NHI and GAHR IV JV Member indirectly own a 24.0% and 6.0% membership interest, respectively, in Trilogy REIT Holdings. As of December 31, 2019 and 2018, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2019, 2018 and 2017, we recognized stock compensation expense related to the Profit Interests of $2,744,000, $2,898,000 and $936,000, respectively.
There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2019, 2018 and 2017. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying consolidated balance sheets and the dividends of the preferred shares of beneficial interests as net income attributable to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss).
In addition, as of December 31, 2019 and 2018, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the years ended December 31, 2019, 2018 and 2017.

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
Effective October 5, 2016, we amended and restated the Initial DRIP to amend the price at which shares of our common stock are issued pursuant to such distribution reinvestment plan. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated net asset value, or NAV, of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payment to stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 DRIP Offering remained unchanged by the Amended and Restated DRIP.
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

Approval Date by our Board	Estimated Per Share NAV
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
10/03/19	$9.40
For the years ended December 31, 2019, 2018 and 2017, $55,440,000, $60,030,000 and $63,008,000, respectively, in distributions were reinvested and 5,913,684, 6,464,432 and 6,960,664 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of December 31, 2019 and 2018, a total of $305,151,000 and $249,711,000, respectively, in distributions were reinvested that resulted in 32,733,694 and 26,820,010 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
Our board has approved a share repurchase plan, which allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will generally limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to our DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases of 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Funds for the repurchase of shares of our common stock will come from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan, as amended, provides that if there are insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Since October 5, 2016, our board has approved and established an estimated per share NAV on at least an annual basis. See summary of our historical and current estimated per share NAV in the “Distribution Reinvestment Plan” section above. Accordingly, commencing with share repurchase requests submitted during the quarter that our board has approved and established an estimated per share NAV, such per share NAV served or will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such per share NAV in our initial offering, until such time as our board determines an updated estimated per share NAV.
For the years ended December 31, 2019, 2018 and 2017, we received share repurchase requests of 15,030,794, 8,272,789 and 3,419,969 shares of our common stock, respectively, and repurchased 9,526,087, 8,272,789 and 3,419,969 shares of our common stock, respectively, for an aggregate of $89,888,000, $76,577,000 and $30,656,000, respectively, at an average repurchase price of $9.44, $9.26 and $8.96 per share, respectively.
As of December 31, 2019 and 2018, we received cumulative share repurchase requests 29,351,247 and 14,320,453 shares of our common stock, respectively, and repurchased 23,846,540 and 14,320,453 shares of our common stock, respectively, for an aggregate of $221,823,000 and $131,935,000, respectively, at an average repurchase price of $9.30 and $9.21 per share, respectively. Shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to our DRIP Offerings.
2013 Incentive Plan
We adopted our incentive plan pursuant to which our board, or a committee of our independent directors, may make grants of options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares.
For the years ended December 31, 2019, 2018 and 2017, we granted 22,500 shares of our restricted common stock at a weighted average grant date fair value of $9.37, $9.27 and $9.01 per share, respectively, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For the years ended December 31, 2019, 2018 and 2017, we recognized stock compensation expense related to the independent director grants of $215,000, $215,000 and $216,000, respectively. Such stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the years ended December 31, 2019, 2018 and 2017, we incurred $25,064,000, $24,266,000 and $23,698,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $1,124,000, $1,194,000 and $1,922,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets. Acquisition fees in connection with the acquisition of investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $346,000, $137,000 and $104,000, respectively, in development fees to our advisor or its affiliates, which are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs, real estate commissions or other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2019, 2018 and 2017, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions of real estate or real estate-related investments.
For the years ended December 31, 2019, 2018 and 2017, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.

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
For the years ended December 31, 2019, 2018 and 2017, we incurred $20,073,000, $19,373,000 and $18,793,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $2,611,000, $2,428,000 and $2,358,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $379,000, $843,000 and $267,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2019, 2018 and 2017, we incurred $320,000, $91,000 and $46,000, respectively, in construction management fees to our advisor or its affiliates.
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
For the 12 months ended December 31, 2019, 2018 and 2017, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 Months Ended December 31,
	2019	2018	2017
Operating expenses as a percentage of average invested assets	0.9%	0.9%	0.9%
Operating expenses as a percentage of net income	18.9%	19.1%	16.6%
For the years ended December 31, 2019, 2018 and 2017, our advisor or its affiliates incurred operating expenses on our behalf of $211,000, $200,000 and $208,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the years ended December 31, 2019, 2018 and 2017, our advisor and its affiliates were not compensated for any additional services.
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
For the years ended December 31, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates. For the year ended December 31, 2017, our advisor agreed to waive the disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for a further discussion.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2019, 2018 and 2017, we did not pay any such distributions to our advisor.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2019, 2018 and 2017, we did not pay any such distributions to our advisor.
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
As of December 31, 2019 and 2018, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2019 and 2018:

	December 31,
Fee	2019	2018
Asset and property management fees	$1,991,000	$1,856,000
Construction management fees	175,000	58,000
Lease commissions	143,000	94,000
Operating expenses	12,000	12,000
Acquisition fees	—	15,000
Development fees	—	68,000
	$2,321,000	$2,103,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$3,971,000	$—	$3,971,000
Warrants	—	—	1,178,000	1,178,000
Total liabilities at fair value	$—	$3,971,000	$1,178,000	$5,149,000
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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2019 and 2018.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration Liability
Contingent consideration obligations are due upon certain criteria being met within specified time frames. For the years ended December 31, 2019, 2018 and 2017, we recorded a net gain on the change in fair value of contingent consideration obligations of $681,000, $2,843,000 and $3,885,000, respectively, which is included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2018, we had accrued $681,000 of a contingent consideration obligation in connection with our Clemmons facility within North Carolina ALF Portfolio. Such obligation was included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and would have been paid upon various conditions being met, including our tenants achieving certain operating performance metrics. In particular, the amounts may have been paid based upon the computation in the lease agreement, as amended, and receipt of notification within four years after the applicable acquisition date that the tenant has increased its earnings before interest, taxes, depreciation and rent cost, or EBITDAR, as defined in the lease agreement, for the preceding three months. There was no minimum required payment but the total maximum was capped at $11,000,000 and also limited by the tenant’s ability to increase its EBITDAR. Any payment made would have resulted in an increase in the monthly rent charged to the tenant and additional rental revenue to us. The contingent consideration obligation was not exercised and expired June 28, 2019, and as such, no contingent consideration amounts were due for the Clemmons facility within North Carolina ALF Portfolio as of December 31, 2019.
The following is a reconciliation of the beginning and ending balances of our contingent consideration obligations for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Contingent Consideration Obligations:
Beginning balance	$681,000	$5,107,000	$8,992,000
Realized/unrealized gains recognized in earnings	(681,000)	(2,843,000)	(3,885,000)
Settlements of obligations	—	(1,583,000)	—
Ending balance	$—	$681,000	$5,107,000
Amount of total gains included in earnings attributable to the change in unrealized gains related to obligations still held	$(681,000)	$(2,843,000)	$(3,885,000)
Warrants
As of December 31, 2019 and 2018, we have recorded $1,178,000 and $1,207,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2019 and 2018, the carrying value is a reasonable estimate of fair value.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Investment
For the years ended December 31, 2018 and 2017 we determined that one of our medical office buildings was impaired based upon discounted cash flow analyses where the most significant inputs were market rent, capitalization rate and discount rate. We considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of our real estate investment as of December 31, 2018 and 2017:

	Range of Inputs or Inputs
	December 31,
	2018	2017
Unobservable Inputs
Market rent per square foot	$13.75 to $25.00	$19.00 to $25.53
Capitalization rate	7.50%	7.25%
Discount rate	8.00%	8.00%
Financial Instruments Disclosed at Fair Value
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019		2018
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$72,717,000	$94,026,000	$69,873,000	$94,116,000
Financial Liabilities:
Mortgage loans payable	$792,870,000	$732,846,000	$688,262,000	$618,886,000
Lines of credit and term loans	$807,742,000	$816,355,000	$735,737,000	$737,982,000
___________

(1)	Carrying amount is net of any discount/premium and unamortized costs.

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
On December 22, 2017, the United States government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the United States tax code, including, but not limited to, reducing the United States federal corporate tax rate from 35.0% to 21.0%, eliminating the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result, income tax expense reported for the year ended December 31, 2017 was adjusted to reflect the effects of the Tax Act, which resulted in an income tax benefit of $2,997,000 and is primarily due to the application of the newly enacted rates to the existing deferred tax assets/liabilities of our TRSs. The Tax Act is still unclear in some respects and could be subject to potential amendments and technical corrections. The federal income tax rules dealing with United States federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. As a result, the long-term impact of the Tax Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.
The components of income before taxes for the years ended December 31, 2019, 2018 and 2017, were as follows:

	December 31,
	2019	2018	2017
Domestic	$1,193,000	$14,202,000	$2,931,000
Foreign	(521,000)	(462,000)	(808,000)
Income before income taxes	$672,000	$13,740,000	$2,123,000
The components of income tax (benefit) expense for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31,
	2019	2018	2017
Federal deferred	$(3,672,000)	$(4,647,000)	$(3,382,000)
State deferred	(737,000)	(922,000)	(755,000)
Federal current	(29,000)	—	—
State current	(16,000)	—	—
Foreign current	605,000	988,000	543,000
Valuation allowances	5,373,000	3,784,000	367,000
Total income tax expense (benefit)	$1,524,000	$(797,000)	$(3,227,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs. Foreign income taxes are generally a function of our income on our real estate investments located in the UK and Isle of Man.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2019 and December 31, 2018, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2019 and 2018, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Fixed assets & intangibles	$6,509,000	$7,292,000
Expense accruals & other	14,233,000	10,686,000
Net operating loss	14,341,000	8,980,000
Reserves and accruals	5,540,000	4,095,000
Allowances for accounts receivable	(179,000)	581,000
Investments in joint ventures	2,326,000	1,909,000
Valuation allowances	(29,456,000)	(24,082,000)
Total deferred income tax assets	$13,314,000	$9,461,000
Deferred income tax liabilities:
Fixed assets and intangibles	$(14,468,000)	$(8,924,000)
Other — temporary differences	(2,176,000)	(2,903,000)
Total deferred income tax liabilities	$(16,644,000)	$(11,827,000)
At December 31, 2019 and 2018, we had a net operation loss, or NOL, carryforward of $58,416,000 and $34,656,000, respectively, related to the TRSs. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019		2018		2017
Ordinary income	$35,294,000	29.9%	$33,141,000	27.6%	$40,475,000	34.1%
Capital gain	—	—	—	—	—	—
Return of capital	82,731,000	70.1	86,833,000	72.4	78,285,000	65.9
	$118,025,000	100%	$119,974,000	100%	$118,760,000	100%

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2059. For the year ended December 31, 2019, we recognized $118,201,000 of revenues related to operating lease payments, of which $18,942,000 was for variable lease payments. As of December 31, 2019, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for leases in effect for properties we wholly own for each of the next five years ending December 31 and thereafter:

Year	Amount
2020	$86,817,000
2021	84,786,000
2022	78,164,000
2023	70,582,000
2024	64,805,000
Thereafter	444,839,000
Total	$829,993,000
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
As of December 31, 2019, we had future lease payments of $28,703,000 for operating leases that had not yet commenced. These operating leases will commence between fiscal year 2020 and fiscal year 2021 with lease terms of up to 10 years.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of lease costs were as follows:

Lease Cost	Classification	Year Ended December 31, 2019
Operating lease cost(1)	Property operating expenses and rental expenses	$29,974,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	2,001,000
Accretion of lease liabilities	Interest expense	391,000
Total lease cost		$32,366,000
___________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases was as follows:

Supplemental Disclosure of Cash Flows Information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$22,114,000
Operating cash outflows related to finance leases	$390,000
Financing cash outflows related to finance leases	$3,076,000
Right-of-use assets obtained in exchange for operating lease liabilities	$31,958,000

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	13.5
Finance leases	1.3
Weighted average discount rate
Operating leases	5.94%
Finance leases	7.33%
Operating Leases
As of December 31, 2019, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities:

Year	Amount
2020	$24,571,000
2021	24,993,000
2022	25,406,000
2023	24,732,000
2024	25,150,000
Thereafter	187,534,000
Total operating lease payments	312,386,000
Less: interest	105,015,000
Present value of operating lease liabilities	$207,371,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, future minimum lease obligations under non-cancelable ground and other lease obligations for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$22,194,000
2020	22,564,000
2021	23,166,000
2022	23,702,000
2023	23,154,000
Thereafter	177,927,000
Total	$292,707,000
Finance Leases
As of December 31, 2019, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2020	$1,217,000
2021	129,000
2022	—
2023	—
2024	—
Thereafter	—
Total finance lease payments	1,346,000
Less: interest	44,000
Present value of finance lease liabilities	$1,302,000
As of December 31, 2018, future minimum lease payments under finance leases and for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount(1)
2019	$3,307,000
2020	1,266,000
2021	130,000
2022	—
2023	—
Thereafter	—
$4,703,000
___________

(1)	Amounts above represent principal of $4,438,000 and interest obligations of $265,000 under finance leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Business Combinations
For the years ended December 31, 2019, 2018 and 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our property acquisitions accounted for as asset acquisitions for such periods. On September 26, 2017, we, through a majority-owned subsidiary of Trilogy, acquired a pharmaceutical business in Nashville, Tennessee from an unaffiliated third party for a contract purchase price of $7,500,000, plus closing costs and an acquisition fee paid to our advisor, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). The acquisition of such pharmaceutical business is included in our integrated senior health campuses segment and was accounted for as a business combination. Based on quantitative and qualitative considerations, such business combination we completed during 2017 was not material.
19. Segment Reporting
As of December 31, 2019, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment included the Mezzanine Fixed Rate Notes. Our hospital investments are primarily single-tenant properties that lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured as our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on disposition of real estate investments, impairment of real estate investments, foreign currency gain or loss, other income, loss from unconsolidated entities and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2019
Revenues:
Resident fees and services	$1,030,934,000	$68,144,000	$—	$—	$—	$—	$1,099,078,000
Real estate revenue	—	—	80,805,000	18,407,000	13,345,000	11,481,000	124,038,000
Total revenues	1,030,934,000	68,144,000	80,805,000	18,407,000	13,345,000	11,481,000	1,223,116,000
Expenses:
Property operating expenses	919,793,000	48,067,000	—	—	—	—	967,860,000
Rental expenses	—	—	30,870,000	1,001,000	1,456,000	532,000	33,859,000
Segment net operating income	$111,141,000	$20,077,000	$49,935,000	$17,406,000	$11,889,000	$10,949,000	$221,397,000
Expenses:
General and administrative							$29,749,000
Acquisition related expenses							(161,000)
Depreciation and amortization							111,412,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(78,553,000)
Loss in fair value of derivative financial instruments							(4,541,000)
Loss from unconsolidated entities							(2,097,000)
Foreign currency gain							1,730,000
Other income							3,736,000
Income before income taxes							672,000
Income tax expense							(1,524,000)
Net loss							$(852,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2018
Revenues:
Resident fees and services	$940,616,000	$65,075,000	$—	$—	$—	$—	$1,005,691,000
Real estate revenue	—	—	80,078,000	21,913,000	14,887,000	12,691,000	129,569,000
Total revenues	940,616,000	65,075,000	80,078,000	21,913,000	14,887,000	12,691,000	1,135,260,000
Expenses:
Property operating expenses	844,279,000	44,792,000	—	—	—	—	889,071,000
Rental expenses	—	—	30,514,000	837,000	1,816,000	1,656,000	34,823,000
Segment net operating income	$96,337,000	$20,283,000	$49,564,000	$21,076,000	$13,071,000	$11,035,000	$211,366,000
Expenses:
General and administrative							$28,770,000
Acquisition related expenses							(2,913,000)
Depreciation and amortization							95,678,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(66,281,000)
Loss in fair value of derivative financial instruments							(1,949,000)
Impairment of real estate investment							(2,542,000)
Loss from unconsolidated entities							(3,877,000)
Foreign currency loss							(2,690,000)
Other income							1,248,000
Income before income taxes							13,740,000
Income tax benefit							797,000
Net income							$14,537,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2017
Revenues:
Resident fees and services	$863,029,000	$64,192,000	$—	$—	$—	$—	$927,221,000
Real estate revenue	—	—	78,584,000	20,898,000	14,884,000	12,705,000	127,071,000
Total revenues	863,029,000	64,192,000	78,584,000	20,898,000	14,884,000	12,705,000	1,054,292,000
Expenses:
Property operating expenses	763,306,000	43,133,000	—	—	—	—	806,439,000
Rental expenses	—	—	29,344,000	670,000	1,608,000	1,453,000	33,075,000
Segment net operating income	$99,723,000	$21,059,000	$49,240,000	$20,228,000	$13,276,000	$11,252,000	$214,778,000
Expenses:
General and administrative							$32,587,000
Acquisition related expenses							(3,833,000)
Depreciation and amortization							113,226,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(60,872,000)
Gain in fair value of derivative financial instruments							383,000
Gain on dispositions of real estate investments							3,370,000
Impairment of real estate investments							(14,070,000)
Loss from unconsolidated entities							(5,048,000)
Foreign currency gain							4,045,000
Other income							1,517,000
Income before income taxes							2,123,000
Income tax benefit							3,227,000
Net Income							$5,350,000
Total assets by reportable segment as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Integrated senior health campuses	$1,791,868,000	$1,478,147,000
Medical office buildings	620,292,000	646,784,000
Senior housing — RIDEA	360,823,000	271,381,000
Senior housing	152,909,000	242,686,000
Skilled nursing facilities	126,606,000	127,809,000
Hospitals	113,737,000	118,685,000
Other	6,054,000	3,600,000
Total assets	$3,172,289,000	$2,889,092,000
As of both December 31, 2019 and 2018, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2019	2018	2017
Revenues:
United States	$1,218,337,000	$1,130,350,000	$1,049,586,000
International	4,779,000	4,910,000	4,706,000
	$1,223,116,000	$1,135,260,000	$1,054,292,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Real estate investments, net:
United States	$2,219,882,000	$2,173,395,000
International	50,539,000	49,286,000
	$2,270,421,000	$2,222,681,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily debt security investments, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to a debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2019 and 2018, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2019, properties in two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana and Ohio accounted for 37.8% and 10.8%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of December 31, 2019, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing accounted for 51.4%, 27.3%, 9.1%, 5.6%, 3.8% and 2.8%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of December 31, 2019, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2019.
21. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $28,000, $28,000 and $26,000, respectively, for the years ended December 31, 2019, 2018 and 2017. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of both December 31, 2019 and 2018, there were 46,500 nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both December 31, 2019 and 2018, there were 222 units of redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
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

	Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$315,365,000	$301,762,000	$304,931,000	$301,058,000
Expenses	(292,219,000)	(295,503,000)	(279,771,000)	(275,226,000)
Other expense	(13,224,000)	(22,522,000)	(25,156,000)	(18,823,000)
Income tax expense	(374,000)	(840,000)	(159,000)	(151,000)
Net income (loss)	9,548,000	(17,103,000)	(155,000)	6,858,000
Less: net income attributable to noncontrolling interests	(1,134,000)	(201,000)	(1,430,000)	(1,348,000)
Net income (loss) attributable to controlling interest	$8,414,000	$(17,304,000)	$(1,585,000)	$5,510,000
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.04	$(0.09)	$(0.01)	$0.03
Weighted average number of common shares outstanding — basic and diluted	195,268,047	195,669,002	196,075,614	198,400,657

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$292,926,000	$284,179,000	$280,263,000	$277,892,000
Expenses	(271,427,000)	(261,856,000)	(256,536,000)	(255,610,000)
Other expense	(19,749,000)	(18,543,000)	(23,571,000)	(14,228,000)
Income tax (expense) benefit	(144,000)	44,000	526,000	371,000
Net income	1,606,000	3,824,000	682,000	8,425,000
Less: net income attributable to noncontrolling interests	(16,000)	(212,000)	(740,000)	(272,000)
Net income (loss) attributable to controlling interest	$1,590,000	$3,612,000	$(58,000)	$8,153,000
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.01	$0.02	$—	$0.04
Weighted average number of common shares outstanding — basic and diluted	199,459,268	199,818,444	200,202,193	200,347,084

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$87,000	$479,000	$2,958,000	$3,437,000	$(709,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	337,000	240,000	2,643,000	2,883,000	(445,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	63,000	216,000	3,198,000	3,414,000	(595,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	134,000	250,000	2,348,000	2,598,000	(471,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	3,000	104,000	777,000	881,000	(170,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	373,000	943,000	6,661,000	7,604,000	(1,418,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	(1,000)	331,000	5,102,000	5,433,000	(924,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(1,259,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	—	891,000	6,538,000	7,429,000	(1,283,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	420,000	1,045,000	5,488,000	6,533,000	(1,454,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	6,796,000	1,028,000	9,430,000	1,330,000	1,028,000	10,760,000	11,788,000	(1,728,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(882,000)	2009	12/04/14
	Olympia Fields, IL	—	298,000	2,726,000	21,000	298,000	2,747,000	3,045,000	(502,000)	2005	12/04/14
	Columbus, OH	—	225,000	5,649,000	213,000	225,000	5,862,000	6,087,000	(1,010,000)	2005	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(14,787,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	73,000	—	20,015,000	20,015,000	(3,375,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(280,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(507,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(1,393,000)	2004	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(201,000)	1956	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Longview, TX	$—	$—	$27,601,000	$3,064,000	$—	$30,665,000	$30,665,000	$(5,432,000)	1985/1993/ 2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	99,000	368,000	1,810,000	2,178,000	(550,000)	1970	12/12/14
Premier MOB (Medical Office)	Novi, MI	—	644,000	10,420,000	788,000	644,000	11,208,000	11,852,000	(1,955,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	1,709,000	411,000	12,714,000	13,125,000	(1,959,000)	1988	01/13/15
	Somerville, MA	30,906,000	1,509,000	46,775,000	3,279,000	1,509,000	50,054,000	51,563,000	(6,523,000)	1990	01/13/15
	Morristown, NJ	28,911,000	3,763,000	26,957,000	3,261,000	3,763,000	30,218,000	33,981,000	(5,667,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	590,000	1,683,000	9,995,000	11,678,000	(1,780,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	2,506,000	—	22,099,000	22,099,000	(3,205,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	9,015,000	3,427,000	13,849,000	4,117,000	3,427,000	17,966,000	21,393,000	(3,191,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (Senior Housing — RIDEA)	Clemmons, NC	—	596,000	13,237,000	(799,000)	596,000	12,438,000	13,034,000	(1,707,000)	2014	06/29/15
	Garner, NC	—	1,723,000	11,517,000	—	1,723,000	11,517,000	13,240,000	(309,000)	2014	03/27/19
	Huntersville, NC	—	2,033,000	11,494,000	(214,000)	2,033,000	11,280,000	13,313,000	(1,060,000)	2015	01/18/17
	Matthews, NC	—	949,000	12,537,000	(199,000)	949,000	12,338,000	13,287,000	(554,000)	2017	08/30/18
	Mooresville, NC	—	835,000	15,894,000	(796,000)	835,000	15,098,000	15,933,000	(2,141,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	(803,000)	1,069,000	20,432,000	21,501,000	(2,738,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	(878,000)	772,000	12,718,000	13,490,000	(1,640,000)	2014	06/29/15
Orange Star Medical Portfolio (Medical Office and Hospital)	Durango, CO	—	623,000	14,166,000	232,000	623,000	14,398,000	15,021,000	(1,978,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	477,000	788,000	10,944,000	11,732,000	(1,697,000)	2004	02/26/15
	Friendswood, TX	—	500,000	7,664,000	317,000	500,000	7,981,000	8,481,000	(1,212,000)	2008	02/26/15
	Keller, TX	—	1,604,000	7,912,000	15,000	1,604,000	7,927,000	9,531,000	(1,277,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	228,000	259,000	10,818,000	11,077,000	(1,627,000)	1987	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	95,000	820,000	8,684,000	9,504,000	(1,385,000)	2005	03/11/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Kingwood, TX	$—	$781,000	$3,943,000	$—	$781,000	$3,943,000	$4,724,000	$(669,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	2,000	1,188,000	10,722,000	11,910,000	(1,622,000)	2012	03/17/15
Homewood AL MOB (Medical Office)	Homewood, AL	—	405,000	6,590,000	(79,000)	405,000	6,511,000	6,916,000	(978,000)	2010	03/27/15
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	12,715,000	2,313,000	12,447,000	1,962,000	2,313,000	14,409,000	16,722,000	(2,128,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	1,335,000	1,668,000	8,692,000	10,360,000	(1,592,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	2,419,000	2,692,000	16,514,000	19,206,000	(2,781,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	51,000	1,347,000	10,998,000	12,345,000	(1,595,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (Senior Housing — RIDEA)	Elkhart, IN	—	793,000	6,009,000	138,000	793,000	6,147,000	6,940,000	(1,218,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	515,000	782,000	7,275,000	8,057,000	(1,446,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	2,000	604,000	11,531,000	12,135,000	(1,756,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	247,000	392,000	15,141,000	15,533,000	(2,305,000)	2008	05/14/15
	Mishawaka, IN	9,365,000	3,670,000	14,416,000	581,000	3,670,000	14,997,000	18,667,000	(2,323,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	248,000	404,000	5,298,000	5,702,000	(983,000)	2000	06/11/15 and 11/20/15
Mount Dora Medical Center (Medical Office)	Mount Dora, FL	—	736,000	14,616,000	(7,022,000)	736,000	7,594,000	8,330,000	(1,361,000)	2008	05/15/15
Nebraska Senior Housing Portfolio (Senior Housing — RIDEA)	Bennington, NE	—	981,000	20,427,000	284,000	981,000	20,711,000	21,692,000	(2,895,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	647,000	1,274,000	39,266,000	40,540,000	(5,026,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (Senior Housing — RIDEA)	Bethlehem, PA	—	1,542,000	22,249,000	490,000	1,542,000	22,739,000	24,281,000	(3,417,000)	2005	06/30/15
	Boyertown, PA	22,932,000	480,000	25,544,000	375,000	480,000	25,919,000	26,399,000	(3,437,000)	2000	06/30/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	York, PA	$12,432,000	$972,000	$29,860,000	$206,000	$972,000	$30,066,000	$31,038,000	$(3,943,000)	1986	06/30/15
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	—	94,000	1,977,000	—	94,000	1,977,000	2,071,000	(314,000)	2015	07/01/15
	Waterloo, IL	—	738,000	6,332,000	471,000	738,000	6,803,000	7,541,000	(1,169,000)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200,000	2,648,000	62,000	200,000	2,710,000	2,910,000	(459,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	1,485,000	1,176,000	14,813,000	15,989,000	(2,418,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	2,674,000	8,030,000	27,207,000	35,237,000	(4,900,000)	1989	08/14/15
Richmond VA ALF (Senior Housing — RIDEA)	North Chesterfield, VA	34,281,000	2,146,000	56,671,000	479,000	2,146,000	57,150,000	59,296,000	(6,599,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,206,000	7,200,000	—	1,206,000	7,200,000	8,406,000	(933,000)	2015	09/15/15
	St. Albans, UK	—	1,216,000	13,249,000	241,000	1,216,000	13,490,000	14,706,000	(1,625,000)	2015	10/08/15
	Salisbury, UK	—	1,292,000	12,418,000	37,000	1,292,000	12,455,000	13,747,000	(1,541,000)	2015	12/08/15
	Aberdeen, UK	—	2,097,000	6,252,000	—	2,097,000	6,252,000	8,349,000	(568,000)	1986	11/15/16
	Felixstowe, UK	—	729,000	6,110,000	429,000	729,000	6,539,000	7,268,000	(542,000)	2010/2011	11/15/16
	Felixstowe, UK	—	550,000	2,702,000	286,000	550,000	2,988,000	3,538,000	(268,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	—	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(4,904,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	509,000	499,000	8,862,000	9,361,000	(1,304,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	142,000	661,000	4,925,000	5,586,000	(716,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	58,000	392,000	3,823,000	4,215,000	(684,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	199,000	548,000	12,014,000	12,562,000	(1,668,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	20,000,000	2,375,000	15,911,000	4,733,000	2,375,000	20,644,000	23,019,000	(3,770,000)	1987	01/21/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Pennsylvania Senior Housing Portfolio II (Senior Housing — RIDEA)	Palmyra, PA	$19,114,000	$835,000	$24,424,000	$199,000	$835,000	$24,623,000	$25,458,000	$(3,610,000)	2007	02/01/16
Snellville GA MOB (Medical Office)	Snellville, GA	—	332,000	7,781,000	277,000	332,000	8,058,000	8,390,000	(1,122,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	276,000	653,000	5,131,000	5,784,000	(748,000)	2007	02/19/16
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	—	606,000	7,924,000	293,000	606,000	8,217,000	8,823,000	(1,109,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	41,000	1,245,000	9,901,000	11,146,000	(1,827,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	10,000	663,000	10,557,000	11,220,000	(1,141,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	354,000	—	17,743,000	17,743,000	(1,884,000)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,844,000	10,847,000	31,000	1,844,000	10,878,000	12,722,000	(1,086,000)	2015	07/01/16
	Brighton, MA	—	779,000	2,661,000	334,000	779,000	2,995,000	3,774,000	(327,000)	1982	07/01/16
	Duxbury, MA	—	2,921,000	11,244,000	1,933,000	2,921,000	13,177,000	16,098,000	(1,233,000)	1983	07/01/16
	Hingham, MA	—	2,316,000	17,390,000	(166,000)	2,316,000	17,224,000	19,540,000	(1,713,000)	1990	07/01/16
	Weymouth, MA	—	1,857,000	5,286,000	377,000	1,857,000	5,663,000	7,520,000	(637,000)	1963	07/01/16
	Quincy, MA	14,938,000	3,537,000	13,697,000	184,000	3,537,000	13,881,000	17,418,000	(1,270,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	607,000	1,727,000	9,058,000	10,785,000	(1,212,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	730,000	403,000	2,331,000	2,734,000	(237,000)	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	318,000	804,000	12,412,000	13,216,000	(1,228,000)	1999	12/16/16
New London CT MOB (Medical Office)	New London, CT	—	669,000	3,479,000	289,000	669,000	3,768,000	4,437,000	(474,000)	1987	05/03/17
Middletown OH MOB II (Medical Office)	Middletown, OH	—	—	3,949,000	86,000	—	4,035,000	4,035,000	(280,000)	2007	12/20/17

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Owen Valley Health Campus	Spencer, IN	$9,112,000	$307,000	$9,111,000	$257,000	$307,000	$9,368,000	$9,675,000	$(1,007,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	9,143,000	973,000	9,702,000	480,000	1,040,000	10,115,000	11,155,000	(1,106,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,327,000	664,000	12,662,000	734,000	682,000	13,378,000	14,060,000	(1,431,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	7,487,000	1,576,000	8,124,000	447,000	1,576,000	8,571,000	10,147,000	(905,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,723,000	552,000	8,213,000	199,000	619,000	8,345,000	8,964,000	(909,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	6,650,000	720,000	8,145,000	352,000	837,000	8,380,000	9,217,000	(943,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	7,262,000	535,000	9,399,000	404,000	535,000	9,803,000	10,338,000	(1,088,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	6,055,000	344,000	8,027,000	48,000	347,000	8,072,000	8,419,000	(873,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	(c)	1,526,000	10,144,000	78,000	1,261,000	10,487,000	11,748,000	(1,406,000)	2008	12/01/15 and 09/14/16
Woodbridge Health Campus	Logansport, IN	8,661,000	228,000	11,812,000	284,000	233,000	12,091,000	12,324,000	(1,312,000)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	7,412,000	572,000	7,469,000	436,000	651,000	7,826,000	8,477,000	(840,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	11,851,000	492,000	12,157,000	295,000	511,000	12,433,000	12,944,000	(1,336,000)	2000	12/01/15
Scenic Hills Care Center	Ferdinand, IN	—	212,000	5,702,000	(4,129,000)	—	1,785,000	1,785,000	—	1985	12/01/15
Forest Glen Health Campus	Springfield, OH	10,531,000	846,000	12,754,000	303,000	875,000	13,028,000	13,903,000	(1,427,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	8,196,000	298,000	7,628,000	127,000	303,000	7,750,000	8,053,000	(839,000)	2007	12/01/15
The Heritage	Findlay, OH	13,703,000	1,312,000	13,475,000	356,000	1,382,000	13,761,000	15,143,000	(1,517,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	8,601,000	881,000	8,113,000	604,000	909,000	8,689,000	9,598,000	(942,000)	1985	12/01/15
Waterford Crossing	Goshen, IN	8,625,000	344,000	4,381,000	809,000	350,000	5,184,000	5,534,000	(580,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	9,394,000	522,000	5,463,000	5,293,000	625,000	10,653,000	11,278,000	(864,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	9,979,000	1,645,000	13,696,000	573,000	1,901,000	14,013,000	15,914,000	(1,649,000)	1980	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Franciscan Healthcare Center	Louisville, KY	$11,191,000	$808,000	$8,439,000	$949,000	$815,000	$9,381,000	$10,196,000	$(1,087,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	7,996,000	734,000	11,648,000	544,000	773,000	12,153,000	12,926,000	(1,501,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,424,000	384,000	8,189,000	184,000	384,000	8,373,000	8,757,000	(866,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	453,000	—	10,538,000	10,538,000	(1,087,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	10,155,000	1,087,000	7,965,000	380,000	1,141,000	8,291,000	9,432,000	(920,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	15,155,000	440,000	8,953,000	469,000	466,000	9,396,000	9,862,000	(1,019,000)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	1,166,000	2,177,000	8,792,000	10,969,000	(1,002,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,669,000	1,496,000	19,495,000	20,991,000	(2,011,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	16,770,000	2,111,000	14,337,000	5,918,000	2,393,000	19,973,000	22,366,000	(2,070,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	18,233,000	1,542,000	14,107,000	130,000	1,575,000	14,204,000	15,779,000	(1,539,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	9,220,000	2,204,000	13,227,000	317,000	2,339,000	13,409,000	15,748,000	(1,456,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	14,295,000	1,240,000	16,118,000	58,000	1,261,000	16,155,000	17,416,000	(1,723,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	69,000	1,261,000	9,999,000	11,260,000	(1,056,000)	2011	12/01/15
Paddock Springs	Warsaw, IN	8,528,000	488,000	2,727,000	7,866,000	654,000	10,427,000	11,081,000	(265,000)	2019	02/01/19
Amber Manor Care Center	Petersburg, IN	5,824,000	446,000	6,063,000	251,000	494,000	6,266,000	6,760,000	(718,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	467,000	1,242,000	7,455,000	8,697,000	(839,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	98,000	265,000	4,061,000	4,326,000	(455,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	17,079,000	587,000	15,575,000	596,000	787,000	15,971,000	16,758,000	(1,705,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	391,000	696,000	3,056,000	3,752,000	(360,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	4,136,000	1,416,000	13,932,000	15,348,000	(1,130,000)	2010	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	$567,000	$12,716,000	$109,000	$567,000	$12,825,000	$13,392,000	$(1,366,000)	2008	12/01/15
RidgeCrest Health Campus	Jackson, MI	$—	642,000	6,194,000	(297,000)	—	6,539,000	6,539,000	—	2010	12/01/15
Westlake Health Campus	Commerce, MI	14,906,000	815,000	13,502,000	49,000	826,000	13,540,000	14,366,000	(1,455,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	20,712,000	931,000	14,114,000	1,496,000	1,842,000	14,699,000	16,541,000	(1,809,000)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	1,577,000	1,320,000	11,236,000	12,556,000	(1,196,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	5,470,000	348,000	2,710,000	41,000	348,000	2,751,000	3,099,000	(297,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	66,000	927,000	12,306,000	13,233,000	(1,338,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	93,000	567,000	13,223,000	13,790,000	(1,447,000)	2012	12/01/15
Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	72,000	204,000	5,542,000	5,746,000	(604,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	(c)	880,000	1,803,000	564,000	970,000	2,277,000	3,247,000	(253,000)	1978	12/01/15
Richland Manor	Bluffton, OH	—	224,000	2,200,000	(2,200,000)	—	224,000	224,000	—	1940	12/01/15
River Terrace Health Campus	Madison, IN	11,650,000	—	13,378,000	4,219,000	—	17,597,000	17,597,000	(1,645,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	11,934,000	467,000	14,532,000	828,000	518,000	15,309,000	15,827,000	(1,589,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	20,463,000	2,337,000	26,524,000	1,518,000	2,445,000	27,934,000	30,379,000	(2,881,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	14,698,000	1,118,000	14,736,000	1,244,000	1,126,000	15,972,000	17,098,000	(1,732,000)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	15,553,000	1,219,000	18,557,000	1,150,000	1,306,000	19,620,000	20,926,000	(2,072,000)	2000	06/30/16
Autumn Woods Health Campus	New Albany, IN	(c)	1,016,000	13,414,000	1,416,000	1,025,000	14,821,000	15,846,000	(1,711,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	9,547,000	783,000	11,880,000	1,079,000	874,000	12,868,000	13,742,000	(1,460,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	(c)	102,000	8,435,000	3,504,000	139,000	11,902,000	12,041,000	(1,309,000)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	9,838,000	980,000	10,970,000	682,000	1,016,000	11,616,000	12,632,000	(1,169,000)	2012	08/16/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Willows at Citation	Lexington, KY	(c)	$826,000	$10,017,000	$588,000	$844,000	$10,587,000	$11,431,000	$(1,066,000)	2014	08/16/16
The Willows at East Lansing	East Lansing, MI	$17,000,000	1,449,000	15,161,000	1,268,000	1,496,000	16,382,000	17,878,000	(1,779,000)	2014	08/16/16
The Willows at Howell	Howell, MI	(c)	1,051,000	12,099,000	5,125,000	1,079,000	17,196,000	18,275,000	(1,394,000)	2015	08/16/16
The Willows at Okemos	Okemos, MI	7,792,000	1,171,000	12,326,000	785,000	1,210,000	13,072,000	14,282,000	(1,515,000)	2014	08/16/16
Shelby Crossing Health Campus	Macomb, MI	17,866,000	2,533,000	18,440,000	1,964,000	2,612,000	20,325,000	22,937,000	(2,354,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	7,241,000	355,000	9,696,000	404,000	373,000	10,082,000	10,455,000	(1,010,000)	2014	08/16/16
The Oaks at Northpointe	Zanesville, OH	(c)	624,000	11,665,000	940,000	650,000	12,579,000	13,229,000	(1,352,000)	2013	08/16/16
The Oaks at Bethesda	Zanesville, OH	4,728,000	714,000	10,791,000	671,000	743,000	11,433,000	12,176,000	(1,185,000)	2013	08/16/16
White Oak Health Campus	Monticello, IN	2,637,000	—	3,559,000	717,000	296,000	3,980,000	4,276,000	(512,000)	2010	09/23/16
Woodmont Health Campus	Boonville, IN	8,117,000	790,000	9,633,000	859,000	880,000	10,402,000	11,282,000	(1,192,000)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	(c)	1,776,000	21,420,000	1,261,000	1,000	24,456,000	24,457,000	(2,605,000)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,753,000	764,000	9,209,000	579,000	820,000	9,732,000	10,552,000	(1,084,000)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	11,978,000	1,740,000	13,422,000	487,000	1,775,000	13,874,000	15,649,000	(1,190,000)	2012	02/01/17
The Lakes at Monclova	Monclova, OH	13,082,000	2,869,000	12,855,000	1,744,000	2,913,000	14,555,000	17,468,000	(1,379,000)	2013	02/01/17
The Willows at Willard	Willard, OH	(c)	610,000	12,256,000	5,033,000	—	17,899,000	17,899,000	(1,525,000)	2012	02/01/17
Cedar Creek Health Campus	Lowell, IN	—	304,000	—	(304,000)	—	—	—	—	—	06/07/17
Trilogy Healthcare of Pickerington, LLC	Pickerington, OH	—	756,000	—	15,487,000	778,000	15,465,000	16,243,000	(67,000)	2019	10/01/19
Lakeland Rehab and Health Center	Milford, IN	—	306,000	2,727,000	(1,292,000)	—	1,741,000	1,741,000	—	1973	12/01/15
Westlake Health Campus — Commerce Villa	Commerce, MI	(c)	261,000	6,610,000	937,000	268,000	7,540,000	7,808,000	(477,000)	2017	11/17/17

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Orchard Grove Health Campus	Romeo, MI	$15,132,000	$2,065,000	$11,510,000	$4,032,000	$3,284,000	$14,323,000	$17,607,000	$(989,000)	2016	11/30/17
The Meadows of Ottawa	Ottawa, OH	(c)	616,000	7,752,000	324,000	629,000	8,063,000	8,692,000	(584,000)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	10,266,000	930,000	7,635,000	1,471,000	1,089,000	8,947,000	10,036,000	(352,000)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	10,327,000	1,654,000	7,494,000	2,637,000	1,661,000	10,124,000	11,785,000	(870,000)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	11,775,000	1,538,000	8,637,000	355,000	1,551,000	8,979,000	10,530,000	(341,000)	2017	07/20/18
Trilogy Real Estate Gahanna, LLC	Gahanna, OH	4,809,000	1,146,000	—	11,808,000	1,201,000	11,753,000	12,954,000	—	—	10/23/18
Trilogy Real Estate of Kent, LLC	Byron Center, MI	6,694,000	2,000,000	—	12,299,000	2,007,000	12,292,000	14,299,000	—	—	11/26/18
Morrison Woods Legacy & IL	Muncie, IN	—	—	—	11,778,000	584,000	11,194,000	11,778,000	—	—	02/01/19
Ottawa Villa Land	Ottawa, OH	—	79,000	—	2,000	81,000	—	81,000	—	—	06/21/19
Harrison Springs Health Campus	Corydon, IN	(c)	1,653,000	11,487,000	2,000	1,653,000	11,489,000	13,142,000	(145,000)	2016	09/04/19
The Cloister at Silvercrest	New Albany, IN	—	139,000	634,000	—	139,000	634,000	773,000	(4,000)	1940	10/01/19
Trilogy Healthcare of Ferdinand II, LLC	Ferdinand, IN	11,262,000	—	—	15,151,000	—	15,151,000	15,151,000	(32,000)	2019	11/01/19
		$816,217,000	$187,582,000	$2,063,920,000	$192,932,000	$189,817,000	$2,254,617,000	$2,444,434,000	$(274,094,000)

Leased properties(d)		$—	$—	$71,365,000	$88,351,000	$1,468,000	$158,248,000	$159,716,000	$(63,668,000)
Construction in progress		—	3,794,000	—	10,664,000	4,206,000	10,252,000	14,458,000	(136,000)
		$816,217,000	$191,376,000	$2,135,285,000	$291,947,000	$195,491,000	$2,423,117,000	$2,618,608,000	$(337,898,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2019, with the exception of Trilogy and Lakeview IN Medical Plaza.

(b)	The cost capitalized subsequent to acquisition is shown inclusive of dispositions and impairments.

(c)
These properties are used as collateral for the secured revolver portion of the 2019 Trilogy Credit Facility, which had an outstanding balance of $234,179,000 as of December 31, 2019. See Note 8, Lines of Credit and Term Loans — 2019 Trilogy Credit Facility, for a further discussion.

(d)	Represents furniture, fixtures, equipment and improvements associated with properties under operating leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

(e)	The changes in total real estate for the years ended December 31, 2019, 2018 and 2017 are as follows:

Amount
Balance — December 31, 2016	$2,233,756,000
Acquisitions	83,309,000
Additions	35,243,000
Dispositions and impairments	(20,864,000)
Foreign currency translation adjustment	4,764,000
Balance — December 31, 2017	$2,336,208,000
Acquisitions	$60,751,000
Additions	87,061,000
Dispositions and impairments	(4,142,000)
Foreign currency translation adjustment	(2,503,000)
Balance — December 31, 2018	$2,477,375,000
Acquisitions	$32,330,000
Additions	114,078,000
Dispositions	(8,050,000)
Foreign currency translation adjustment	2,875,000
Balance — December 31, 2019	$2,618,608,000

(f)	As of December 31, 2019, the aggregate cost of our properties was $2,500,824,000 for federal income tax purposes.

(g)	The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

Amount
Balance — December 31, 2016	$94,775,000
Additions	81,743,000
Dispositions	(3,574,000)
Foreign currency translation adjustment	6,000
Balance — December 31, 2017	$172,950,000
Additions	$83,309,000
Dispositions	(1,603,000)
Foreign currency translation adjustment	38,000
Balance — December 31, 2018	$254,694,000
Additions	$90,914,000
Dispositions	(7,614,000)
Foreign currency translation adjustment	(96,000)
Balance — December 31, 2019	$337,898,000

(h)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 50 years, and the cost of tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 28 years.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST
December 31, 2019

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.2*	Description of Registered Securities, pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.2
Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.5 to Pre-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-186073) filed April 10, 2013 and incorporated herein by reference)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.6 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-186073) filed June 6, 2013 and incorporated herein by reference)

10.4
Third Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.7 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-186073) filed November 8, 2013 and incorporated herein by reference)

10.5
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.6
Form of Indemnification Agreement between Griffin-American Healthcare REIT III, Inc. and Indemnitee made effective as of January 17, 2013 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.7
Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.8
Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed December 19, 2016 and incorporated herein by reference)

10.9
Credit Agreement dated as of January 25, 2019, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed January 31, 2019 and incorporated herein by reference)

10.10
Amendment No. 1 to Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55434) filed March 21, 2019 and incorporated herein by reference)

10.11
Confirmation of swap transaction, dated May 16, 2019 from Fifth Third Bank to Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 22, 2019 and incorporated herein by reference)

10.12
Confirmation of swap transaction, dated May 29, 2019 from Fifth Third Bank to Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2019 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST — (Continued)
December 31, 2019

10.13
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

10.14
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

Date: March 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 26, 2020

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2020

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 26, 2020

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 26, 2020

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 26, 2020

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 26, 2020