Form 10-Q
period 2020-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2020-05-15
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 8, 2020, there were 194,166,914 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 and December 31, 2019
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, net	$2,279,757,000	$2,270,421,000
Debt security investment, net	73,476,000	72,717,000
Cash and cash equivalents	44,683,000	53,149,000
Accounts and other receivables, net	139,848,000	144,130,000
Restricted cash	36,831,000	36,731,000
Real estate deposits	38,000	223,000
Identified intangible assets, net	159,031,000	160,247,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	218,031,000	219,187,000
Other assets, net	140,045,000	140,175,000
Total assets	$3,167,049,000	$3,172,289,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$797,774,000	$792,870,000
Lines of credit and term loans(1)	834,379,000	815,879,000
Accounts payable and accrued liabilities(1)	161,829,000	171,394,000
Accounts payable due to affiliates(1)	2,238,000	2,321,000
Identified intangible liabilities, net	570,000	663,000
Financing obligations(1)	29,303,000	30,918,000
Operating lease liabilities(1)	206,922,000	207,371,000
Security deposits, prepaid rent and other liabilities(1)	55,361,000	48,105,000
Total liabilities	2,088,376,000	2,069,521,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	44,543,000	44,105,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 195,365,495 and 193,967,474 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,953,000	1,939,000
Additional paid-in capital	1,741,580,000	1,728,421,000
Accumulated deficit	(866,614,000)	(827,550,000)
Accumulated other comprehensive loss	(2,788,000)	(2,255,000)
Total stockholders’ equity	874,131,000	900,555,000
Noncontrolling interests (Note 13)	159,999,000	158,108,000
Total equity	1,034,130,000	1,058,663,000
Total liabilities, redeemable noncontrolling interests and equity	$3,167,049,000	$3,172,289,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2020 and December 31, 2019
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of March 31, 2020 and December 31, 2019 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $562,500,000 and $557,000,000 as of March 31, 2020 and December 31, 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Resident fees and services	$289,926,000	$268,282,000
Real estate revenue	30,118,000	32,776,000
Total revenues	320,044,000	301,058,000
Expenses:
Property operating expenses	255,740,000	234,952,000
Rental expenses	8,170,000	8,425,000
General and administrative	6,574,000	6,917,000
Acquisition related expenses	234,000	(696,000)
Depreciation and amortization	25,087,000	25,628,000
Total expenses	295,805,000	275,226,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(18,534,000)	(19,059,000)
Loss in fair value of derivative financial instruments	(8,183,000)	(560,000)
Impairment of real estate investments	(5,102,000)	—
Loss from unconsolidated entities	(904,000)	(454,000)
Foreign currency (loss) gain	(3,065,000)	1,042,000
Other income	555,000	208,000
(Loss) income before income taxes	(10,994,000)	7,009,000
Income tax benefit (expense)	3,211,000	(151,000)
Net (loss) income	(7,783,000)	6,858,000
Less: net income attributable to noncontrolling interests	(2,127,000)	(1,348,000)
Net (loss) income attributable to controlling interest	$(9,910,000)	$5,510,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.05)	$0.03
Weighted average number of common shares outstanding — basic and diluted	194,844,516	198,400,657

Net (loss) income	$(7,783,000)	$6,858,000
Other comprehensive (loss) income:
Foreign currency translation adjustments	(533,000)	219,000
Total other comprehensive (loss) income	(533,000)	219,000
Comprehensive (loss) income	(8,316,000)	7,077,000
Less: comprehensive income attributable to noncontrolling interests	(2,127,000)	(1,348,000)
Comprehensive (loss) income attributable to controlling interest	$(10,443,000)	$5,729,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Issuance of common stock under the DRIP	1,398,021	14,000	13,127,000	—	—	13,141,000	—	13,141,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—	43,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,000)	(4,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(11,000)	—	—	(11,000)	(4,000)	(15,000)
Distributions declared ($0.15 per share)	—	—	—	(29,154,000)	—	(29,154,000)	—	(29,154,000)
Net (loss) income	—	—	—	(9,910,000)	—	(9,910,000)	1,899,000	(8,011,000)	(1)
Other comprehensive loss	—	—	—	—	(533,000)	(533,000)	—	(533,000)
BALANCE — March 31, 2020	195,365,495	$1,953,000	$1,741,580,000	$(866,614,000)	$(2,788,000)	$874,131,000	$159,999,000	$1,034,130,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000	$1,218,635,000
Offering costs — common stock	—	—	(83,000)	—	—	(83,000)	—	(83,000)
Issuance of common stock under the DRIP	1,515,098	15,000	14,181,000	—	—	14,196,000	—	14,196,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—	43,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Repurchase of common stock	(3,883,716)	(39,000)	(36,447,000)	—	—	(36,486,000)	—	(36,486,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,000,000	3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,817,000)	(1,817,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	177,000	—	—	177,000	76,000	253,000
Distributions declared ($0.15 per share)	—	—	—	(29,360,000)	—	(29,360,000)	—	(29,360,000)
Net income	—	—	—	5,510,000	—	5,510,000	1,208,000	6,718,000	(1)
Other comprehensive income	—	—	—	—	219,000	219,000	—	219,000
BALANCE — March 31, 2019	195,188,759	$1,951,000	$1,743,711,000	$(728,598,000)	$(2,341,000)	$1,014,723,000	$160,595,000	$1,175,318,000
___________

(1)
For the three months ended March 31, 2020 and 2019, amounts exclude $228,000 and $140,000, respectively, of net income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,783,000)	$6,858,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,087,000	25,628,000
Other amortization	7,689,000	7,577,000
Deferred rent	(1,096,000)	(1,746,000)
Stock based compensation	195,000	195,000
Stock based compensation — nonvested restricted common stock	43,000	43,000
Loss from unconsolidated entities	904,000	454,000
Bad debt expense	—	448,000
Foreign currency loss (gain)	3,007,000	(1,042,000)
Deferred income taxes	(3,329,000)	6,000
Change in fair value of contingent consideration	—	(681,000)
Change in fair value of derivative financial instruments	8,183,000	560,000
Impairment of real estate investments	5,102,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	5,039,000	(5,756,000)
Other assets	(3,104,000)	780,000
Accounts payable and accrued liabilities	(6,090,000)	(132,000)
Accounts payable due to affiliates	(35,000)	21,000
Security deposits, prepaid rent, operating lease and other liabilities	(7,929,000)	(7,913,000)
Net cash provided by operating activities	25,883,000	25,300,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(1,478,000)	(16,036,000)
Investments in unconsolidated entities	(350,000)	(1,100,000)
Capital expenditures	(37,217,000)	(16,722,000)
Real estate and other deposits	(173,000)	(187,000)
Net cash used in investing activities	(39,218,000)	(34,045,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	8,239,000	6,080,000
Payments on mortgage loans payable	(3,137,000)	(2,867,000)
Borrowings under the lines of credit and term loans	28,500,000	651,501,000
Payments on the lines of credit and term loans	(10,000,000)	(585,500,000)
Payments under financing obligations	(1,615,000)	(2,133,000)
Deferred financing costs	(849,000)	(6,020,000)
Repurchase of common stock	—	(36,486,000)
Repurchase of stock warrants and redeemable noncontrolling interest	—	(78,000)
Contributions from noncontrolling interests	—	3,000,000
Distributions to noncontrolling interests	—	(1,813,000)
Distributions to redeemable noncontrolling interests	—	(485,000)
Security deposits and other	(3,000)	(97,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Distributions paid	$(16,032,000)	$(15,227,000)
Net cash provided by financing activities	5,103,000	9,875,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(8,232,000)	$1,130,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(134,000)	41,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	89,880,000	72,705,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$81,514,000	$73,876,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$53,149,000	$35,132,000
Restricted cash	36,731,000	37,573,000
Cash, cash equivalents and restricted cash	$89,880,000	$72,705,000

End of period:
Cash and cash equivalents	$44,683,000	$34,904,000
Restricted cash	36,831,000	38,972,000
Cash, cash equivalents and restricted cash	$81,514,000	$73,876,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$17,181,000	$16,345,000
Income taxes	$111,000	$160,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$22,579,000	$9,309,000
Capital expenditures from financing obligations	$—	$2,563,000
Tenant improvement overage	$896,000	$313,000
The following represents the increase in certain liabilities in connection with our acquisitions of real estate investments:
Accounts payable and accrued liabilities	$—	$37,000
Prepaid rent	$—	$105,000
Financing Activities:
Issuance of common stock under the DRIP	$13,141,000	$14,196,000
Distributions declared but not paid	$9,955,000	$10,125,000
Reclassification of noncontrolling interests to mezzanine equity	$195,000	$195,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of March 31, 2020, a total of $54,385,000 in distributions were reinvested that resulted in 5,796,607 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2020, we owned and/or operated 98 properties, comprising 102 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,841,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,002,533,000. In addition, as of March 31, 2020, we also owned a real estate-related investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2020 and December 31, 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 26, 2020.
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, allowance for credit losses, impairment of long-lived assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$54,528,000	$213,266,000	$267,794,000	$52,342,000	$199,372,000	$251,714,000
Senior housing — RIDEA(1)	872,000	21,260,000	22,132,000	711,000	15,857,000	16,568,000
Total resident fees and services	$55,400,000	$234,526,000	$289,926,000	$53,053,000	$215,229,000	$268,282,000
The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2020			2019
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$128,267,000	$21,700,000	$149,967,000	$122,201,000	$16,555,000	$138,756,000
Medicare	87,219,000	—	87,219,000	84,477,000	—	84,477,000
Medicaid	52,308,000	432,000	52,740,000	45,036,000	13,000	45,049,000
Total resident fees and services	$267,794,000	$22,132,000	$289,926,000	$251,714,000	$16,568,000	$268,282,000
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

Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2020	$32,127,000	$26,366,000	$46,543,000	$105,036,000
Ending balance — March 31, 2020	31,766,000	23,095,000	48,094,000	102,955,000
(Decrease)/increase	$(361,000)	$(3,271,000)	$1,551,000	$(2,081,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2020	$13,518,000
Ending balance — March 31, 2020	13,529,000
Increase	$11,000
Tenant and Resident Receivables and Allowances
On January 1, 2020, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326, Financial Instruments Credit Losses, or ASC Topic 326. We adopted ASC Topic 326 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020.
Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors.
Tenant receivables and unbilled deferred rent receivables are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of March 31, 2020 and December 31, 2019, we had $10,809,000 and $11,435,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the three months ended March 31, 2020 and 2019, we increased allowances by $3,826,000 and $3,244,000, respectively, and reduced allowances for collections or adjustments by $2,478,000 and $1,227,000, respectively. For the three months ended March 31, 2020 and 2019, $1,974,000 and $1,243,000, respectively, of our receivables were written off against the related allowances.
Impairment of Long-Lived Assets
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
For the three months ended March 31, 2020, we determined that one skilled nursing facility was impaired, and as such, we recognized an impairment charge of $3,711,000 to reduce the carrying value of such asset to $3,840,000. The fair value of such property was based on its projected sales price obtained from an independent third party using comparable market information, which was considered a Level 2 measurement within the fair value hierarchy. No impairment charges on long-lived assets were recognized for the three months ended March 31, 2019.
Properties Held for Sale
A property or a group of properties is required to be reported in discontinued operations in the statements of operations and comprehensive income (loss) for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. For the three months ended March 31, 2020, we determined that the fair value of one integrated senior health campus that was held for sale was lower than its carrying amount, and as such, we recognized an impairment charge of $1,391,000 to reduce the carrying value of such asset to $350,000. The fair value of such asset was based on its projected sales price obtained from an independent third party using comparable market information, which was considered a Level 2 measurement within the fair value hierarchy. No impairment charges on properties held for sale were recognized for the three months ended March 31, 2019.
Debt Security Investment, Net
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity, and we have not recorded any unrealized holding gains or losses on such investment. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. Prior to the adoption of ASC Topic 326, a loss was recognized in earnings when we determined declines in the fair value of marketable securities were other-than-temporary. For the three months ended March 31, 2019, we did not incur any such losses. Effective January 1, 2020, we evaluated our debt security investment for expected future credit loss in accordance with ASC Topic 326. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020. See Note 4, Debt Security Investment, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of March 31, 2020 and December 31, 2019, accounts payable and accrued liabilities primarily includes reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $33,472,000 and $24,118,000, respectively, insurance reserves of $33,237,000 and $35,581,000, respectively, accrued capital expenditures to unaffiliated third parties of $22,398,000 and $25,019,000, respectively, accrued property taxes of $15,885,000 and $14,501,000, respectively, and accrued distributions of $9,955,000 and $9,974,000, respectively.
Recently Issued Accounting Pronouncement
In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for fiscal years and interim periods beginning after March 12, 2020 and through December 31, 2022. We are currently evaluating this guidance to determine the impact on our disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Building, improvements and construction in process	$2,282,943,000	$2,262,320,000
Land and improvements	197,187,000	195,491,000
Furniture, fixtures and equipment	159,284,000	150,508,000
	2,639,414,000	2,608,319,000
Less: accumulated depreciation	(359,657,000)	(337,898,000)
	$2,279,757,000	$2,270,421,000
Depreciation expense for the three months ended March 31, 2020 and 2019 was $22,742,000 and $22,204,000, respectively. For the three months ended March 31, 2020, we incurred capital expenditures of $30,332,000 for our integrated senior health campuses, $4,199,000 for our medical office buildings, $254,000 for our senior housing — RIDEA facilities and $15,000 for our hospitals. We did not incur any capital expenditures for our senior housing facilities and skilled nursing facilities for the three months ended March 31, 2020.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2020, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we owned 67.6% at the time of acquisition, acquired a land parcel in Ohio for a contract purchase price of $1,693,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of such land parcel attributed to our ownership interest.
4. Debt Security Investment, Net
On October 15, 2015, we acquired a commercial mortgage-backed debt security, or debt security, from an unaffiliated third party. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity.
As of March 31, 2020 and December 31, 2019, the carrying amount of the debt security investment was $73,476,000 and $72,717,000, respectively, net of unamortized closing costs of $1,335,000 and $1,375,000, respectively. Accretion on debt security for the three months ended March 31, 2020 and 2019 was $799,000 and $725,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended March 31, 2020 and 2019 was $40,000 and $33,000, respectively, which is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). In accordance with ASC Topic 326, we evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three months ended March 31, 2020.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $21,663,000 and $21,029,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 9.3 years and 9.4 years as of March 31, 2020 and December 31, 2019, respectively)	$27,550,000	$30,407,000
Customer relationships, net of accumulated amortization of $374,000 and $336,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 16.5 years and 16.8 years as of March 31, 2020 and December 31, 2019, respectively)	2,466,000	2,504,000
Above-market leases, net of accumulated amortization of $2,033,000 and $2,057,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 4.9 years and 5.0 years as of March 31, 2020 and December 31, 2019, respectively)	1,340,000	1,452,000
Internally developed technology and software, net of accumulated amortization of $235,000 and $211,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 2.5 years and 2.8 years as of March 31, 2020 and December 31, 2019, respectively)	235,000	259,000
Unamortized intangible assets:
Certificates of need	96,653,000	94,838,000
Trade names	30,787,000	30,787,000
	$159,031,000	$160,247,000
Amortization expense for the three months ended March 31, 2020 and 2019 was $2,106,000 and $3,345,000, respectively, which included $112,000 and $212,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 9.6 years and 9.7 years as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$4,559,000
2021	4,639,000
2022	3,892,000
2023	3,123,000
2024	2,706,000
Thereafter	12,672,000
$31,591,000
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Deferred rent receivables	$34,149,000	$33,205,000
Prepaid expenses, deposits and other assets	25,748,000	26,816,000
Inventory	21,497,000	23,872,000
Investments in unconsolidated entities	19,584,000	20,176,000
Deferred tax assets, net(1)	16,743,000	13,315,000
Lease commissions, net of accumulated amortization of $2,454,000 and $2,201,000 as of March 31, 2020 and December 31, 2019, respectively	11,157,000	10,794,000
Deferred financing costs, net of accumulated amortization of $2,902,000 and $2,138,000 as of March 31, 2020 and December 31, 2019, respectively(2)	7,395,000	8,137,000
Lease inducement, net of accumulated amortization of $1,228,000 and $1,140,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 10.7 years and 10.9 years as of March 31, 2020 and December 31, 2019, respectively)	3,772,000	3,860,000
	$140,045,000	$140,175,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)	Deferred financing costs only include costs related to our lines of credit and term loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended March 31, 2020 and 2019 was $760,000 and $1,030,000, respectively, and is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducements for both the three months ended March 31, 2020 and 2019 was $88,000 and is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Investments in unconsolidated entities primarily represents our investment in RHS Partners, LLC, or RHS, a privately-held company that operates 16 integrated senior health campuses, three of which are also owned by RHS. Our effective ownership of RHS was 33.8% as of both March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, we had a receivable of $2,551,000 and $5,133,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying condensed consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	March 31, 2020			December 31, 2019
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$275,529,000	$17,216,000	$292,745,000	$278,297,000	$17,022,000	$295,319,000
Total liabilities	$249,727,000	$17,430,000	$267,157,000	$251,283,000	$17,245,000	$268,528,000

	Three Months Ended March 31,
	2020			2019
	RHS	Other	Total	RHS	Other	Total
Statement of Operations Data:
Revenues	$35,883,000	$3,519,000	$39,402,000	$35,368,000	$—	$35,368,000
Expenses	37,095,000	4,210,000	41,305,000	36,231,000	46,000	36,277,000
Net loss	$(1,212,000)	$(691,000)	$(1,903,000)	$(863,000)	$(46,000)	$(909,000)
7. Mortgage Loans Payable, Net
As of March 31, 2020 and December 31, 2019, mortgage loans payable were $821,319,000 ($797,774,000, net of discount/premium and deferred financing costs) and $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs), respectively. As of March 31, 2020, we had 58 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.08% per annum based on interest rates in effect as of March 31, 2020 and a weighted average effective interest rate of 3.82%. As of December 31, 2019, we had 58 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.21% per annum based on interest rates in effect as of December 31, 2019 and a weighted average effective interest rate of 3.85%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Total fixed-rate debt	$711,664,000	$714,786,000
Total variable-rate debt	109,655,000	101,431,000
Total fixed- and variable-rate debt	821,319,000	816,217,000
Less: deferred financing costs, net	(9,768,000)	(9,362,000)
Add: premium	279,000	304,000
Less: discount	(14,056,000)	(14,289,000)
Mortgage loans payable, net	$797,774,000	$792,870,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$792,870,000	$688,262,000
Additions:
Borrowings on mortgage loans payable	8,239,000	6,080,000
Amortization of deferred financing costs	395,000	258,000
Amortization of discount/premium on mortgage loans payable	208,000	169,000
Deductions:
Scheduled principal payments on mortgage loans payable	(3,137,000)	(2,867,000)
Deferred financing costs	(801,000)	(6,000)
Ending balance	$797,774,000	$691,896,000
As of March 31, 2020, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2020	$68,701,000
2021	55,936,000
2022	62,070,000
2023	41,164,000
2024	73,176,000
Thereafter	520,272,000
$821,319,000
8. Lines of Credit and Term Loans
2019 Corporate Line of Credit
On January 25, 2019, we, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, National Association, or KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; Citizens Bank, National Association, as a syndication agent, a swing line lender, a letter of credit issuer, a joint lead arranger and joint bookrunner; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $480,000,000. We may obtain up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The maximum principal amount of the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2019 Corporate Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America. The 2019 Corporate Line of Credit matures on January 25, 2022, and may be extended for one 12-month period during the term of the 2019 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee.
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
As of both March 31, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of March 31, 2020 and December 31, 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $562,500,000 and $557,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.99% and 3.83% per annum, respectively.
2019 Trilogy Credit Facility
On September 5, 2019, we, through Trilogy RER, LLC and certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC, or the 2019 Trilogy Co-Borrowers, entered into an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, with KeyBank, as administrative agent; CIT Bank, N.A., as revolving agent; Regions Bank, as syndication agent; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets, as co-lead arranger and co-book runner; Regions Capital Markets, as co-lead arranger and co-book runner; Bank of America, as co-documentation agent; The Huntington National Bank, as co-documentation agent; and a syndicate of other banks, as lenders named therein, to amend and restate the terms of an existing credit agreement in order to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. We may obtain up to $35,000,000 in the form of swing line loans and up to $15,000,000 in the form of standby letters of credit under the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to: (i) the terms of the 2019 Trilogy Credit Agreement and (ii) at least 10 business days’ prior written notice to KeyBank. The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Agreement subject to the satisfaction of certain conditions, including payment of an extension fee.
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
As of both March 31, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of March 31, 2020 and December 31, 2019, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $271,879,000 and $258,879,000, respectively, and the weighted average interest rate on such borrowings outstanding was 3.75% and 4.52% per annum, respectively.
Both the 2019 Corporate Credit Agreement and the 2019 Trilogy Credit Agreement contain various financial covenants. We were in compliance with such covenants as of March 31, 2020. The extent and severity of the coronavirus, or COVID-19, pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these financial covenants. If any future financial covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2020 and December 31, 2019, which are included in other assets, net, or security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$3,000	$—
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(8,184,000)	(2,821,000)
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(3,973,000)	(1,150,000)
					$(12,154,000)	$(3,971,000)
As of March 31, 2020 and December 31, 2019, none of our derivative financial instruments were designated as hedges. For the three months ended March 31, 2020 and 2019, we recorded $8,183,000 and $560,000, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of March 31, 2020 and December 31, 2019, identified intangible liabilities, net consisted of below-market leases of $570,000 and $663,000, respectively, net of accumulated amortization of $1,353,000 and $1,342,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2020 and 2019 was $93,000 and $105,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 2.8 years and 4.3 years as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, estimated amortization expense on below-market leases for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$203,000
2021	180,000
2022	89,000
2023	71,000
2024	27,000
Thereafter	—
$570,000
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact is uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on an international, national and local level by government authorities and businesses. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While the results of our current analyses did not result in any material adjustments to our condensed consolidated financial statements as of and during the three months ended March 31, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.
12. Redeemable Noncontrolling Interests
As of both March 31, 2020 and December 31, 2019, our advisor owned all of the 222 limited partnership units outstanding in our operating partnership. As of both March 31, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
As of both March 31, 2020 and December 31, 2019, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% of the outstanding equity interests of Trilogy. As of both March 31, 2020 and December 31, 2019, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$44,105,000	$38,245,000
Reclassification from equity	195,000	195,000
Distributions	—	(485,000)
Repurchase of redeemable noncontrolling interests	—	(3,000)
Fair value adjustment to redemption value	15,000	(253,000)
Net income attributable to redeemable noncontrolling interests	228,000	140,000
Ending balance	$44,543,000	$37,839,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both March 31, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. As of both March 31, 2020 and December 31, 2019, our advisor owned 22,222 shares of our common stock, which our advisor acquired on January 15, 2013. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
Through March 31, 2020, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 34,131,715 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 23,846,540 shares of our common stock under our share repurchase plan and granted an aggregate of 127,500 shares of our restricted common stock to our independent directors through March 31, 2020. As of March 31, 2020 and December 31, 2019, we had 195,365,495 and 193,967,474 shares of our common stock issued and outstanding, respectively.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance — foreign currency translation adjustments	$(2,255,000)	$(2,560,000)
Net change in current period	(533,000)	219,000
Ending balance — foreign currency translation adjustments	$(2,788,000)	$(2,341,000)
Noncontrolling Interests
As of both March 31, 2020 and December 31, 2019, Trilogy REIT Holdings owned approximately 96.6% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV. Both GAHR IV and us are sponsored by American Healthcare Investors. We serve as the sole manager of Trilogy REIT Holdings. As of both March 31, 2020 and December 31, 2019, NHI and GAHR IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively. For both the three months ended March 31, 2020 and 2019, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For both the three months ended March 31, 2020 and 2019, we recognized stock compensation expense related to the Profit Interests of $195,000.
There were no canceled, expired or exercised Profit Interests during the three months ended March 31, 2020 and 2019. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
In addition, as of both March 31, 2020 and December 31, 2019, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for both the three months ended March 31, 2020 and 2019.
Distribution Reinvestment Plan
We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the Initial DRIP in our initial offering, which we deregistered on April 22, 2015. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering, which commenced offering shares following the deregistration of our initial offering, until the deregistration of the 2015 DRIP Offering on March 29, 2019. We continue to offer up to $200,000,000 of additional shares of our common stock pursuant to the 2019 DRIP Offering, which commenced offering shares on April 1, 2019, following the deregistration of the 2015 DRIP Offering.
Effective October 5, 2016, we amended and restated the Initial DRIP to amend the price at which shares of our common stock are issued pursuant to such distribution reinvestment plan. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated net asset value, or NAV, of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payments to stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 DRIP Offering remained unchanged by the Amended and Restated DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2020 and 2019, $13,141,000 and $14,196,000, respectively, in distributions were reinvested and 1,398,021 and 1,515,098 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of March 31, 2020 and December 31, 2019, a total of $318,292,000 and $305,151,000, respectively, in distributions were reinvested that resulted in 34,131,715 and 32,733,694 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
Our share repurchase plan, as amended, allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will generally limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2019, the number of shares that we will repurchase during any fiscal quarter will be limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to our DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder will not be subject to this quarterly cap or to our existing cap on repurchases of 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Funds for the repurchase of shares of our common stock will come from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.
The Repurchase Amount, as such term is defined in our share repurchase plan, is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. For requests submitted pursuant to a death or a qualifying disability of a stockholder, the Repurchase Amount will be 100% of the amount per share the stockholder paid for their shares of common stock. Since October 5, 2016, our board has approved and established an estimated per share NAV on at least an annual basis. See the “Distribution Reinvestment Plan” section above for a summary of our historical and current estimated per share NAV. Accordingly, commencing with share repurchase requests submitted during the quarter that our board has approved and established an estimated per share NAV, such per share NAV served or will serve as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such per share NAV in our initial offering, until such time as our board determines an updated estimated per share NAV.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by partially suspending our share repurchase plan. As a result, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2020, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests resulting from the death or qualifying disability of stockholders are not suspended, but shall remain subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we have sufficient funds available to repurchase any shares. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan for additional stockholders.
For the three months ended March 31, 2020, we did not repurchase any shares. For the three months ended March 31, 2019, we repurchased 3,883,716 shares of our common stock, for an aggregate of $36,486,000, at an average repurchase price of $9.39 per share. As of both March 31, 2020 and December 31, 2019, we repurchased 23,846,540 shares of our common stock, for an aggregate of $221,823,000, at an average repurchase price of $9.30. In April 2020, we repurchased 1,893,413 shares of our common stock, under our share repurchase plan, for an aggregate of $17,986,000, at an average purchase price of $9.50 per share. Shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2013 Incentive Plan
We adopted the 2013 Incentive Plan, or our incentive plan, pursuant to which our board, or a committee of our independent directors, may make grants of options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For the three months ended March 31, 2020 and 2019, we did not issue any shares of our common stock pursuant to our incentive plan and none of the previously issued shares of our restricted common stock were vested. For both the three months ended March 31, 2020 and 2019, we recognized stock compensation expense related to the independent director grants of $43,000. Such stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended March 31, 2020 and 2019, we incurred $6,175,000 and $6,241,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended March 31, 2020 and 2019, we incurred $36,000 and $358,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended March 31, 2020 and 2019, we incurred $48,000 and $150,000, respectively, in development fees to our advisor or its affiliates, which are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.

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
For the three months ended March 31, 2020 and 2019, we incurred $5,105,000 and $4,977,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended March 31, 2020 and 2019, we incurred $653,000 and $619,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended March 31, 2020 and 2019, we incurred $203,000 and $24,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2020 and 2019, we incurred $69,000 and $37,000, respectively, in construction management fees to our advisor or its affiliates.
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
For the 12 months ended March 31, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended March 31,
	2020	2019
Operating expenses as a percentage of average invested assets	0.9%	0.9%
Operating expenses as a percentage of net income	21.5%	19.2%
For the three months ended March 31, 2020 and 2019, our advisor or its affiliates incurred operating expenses on our behalf of $61,000 and $76,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2020 and 2019, our advisor and its affiliates were not compensated for any additional services.
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
For the three months ended March 31, 2020 and 2019, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2020 and 2019, we did not pay any such distributions to our advisor.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2020 and 2019, we did not pay any such distributions to our advisor.
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
As of March 31, 2020 and December 31, 2019, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2020 and December 31, 2019:

Fee	March 31, 2020	December 31, 2019
Asset and property management fees	$1,956,000	$1,991,000
Construction management fees	181,000	175,000
Lease commissions	88,000	143,000
Operating expenses	13,000	12,000
	$2,238,000	$2,321,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$3,000	$—	$3,000
Total assets at fair value	$—	$3,000	$—	$3,000
Liabilities:
Derivative financial instruments	$—	$12,157,000	$—	$12,157,000
Warrants	—	—	1,178,000	1,178,000
Total liabilities at fair value	$—	$12,157,000	$1,178,000	$13,335,000
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
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2020 and 2019.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Warrants
As of both March 31, 2020 and December 31, 2019, we have recorded $1,178,000 related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of March 31, 2020 and December 31, 2019, the carrying value is a reasonable estimate of fair value.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$73,476,000	$93,992,000	$72,717,000	$94,026,000
Financial Liabilities:
Mortgage loans payable	$797,774,000	$735,458,000	$792,870,000	$732,846,000
Lines of credit and term loans	$826,984,000	$836,392,000	$807,742,000	$816,355,000
___________

(1)	Carrying amount is net of any discount/premium and unamortized costs.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of (loss) income before taxes for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Domestic	$(10,853,000)	$7,206,000
Foreign	(141,000)	(197,000)
(Loss) income before income taxes	$(10,994,000)	$7,009,000
The components of income tax (benefit) expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Federal deferred	$(587,000)	$(548,000)
State deferred	(65,000)	(70,000)
Federal current	(38,000)	—
Foreign current	156,000	145,000
Valuation allowances	(2,677,000)	624,000
Total income tax (benefit) expense	$(3,211,000)	$151,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of March 31, 2020 and December 31, 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2020 and December 31, 2019, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended March 31, 2020 and 2019, we recognized $28,823,000 and $31,053,000, respectively, of revenues related to operating lease payments, of which $4,450,000 and $4,741,000, respectively, was for variable lease payments. As of March 31, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the nine months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2020	$65,975,000
2021	86,734,000
2022	80,462,000
2023	72,527,000
2024	66,790,000
Thereafter	450,439,000
Total	$822,927,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2112, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of March 31, 2020, we had future lease payments of $28,703,000 for operating leases that had not yet commenced. These operating leases will commence between fiscal year 2020 and fiscal year 2021 with lease terms of up to 10 years.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments that are adjusted periodically based on the Consumer Price Index, and may also include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost(1)	Property operating expenses and rental expenses	$8,194,000	$7,456,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	535,000	974,000
Accretion of lease liabilities	Interest expense	169,000	79,000
Total lease cost		$8,898,000	$8,509,000
___________

(1)	Includes short-term leases and variable lease costs, which are immaterial.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	13.3	13.5
Finance leases	1.2	1.3
Weighted average discount rate
Operating leases	5.91%	5.94%
Finance leases	7.21%	7.33%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$6,033,000	$5,511,000
Operating cash outflows related to finance leases	$169,000	$79,000
Financing cash outflows related to finance leases	$507,000	$962,000
Right-of-use assets obtained in exchange for operating lease liabilities	$1,628,000	$92,000
Operating Leases
As of March 31, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2020	$18,804,000
2021	25,292,000
2022	25,798,000
2023	26,042,000
2024	25,355,000
Thereafter	187,962,000
Total operating lease payments	309,253,000
Less: interest	102,331,000
Present value of operating lease liabilities	$206,922,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Finance Leases
As of March 31, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2020	$733,000
2021	129,000
2022	—
2023	—
2024	—
Thereafter	—
Total finance lease payments	862,000
Less: interest	22,000
Present value of finance lease liabilities	$840,000
18. Segment Reporting
As of March 31, 2020, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain or loss in fair value of derivative financial instruments, impairment of real estate investments, foreign currency gain or loss, other income, loss from unconsolidated entities and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2020 and 2019 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2020
Revenues:
Resident fees and services	$267,794,000	$22,132,000	$—	$—	$—	$—	$289,926,000
Real estate revenue	—	—	19,598,000	3,406,000	4,363,000	2,751,000	30,118,000
Total revenues	267,794,000	22,132,000	19,598,000	3,406,000	4,363,000	2,751,000	320,044,000
Expenses:
Property operating expenses	239,598,000	16,142,000	—	—	—	—	255,740,000
Rental expenses	—	—	7,638,000	21,000	406,000	105,000	8,170,000
Segment net operating income	$28,196,000	$5,990,000	$11,960,000	$3,385,000	$3,957,000	$2,646,000	$56,134,000
Expenses:
General and administrative							$6,574,000
Acquisition related expenses							234,000
Depreciation and amortization							25,087,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(18,534,000)
Loss in fair value of derivative financial instruments							(8,183,000)
Impairment of real estate investments							(5,102,000)
Loss from unconsolidated entities							(904,000)
Foreign currency loss							(3,065,000)
Other income							555,000
Loss before income taxes							(10,994,000)
Income tax benefit							3,211,000
Net loss							$(7,783,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2019
Revenues:
Resident fees and services	$251,714,000	$16,568,000	$—	$—	$—	$—	$268,282,000
Real estate revenue	—	—	20,554,000	5,652,000	3,659,000	2,911,000	32,776,000
Total revenues	251,714,000	16,568,000	20,554,000	5,652,000	3,659,000	2,911,000	301,058,000
Expenses:
Property operating expenses	223,328,000	11,624,000	—	—	—	—	234,952,000
Rental expenses	—	—	7,816,000	96,000	362,000	151,000	8,425,000
Segment net operating income	$28,386,000	$4,944,000	$12,738,000	$5,556,000	$3,297,000	$2,760,000	$57,681,000
Expenses:
General and administrative							$6,917,000
Acquisition related expenses							(696,000)
Depreciation and amortization							25,628,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(19,059,000)
Loss in fair value of derivative financial instruments							(560,000)
Loss from unconsolidated entities							(454,000)
Foreign currency gain							1,042,000
Other income							208,000
Income before income taxes							7,009,000
Income tax expense							(151,000)
Net income							$6,858,000
Total assets by reportable segment as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Integrated senior health campuses	$1,805,142,000	$1,791,868,000
Medical office buildings	616,860,000	620,292,000
Senior housing — RIDEA	358,681,000	360,823,000
Senior housing	146,754,000	152,909,000
Skilled nursing facilities	122,296,000	126,606,000
Hospitals	112,220,000	113,737,000
Other	5,096,000	6,054,000
Total assets	$3,167,049,000	$3,172,289,000
As of both March 31, 2020 and December 31, 2019, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
Revenues:
United States	$318,846,000	$299,822,000
International	1,198,000	1,236,000
	$320,044,000	$301,058,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Real estate investments, net:
United States	$2,232,687,000	$2,219,882,000
International	47,070,000	50,539,000
	$2,279,757,000	$2,270,421,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2020, properties in two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana and Ohio accounted for 38.3% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of March 31, 2020, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing, accounted for 50.9%, 26.5%, 10.6%, 5.5%, 3.8% and 2.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of March 31, 2020, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of March 31, 2020.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 for both the three months ended March 31, 2020 and 2019. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of both March 31, 2020 and 2019, there were 46,500 nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both March 31, 2020 and 2019, there were 222 redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 26, 2020. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2020 and December 31, 2019, together with our results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States, or GAAP, policies or guidelines applicable to REITs; the success of our investment strategy; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements were made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. As of March 31, 2020, a total of $54,385,000 in distributions were reinvested that resulted in 5,796,607 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact is uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments at this time. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While the results of our current analyses did not result in any material adjustments to our condensed consolidated financial statements as of and during the three months ended March 31, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance. See the “Factors That May Influence Our Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On October 3, 2019, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.40. We provide an updated estimated per share NAV on at least an annual basis to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. Although we intend to publish an updated estimated per share NAV on at least an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our residents, tenants, operating partners, managers or portfolio of investments or us. See our Current Report on Form 8-K filed with the SEC on October 4, 2019 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
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
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2020, we owned and/or operated 98 properties, comprising 102 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,841,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,002,533,000. In addition, as of March 31, 2020, we also owned a real estate-related investment purchased for $60,429,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 26, 2020, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below or included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 26, 2020.
Recently Issued Accounting Pronouncement
For a discussion of recently issued accounting pronouncement, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncement, to our accompanying condensed consolidated financial statements.
Acquisition in 2020
For a discussion of our acquisition of a land parcel for development in 2020, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, including the ongoing COVID-19 pandemic, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 26, 2020.
Due to the ongoing COVID-19 pandemic in the United States and globally, our residents, tenants, operating partners and managers may be materially impacted. The situation presents a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus has resulted in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement appropriate protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19. However, we have experienced a decline in our occupancies at our senior housing — RIDEA facilities and integrated senior health campuses due in large part to decreased move-ins of prospective residents because of shelter in place and other quarantine restrictions. Our operators have also experienced increased costs to procure personal protective equipment and other supplies for which there are shortages and to maintain staffing levels to care for the aged population during this crisis. Managers of our RIDEA properties are evaluating their options for financial assistance utilizing programs within the Coronavirus Aid, Relief, and Economic Security (CARES) Act passed by the federal government on March 27, 2020, as well as other state and local government programs. Some of our tenants within our non-RIDEA properties are also seeking financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, there is no assurance that our managers and tenants will receive approval under such financial assistance programs and the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation is uncertain. The COVID-19 pandemic has also negatively impacted the businesses of our medical office tenants, including physician practices and other medical service providers of non-essential and elective services, and their ability to pay rent on a timely basis.

We are closely monitoring COVID-19 developments and continuously assessing the implications to our business, residents, tenants, operating partners, managers and portfolio of investments. While we have yet to experience a material impact to our operations as a result of the COVID-19 pandemic, we anticipate that this may change as the virus continues to spread. The impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain it, which are highly uncertain and cannot be predicted at this time. While impacts of COVID-19 have had an adverse effect on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at this time. See the “Liquidity and Capital Resources” section below and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of March 31, 2020, our properties were 90.7% leased and during the remainder of 2020, 5.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2020, our remaining weighted average lease term was 7.6 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our senior housing — RIDEA facilities and integrated senior health campuses were 82.5% and 83.5% leased, respectively, for the three months ended March 31, 2020. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three Months Ended March 31, 2020 and 2019
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing developments of properties, as well as the result of any additional real estate and real estate-related investments we may acquire or originate.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2020, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Except where otherwise noted, the changes in our consolidated results of operations for 2020 as compared to 2019 are primarily due to the development and expansion of our portfolio of integrated senior health campuses. In addition, there are changes in our results of operations by reporting segment due to the transitioning of the operations of seven senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019. As of March 31, 2020 and 2019, we owned and/or operated the following types of properties:

	March 31,
	2020			2019
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	118	$1,547,192,000	(1)	113	$1,512,068,000	(1)
Medical office buildings	64	664,135,000	87.5%	64	664,135,000	90.0%
Senior housing — RIDEA	20	433,891,000	(2)	13	320,035,000	(2)
Senior housing	9	89,535,000	100%	16	203,391,000	100%
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	220	$3,002,533,000	90.7%	215	$2,967,409,000	93.1%
___________

(1)	The leased percentage for the resident units of our integrated senior health campuses was 83.5% and 83.8% for the three months ended March 31, 2020 and 2019, respectively.

(2)	The leased percentage for the resident units of our senior housing — RIDEA facilities was 82.5% and 83.6% for the three months ended March 31, 2020 and 2019, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020	2019
Resident Fees and Services
Integrated senior health campuses	$267,794,000	$251,714,000
Senior housing — RIDEA	22,132,000	16,568,000
Total resident fees and services	289,926,000	268,282,000
Real Estate Revenue
Medical office buildings	19,598,000	20,554,000
Skilled nursing facilities	4,363,000	3,659,000
Senior housing	3,406,000	5,652,000
Hospitals	2,751,000	2,911,000
Total real estate revenue	30,118,000	32,776,000
Total revenues	$320,044,000	$301,058,000
For the three months ended March 31, 2020 and 2019, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three months ended March 31, 2020 and 2019, real estate revenue primarily consisted of base rent and expense recoveries.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020		2019
Property Operating Expenses
Integrated senior health campuses	$239,598,000	89.5%	$223,328,000	88.7%
Senior housing — RIDEA	16,142,000	72.9%	11,624,000	70.2%
Total property operating expenses	$255,740,000	88.2%	$234,952,000	87.6%

Rental Expenses
Medical office buildings	$7,638,000	39.0%	$7,816,000	38.0%
Skilled nursing facilities	406,000	9.3%	362,000	9.9%
Hospitals	105,000	3.8%	151,000	5.2%
Senior housing	21,000	0.6%	96,000	1.7%
Total rental expenses	$8,170,000	27.1%	$8,425,000	25.7%
For the three months ended March 31, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $222,368,000 and $204,701,000, respectively. Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we own and/or operate in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020	2019
Asset management fees — affiliates	$5,105,000	$4,977,000
Professional and legal fees	471,000	534,000
Transfer agent services	325,000	322,000
Stock compensation expense	195,000	195,000
Bank charges	114,000	59,000
Franchise taxes	86,000	122,000
Directors’ and officers’ liability insurance	82,000	79,000
Board of directors fees	77,000	72,000
Restricted stock compensation	43,000	43,000
Bad debt expense	—	448,000
Other	76,000	66,000
Total	$6,574,000	$6,917,000
The decrease in general and administrative expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to the decrease in bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019, partially offset by an increase in asset management fees as a result of an increase in our average invested assets in 2020 as compared to 2019.
Depreciation and Amortization
For the three months ended March 31, 2020 and 2019, depreciation and amortization was $25,087,000 and $25,628,000, respectively, which primarily consisted of depreciation on our operating properties of $22,742,000 and $22,204,000, respectively, and amortization on our identified intangible assets of $1,994,000 and $3,133,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020	2019
Interest expense:
Lines of credit and term loans and derivative financial instruments	$8,433,000	$9,606,000
Mortgage loans payable	8,338,000	7,714,000
Amortization of deferred financing costs:
Lines of credit and term loans	760,000	1,030,000
Mortgage loans payable	295,000	258,000
Amortization of debt discount/premium, net	208,000	169,000
Loss in fair value of derivative financial instruments	8,183,000	560,000
Accretion of finance lease liabilities	169,000	79,000
Interest expense on financing obligations and other liabilities	331,000	203,000
Total	$26,717,000	$19,619,000
The increase in total interest expense for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily related to the increase in debt balances as well as the increase in loss on fair value recognized on the derivative financial instruments, which was due to a decrease in LIBOR rates relative to our interest rate swap contracts.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $43,689,000 to pay interest on our outstanding indebtedness for the remainder of 2020, based on interest rates in effect as of March 31, 2020, and that we will require $68,701,000 to pay principal on our outstanding indebtedness for the remainder of 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur. As of March 31, 2020, our cash on hand was $44,683,000 and we had $155,621,000 available on our lines of credit and term loans.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and partially suspending our share repurchase plan. Consequently, our board approved a daily distribution rate for April and May 2020 equal to $0.000821918 per share of our common stock, which was or will be equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2020, on March 31, 2020 our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan.
Furthermore, subsequent to March 31, 2020, Trilogy Investors, LLC, of which we currently own 67.6%, received approximately $51,750,000 in Medicare advance payments and approximately $14,534,000 in Medicare grants through CARES Act programs in connection with its operation of integrated senior health campuses. We believe that such proceeds of cash will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings, or additional equity investments from us or joint venture partners. As of March 31, 2020, we had $12,910,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of March 31, 2020, we originally estimated that our discretionary expenditures for capital and tenant improvements could have required up to $130,695,000 for the remaining nine months of 2020. However, in light of the COVID-19 pandemic and to further preserve cash, we suspended all non-essential, discretionary expenditures for capital improvements, as well as developments, that were anticipated during 2020 throughout our real estate investment portfolio. In particular, we suspended capital expenditures that are not directly associated with the maintenance or expansion of tenant occupancy and the enhancement of net operating income. The duration of our suspension of capital expenditures and developments are uncertain and an update to the actual amounts forecasted to be expended for the remainder of the year cannot be estimated at this time.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
In addition, we are continuously monitoring the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners, managers and on the United States and global economies. Due to the COVID-19 pandemic, there is risk and uncertainty in the financial and debt markets. The impact of the COVID-19 pandemic on the value of our investment portfolio may be significant and its impact on our operations and liquidity will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. The COVID-19 pandemic has also negatively impacted the businesses of our medical office tenants, including physician practices and other medical service providers of non-essential and elective services, and their ability to pay rent on a timely basis. To the extent that our residents, tenants, operating partners and managers continue to be impacted by the COVID-19 pandemic, or by the risks disclosed in our SEC filings, this could materially disrupt our business operations.
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents and restricted cash — beginning of period	$89,880,000	$72,705,000
Net cash provided by operating activities	25,883,000	25,300,000
Net cash used in investing activities	(39,218,000)	(34,045,000)
Net cash provided by financing activities	5,103,000	9,875,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(134,000)	41,000
Cash, cash equivalents and restricted cash — end of period	$81,514,000	$73,876,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2020 and 2019, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the three months ended March 31, 2020, cash flows used in investing activities primarily related to our capital expenditures of $37,217,000 and our acquisition of a land parcel in the amount of $1,478,000. For the three months ended March 31, 2019, cash flows used in investing activities primarily related to our capital expenditures of $16,722,000 and 2019 property acquisitions in the amount of $16,036,000. In general, cash flows used in investing activities will be affected by the the timing of capital expenditures and development projects and the number of acquisitions we complete in future years as compared to prior years.
Financing Activities
For the three months ended March 31, 2020, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $18,500,000 and borrowings under mortgage loans payable of $8,239,000, partially offset by distributions to our common stockholders of $16,032,000 and scheduled payments on our mortgage loans payable of $3,137,000. For the three months ended March 31, 2019, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $66,001,000, partially offset by share repurchases of $36,486,000 and distributions to our common stockholders of $15,227,000. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate our indebtedness to increase if we acquire additional real estate and real estate-related investments.
Distributions
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our common stock, which was equal to an annualized distribution of $0.60 per share. The daily distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.

Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.000821918 per share of our common stock, which is equal to an annualized distribution of $0.30 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
The amount of the distributions paid to our stockholders is determined by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$16,032,000		$15,227,000
Distributions reinvested	13,141,000		14,196,000
	$29,173,000		$29,423,000
Sources of distributions:
Cash flows from operations	$25,883,000	88.7%	$25,300,000	86.0%
Proceeds from borrowings	3,290,000	11.3	4,123,000	14.0
	$29,173,000	100%	$29,423,000	100%
As of March 31, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of March 31, 2020, we had an amount payable of $2,057,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 14, Related Party Transactions — Operational Stage, to our accompanying condensed consolidated financial statements, for a further discussion.
The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$16,032,000		$15,227,000
Distributions reinvested	13,141,000		14,196,000
	$29,173,000		$29,423,000
Sources of distributions:
FFO attributable to controlling interest	$16,229,000	55.6%	$27,232,000	92.6%
Proceeds from borrowings	12,944,000	44.4	2,191,000	7.4
	$29,173,000	100%	$29,423,000	100%

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
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2020, our aggregate borrowings were 45.2% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 15, 2020 and March 31, 2020, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2020, we had $821,319,000 ($797,774,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2020, we had $834,379,000 outstanding and $155,621,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans.

The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. As of March 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.80% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of March 31, 2020:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$21,101,000	$75,177,000	$95,114,000	$520,272,000	$711,664,000
Interest payments — fixed-rate debt	19,641,000	49,642,000	42,174,000	259,940,000	371,397,000
Principal payments — variable-rate debt	47,600,000	605,329,000	291,105,000	—	944,034,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2020)	24,048,000	42,619,000	7,614,000	—	74,281,000
Ground and other lease obligations	18,804,000	51,090,000	51,397,000	187,962,000	309,253,000
Financing obligations	11,324,000	17,238,000	1,882,000	—	30,444,000
Finance leases	733,000	129,000	—	—	862,000
Total	$143,251,000	$841,224,000	$489,286,000	$968,174,000	$2,441,935,000
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the three months ended March 31, 2020 and 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that impairments are based on estimated future undiscounted cash flows. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.
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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,783,000)	$6,858,000
Add:
Depreciation and amortization related to real estate — consolidated properties	25,087,000	25,628,000
Depreciation and amortization related to real estate — unconsolidated entities	744,000	225,000
Impairment of real estate investments	5,102,000	—
Less:
Net income attributable to noncontrolling interests	(2,127,000)	(1,348,000)
Depreciation, amortization and impairment related to noncontrolling interests	(4,794,000)	(4,131,000)
FFO attributable to controlling interest	$16,229,000	$27,232,000

Acquisition related expenses(1)	$234,000	$(696,000)
Amortization of above- and below-market leases(2)	19,000	107,000
Amortization of closing costs(3)	40,000	68,000
Change in deferred rent(4)	(28,000)	(704,000)
Loss in fair value of derivative financial instruments(5)	8,183,000	560,000
Foreign currency loss (gain)(6)	3,065,000	(1,042,000)
Adjustments for unconsolidated entities(7)	316,000	377,000
Adjustments for noncontrolling interests(7)	(510,000)	(482,000)
MFFO attributable to controlling interest	$27,548,000	$25,420,000
Weighted average common shares outstanding — basic and diluted	194,844,516	198,400,657
Net (loss) income per common share — basic and diluted	$(0.04)	$0.03
FFO attributable to controlling interest per common share — basic and diluted	$0.08	$0.14
MFFO attributable to controlling interest per common share — basic and diluted	$0.14	$0.13
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

(3)
Under GAAP, direct closing costs are amortized over the term of our debt security investment as an adjustment to the yield on our debt security investment. This may result in income recognition that is different than the contractual cash flows under our debt security investment. By adjusting for the amortization of the closing costs related to our debt security investment, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment terms, providing insight on the expected contractual cash flows of such debt security investment, and aligns results with our analysis of operating performance.

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

(7)
Includes all adjustments to eliminate the unconsolidated entities’ share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (6) above to convert our FFO to MFFO.

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
We believe that NOI is an appropriate supplemental performance measure to reflect the performance of our operating assets because NOI excludes certain items that are not associated with the operations of the properties. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,783,000)	$6,858,000
General and administrative	6,574,000	6,917,000
Acquisition related expenses	234,000	(696,000)
Depreciation and amortization	25,087,000	25,628,000
Interest expense	26,717,000	19,619,000
Impairment of real estate investments	5,102,000	—
Loss from unconsolidated entities	904,000	454,000
Foreign currency loss (gain)	3,065,000	(1,042,000)
Other income	(555,000)	(208,000)
Income tax (benefit) expense	(3,211,000)	151,000
Net operating income	$56,134,000	$57,681,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 26, 2020.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2020, our interest rate cap and interest rate swaps are recorded in other assets, net and security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets at their fair value of $3,000 and $(12,157,000), respectively. We do not enter into derivative transactions for speculative purposes.
As of March 31, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,992,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$21,101,000	$13,107,000	$62,070,000	$29,127,000	$65,987,000	$520,272,000	$711,664,000	$626,528,000
Weighted average interest rate on maturing fixed-rate debt	4.82%	3.69%	4.15%	4.14%	3.67%	4.07%	3.72%	—
Variable-rate debt — principal payments	$47,600,000	$42,829,000	$562,500,000	$283,916,000	$7,189,000	$—	$944,034,000	$945,322,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2020)	4.53%	4.35%	2.99%	3.77%	5.25%	—%	3.39%	—
Debt Security Investment, Net
As of March 31, 2020, the net carrying value of our debt security investment was $73,476,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of March 31, 2020.

Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $821,319,000 ($797,774,000, net of discount/premium and deferred financing costs) as of March 31, 2020. As of March 31, 2020, we had 58 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.08% per annum and a weighted average effective interest rate of 3.82%. In addition, as of March 31, 2020, we had $834,379,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 3.24% per annum.
As of March 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.80% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of March 31, 2020, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loans; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of March 31, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,859,000, or 4.26% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the three months ended March 31, 2020, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $5,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
There were no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 26, 2020, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid a portion of distributions from the net proceeds of our initial offering and borrowings, and in the future, may continue to pay distributions from borrowings or from other sources in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and may negatively impact the value of our stockholders’ investment.
We have used the net proceeds from our initial offering, borrowings and certain fees payable to our advisor which have been waived, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
Prior to March 31, 2020, our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our common stock, which was equal to an annualized distribution of $0.60 per share. The daily distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.000821918 per share of our common stock, which is equal to an annualized distribution of $0.30 per share. These daily distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.

The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$16,032,000		$15,227,000
Distributions reinvested	13,141,000		14,196,000
	$29,173,000		$29,423,000
Sources of distributions:
Cash flows from operations	$25,883,000	88.7%	$25,300,000	86.0%
Proceeds from borrowings	3,290,000	11.3	4,123,000	14.0
	$29,173,000	100%	$29,423,000	100%
As of March 31, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of March 31, 2020, we had an amount payable of $2,057,000 to our advisor or its affiliates primarily for asset and property management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 14, Related Party Transactions — Operational Stage, to our accompanying condensed consolidated financial statements, for a further discussion.
The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant our DRIP Offerings, and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$16,032,000		$15,227,000
Distributions reinvested	13,141,000		14,196,000
	$29,173,000		$29,423,000
Sources of distributions:
FFO attributable to controlling interest	$16,229,000	55.6%	$27,232,000	92.6%
Proceeds from borrowings	12,944,000	44.4	2,191,000	7.4
	$29,173,000	100%	$29,423,000	100%
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
The declaration, amount and payment of future cash distributions to our stockholders are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our board may deem relevant from time to time. The economic impact resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions to our stockholders. Our board is under no obligation or requirement to declare a distribution and will continue to assess our distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure our stockholders that we will achieve results that will allow us to pay distributions on our common stock or that the current level of distributions will be maintained or increased.

The estimated value per share of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
On October 3, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.40. We are providing this updated estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule 2231, with respect to customer account statements. The valuation was performed in accordance with the methodology provided in the Practice Guideline issued by the IPA in April 2013, in addition to guidance from the SEC.
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
The updated estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to GAAP. In addition, the updated estimated per share NAV is an estimate as of a given point in time and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:

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

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account.

Further, the updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019, prior to the reported emergence of COVID-19 in the United States. We are continuously monitoring the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners, managers and on the United States and global economies. The impact of the COVID-19 pandemic on our portfolio of investments may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on us, our tenants, our operators, our managers or our portfolio of investments.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 4, 2019.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of May 15, 2020, properties located in Indiana and Ohio accounted for approximately 38.3% and 10.3%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may have affected and may continue to affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;

•
fluctuations in property values as a result of increases or decreases in supply and demand, occupancies and rental rates may cause the properties that we acquire to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings;

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

•	increases in index rates and lender spreads or other regulatory or market factors affecting the banking and commercial mortgage-backed securities industries may increase overall borrowing costs;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	layoffs may lead to a lower demand for medical services and cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•
future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted and may continue to result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as oversupply of rentable space;

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

The length and severity of any economic slowdown or downturn cannot be predicted at this time. Our results of operations, our ability to continue to pay distributions to our stockholders and our ability to dispose of our investments have been and we expect that we may continue to be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we have experienced a decline in occupancy rates at our senior housing — RIDEA facilities and integrated senior health campuses. In addition, due to the shelter in place and quarantine restrictions, our property values, net operating income and revenues may decline, and our tenants, operating partners and managers may be limited in their ability to properly maintain our properties, generate income and/or service patients and residents. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or skilled nursing facilities, particularly if focused on regions in which our properties are located, may adversely affect us by reducing occupancy demand at our facilities. In addition, the COVID-19 pandemic has adversely impacted and may continue to adversely impact the ability of our medical office tenants, many of whom have been restricted in their ability to work, to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed their general concern about the uncertain economic condition. We believe that it is premature to determine the magnitude of the impact at this point.
Issues related to financing also are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we may not be able to replace the financing commitment of such lender on favorable terms, or at all. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. As a result, our lenders may revise the terms of such financings to us, which could adversely impact our liquidity and our ability to make payments on our existing obligations.
Furthermore, we and our co-sponsors and their employees that provide services to us rely on processes and activities that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to the COVID-19 pandemic, business practices have been modified with all or a portion of our co-sponsors’ employees working remotely from their homes to have our operations uninterrupted as much as possible. Additionally, technology in such employees’ homes may not be as robust as in our co-sponsors’ offices and could cause the networks, information systems, applications and other tools available to such employees to be more limited or less reliable than in our co-sponsors’ offices. The continuation of these work-from-home measures may introduce increased cybersecurity risk. These cybersecurity risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform certain functions, all of which could expose us to risks of data or financial loss, litigation and liability and could disrupt our operations and the operations of any impacted third-parties.
The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government initiatives, such as the Payroll Protection Program and deferral of payroll tax payments program within the CARES Act, enacted to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our tenants, operating partners and managers. The ultimate impact of the CARES Act, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 15, 2020	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 15, 2020	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)