Form 10-Q
period 2020-06-30
Griffin-American Healthcare REIT III, Inc.
filed 2020-08-14
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 7, 2020, there were 193,890,060 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 and December 31, 2019
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$2,288,191,000	$2,270,421,000
Debt security investment, net	74,253,000	72,717,000
Cash and cash equivalents	134,338,000	53,149,000
Accounts and other receivables, net	119,356,000	144,130,000
Restricted cash	37,343,000	36,731,000
Real estate deposits	35,000	223,000
Identified intangible assets, net	157,232,000	160,247,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	224,806,000	219,187,000
Other assets, net	142,709,000	140,175,000
Total assets	$3,253,572,000	$3,172,289,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$804,414,000	$792,870,000
Lines of credit and term loans(1)	842,879,000	815,879,000
Accounts payable and accrued liabilities(1)	151,784,000	171,394,000
Accounts payable due to affiliates(1)	2,178,000	2,321,000
Identified intangible liabilities, net	479,000	663,000
Financing obligations(1)	30,849,000	30,918,000
Operating lease liabilities(1)	213,695,000	207,371,000
Security deposits, prepaid rent and other liabilities(1)	116,341,000	48,105,000
Total liabilities	2,162,619,000	2,069,521,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	44,491,000	44,105,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 194,407,323 and 193,967,474 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,944,000	1,939,000
Additional paid-in capital	1,733,166,000	1,728,421,000
Accumulated deficit	(862,584,000)	(827,550,000)
Accumulated other comprehensive loss	(2,819,000)	(2,255,000)
Total stockholders’ equity	869,707,000	900,555,000
Noncontrolling interests (Note 13)	176,755,000	158,108,000
Total equity	1,046,462,000	1,058,663,000
Total liabilities, redeemable noncontrolling interests and equity	$3,253,572,000	$3,172,289,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2020 and December 31, 2019
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT III, Inc. as of June 30, 2020 and December 31, 2019 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $591,000,000 and $557,000,000 as of June 30, 2020 and December 31, 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and grant income:
Resident fees and services	$254,617,000	$272,472,000	$544,543,000	$540,754,000
Real estate revenue	30,113,000	32,459,000	60,231,000	65,235,000
Grant income	29,990,000	—	29,990,000	—
Total revenues and grant income	314,720,000	304,931,000	634,764,000	605,989,000
Expenses:
Property operating expenses	234,191,000	239,890,000	489,931,000	474,842,000
Rental expenses	8,147,000	8,226,000	16,317,000	16,651,000
General and administrative	7,781,000	6,512,000	14,355,000	13,429,000
Acquisition related expenses	19,000	400,000	253,000	(296,000)
Depreciation and amortization	24,572,000	24,743,000	49,659,000	50,371,000
Total expenses	274,710,000	279,771,000	570,515,000	554,997,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(17,652,000)	(19,560,000)	(36,186,000)	(38,619,000)
Gain (loss) in fair value of derivative financial instruments	749,000	(4,117,000)	(7,434,000)	(4,677,000)
Impairment of real estate investments	(3,233,000)	—	(8,335,000)	—
Income (loss) from unconsolidated entities	694,000	(493,000)	(210,000)	(947,000)
Foreign currency loss	(183,000)	(1,232,000)	(3,248,000)	(190,000)
Other income	521,000	246,000	1,076,000	454,000
Income before income taxes	20,906,000	4,000	9,912,000	7,013,000
Income tax (expense) benefit	(119,000)	(159,000)	3,092,000	(310,000)
Net income (loss)	20,787,000	(155,000)	13,004,000	6,703,000
Less: net income attributable to noncontrolling interests	(7,027,000)	(1,430,000)	(9,154,000)	(2,778,000)
Net income (loss) attributable to controlling interest	$13,760,000	$(1,585,000)	$3,850,000	$3,925,000
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.07	$(0.01)	$0.02	$0.02
Weighted average number of common shares outstanding — basic and diluted	194,123,913	196,075,614	194,484,214	197,231,713

Net income (loss)	$20,787,000	$(155,000)	$13,004,000	$6,703,000
Other comprehensive loss:
Foreign currency translation adjustments	(31,000)	(239,000)	(564,000)	(20,000)
Total other comprehensive loss	(31,000)	(239,000)	(564,000)	(20,000)
Comprehensive income (loss)	20,756,000	(394,000)	12,440,000	6,683,000
Less: comprehensive income attributable to noncontrolling interests	(7,027,000)	(1,430,000)	(9,154,000)	(2,778,000)
Comprehensive income (loss) attributable to controlling interest	$13,729,000	$(1,824,000)	$3,286,000	$3,905,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended June 30, 2020
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2020	195,365,495	$1,953,000	$1,741,580,000	$(866,614,000)	$(2,788,000)	$874,131,000	$159,999,000	$1,034,130,000
Issuance of common stock under the DRIP	927,741	10,000	8,710,000	—	—	8,720,000	—	8,720,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—	43,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Repurchase of common stock	(1,893,413)	(19,000)	(17,967,000)	—	—	(17,986,000)	—	(17,986,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(145,000)	(145,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	271,000	—	—	271,000	115,000	386,000
Distributions declared ($0.05 per share)	—	—	—	(9,730,000)	—	(9,730,000)	—	(9,730,000)
Net income	—	—	—	13,760,000	—	13,760,000	6,301,000	20,061,000	(1)
Other comprehensive loss	—	—	—	—	(31,000)	(31,000)	—	(31,000)
BALANCE — June 30, 2020	194,407,323	$1,944,000	$1,733,166,000	$(862,584,000)	$(2,819,000)	$869,707,000	$176,755,000	$1,046,462,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended June 30, 2019
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2019	195,188,759	$1,951,000	$1,743,711,000	$(728,598,000)	$(2,341,000)	$1,014,723,000	$160,595,000	$1,175,318,000
Offering costs — common stock	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Issuance of common stock under the DRIP	1,506,395	15,000	14,100,000	—	—	14,115,000	—	14,115,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—	43,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Repurchase of common stock	(1,966,636)	(20,000)	(18,629,000)	—	—	(18,649,000)	—	(18,649,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,818,000)	(1,818,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(119,000)	—	—	(119,000)	(50,000)	(169,000)
Distributions declared ($0.15 per share)	—	—	—	(29,337,000)	—	(29,337,000)	—	(29,337,000)
Net (loss) income	—	—	—	(1,585,000)	—	(1,585,000)	1,283,000	(302,000)	(1)
Other comprehensive loss	—	—	—	—	(239,000)	(239,000)	—	(239,000)
BALANCE — June 30, 2019	194,736,018	$1,946,000	$1,739,119,000	$(759,520,000)	$(2,580,000)	$978,965,000	$160,010,000	$1,138,975,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30, 2020
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Issuance of common stock under the DRIP	2,325,762	24,000	21,837,000	—	—	21,861,000	—	21,861,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	86,000	—	—	86,000	—	86,000
Stock based compensation	—	—	—	—	—	—	390,000	390,000
Repurchase of common stock	(1,893,413)	(19,000)	(17,967,000)	—	—	(17,986,000)	—	(17,986,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(149,000)	(149,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(390,000)	(390,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	260,000	—	—	260,000	111,000	371,000
Distributions declared ($0.20 per share)	—	—	—	(38,884,000)	—	(38,884,000)	—	(38,884,000)
Net income	—	—	—	3,850,000	—	3,850,000	8,200,000	12,050,000	(1)
Other comprehensive loss	—	—	—	—	(564,000)	(564,000)	—	(564,000)
BALANCE — June 30, 2020	194,407,323	$1,944,000	$1,733,166,000	$(862,584,000)	$(2,819,000)	$869,707,000	$176,755,000	$1,046,462,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30, 2019
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000	$1,218,635,000
Offering costs — common stock	—	—	(84,000)	—	—	(84,000)	—	(84,000)
Issuance of common stock under the DRIP	3,021,493	30,000	28,281,000	—	—	28,311,000	—	28,311,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	86,000	—	—	86,000	—	86,000
Stock based compensation	—	—	—	—	—	—	390,000	390,000
Repurchase of common stock	(5,850,352)	(59,000)	(55,076,000)	—	—	(55,135,000)	—	(55,135,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,000,000	3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,635,000)	(3,635,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(390,000)	(390,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	58,000	—	—	58,000	26,000	84,000
Distributions declared ($0.30 per share)	—	—	—	(58,697,000)	—	(58,697,000)	—	(58,697,000)
Net income	—	—	—	3,925,000	—	3,925,000	2,491,000	6,416,000	(1)
Other comprehensive loss	—	—	—	—	(20,000)	(20,000)	—	(20,000)
BALANCE — June 30, 2019	194,736,018	$1,946,000	$1,739,119,000	$(759,520,000)	$(2,580,000)	$978,965,000	$160,010,000	$1,138,975,000
___________

(1)
For the three months ended June 30, 2020 and 2019, amounts exclude $726,000 and $147,000, respectively, of the net income attributable to redeemable noncontrolling interests. For the six months ended June 30, 2020 and 2019, amounts exclude $954,000 and $287,000, respectively, of net income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,004,000	$6,703,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,659,000	50,371,000
Other amortization	15,534,000	15,211,000
Deferred rent	(2,526,000)	(3,403,000)
Stock based compensation	390,000	390,000
Stock based compensation — nonvested restricted common stock	100,000	100,000
Loss from unconsolidated entities	210,000	947,000
Bad debt expense	—	272,000
Foreign currency loss	3,155,000	189,000
Deferred income taxes	(3,329,000)	(110,000)
Change in fair value of contingent consideration	—	(681,000)
Change in fair value of derivative financial instruments	7,434,000	4,677,000
Impairment of real estate investments	8,335,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	25,527,000	(8,475,000)
Other assets	(2,385,000)	(1,761,000)
Accounts payable and accrued liabilities	(10,532,000)	2,474,000
Accounts payable due to affiliates	(76,000)	429,000
Security deposits, prepaid rent, operating lease and other liabilities	44,367,000	(13,502,000)
Net cash provided by operating activities	148,867,000	53,831,000
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(65,083,000)	(38,510,000)
Acquisitions of real estate investments	(1,478,000)	(17,457,000)
Investments in unconsolidated entities	(810,000)	(1,520,000)
Real estate and other deposits	(561,000)	(613,000)
Principal repayments on real estate notes receivable	—	28,650,000
Net cash used in investing activities	(67,932,000)	(29,450,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	17,502,000	61,472,000
Payments on mortgage loans payable	(6,348,000)	(6,331,000)
Borrowings under the lines of credit and term loans	77,000,000	692,519,000
Payments on the lines of credit and term loans	(50,000,000)	(673,000,000)
Borrowing under financing obligation	1,907,000	—
Payments under financing obligations	(3,029,000)	(3,731,000)
Deferred financing costs	(1,318,000)	(6,807,000)
Repurchase of common stock	(17,986,000)	(55,088,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(150,000)	(78,000)
Issuance of noncontrolling interest	11,000,000	—
Contributions from noncontrolling interests	—	3,000,000
Distributions to noncontrolling interests	(149,000)	(3,635,000)
Distributions to redeemable noncontrolling interests	(437,000)	(720,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Security deposits and other	$(11,000)	$(55,000)
Distributions paid	(26,997,000)	(30,886,000)
Net cash provided by (used in) financing activities	984,000	(23,340,000)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$81,919,000	$1,041,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(118,000)	(23,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	89,880,000	72,705,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$171,681,000	$73,723,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$53,149,000	$35,132,000
Restricted cash	36,731,000	37,573,000
Cash, cash equivalents and restricted cash	$89,880,000	$72,705,000

End of period:
Cash and cash equivalents	$134,338,000	$34,026,000
Restricted cash	37,343,000	39,697,000
Cash, cash equivalents and restricted cash	$171,681,000	$73,723,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$33,964,000	$34,783,000
Income taxes	$189,000	$544,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$26,929,000	$14,332,000
Capital expenditures from financing obligations	$1,053,000	$6,735,000
Tenant improvement overage	$3,720,000	$645,000
Investments in unconsolidated entity	$—	$5,276,000
The following represents the increase in certain liabilities in connection with our acquisitions of real estate investments:
Accounts payable and accrued liabilities	$—	$37,000
Prepaid rent	$—	$105,000
Financing Activities:
Issuance of common stock under the DRIP	$21,861,000	$28,311,000
Distributions declared but not paid	$—	$9,689,000
Reclassification of noncontrolling interests to mezzanine equity	$390,000	$390,000
Accrued deferred financing costs	$49,000	$51,000
Payable to transfer agent	$—	$47,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the coronavirus, or COVID-19, pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See Note 13, Equity, for a further discussion. As of June 30, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
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
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of June 30, 2020, we owned and/or operated 98 properties, comprising 102 buildings, and 119 integrated senior health campuses including completed development projects, or approximately 13,907,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,003,934,000. In addition, as of June 30, 2020, we also owned a real estate-related investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both June 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both June 30, 2020 and December 31, 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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

	Three Months Ended June 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$46,753,000	$186,079,000	$232,832,000	$53,390,000	$202,651,000	$256,041,000
Senior housing — RIDEA(1)	636,000	21,149,000	21,785,000	735,000	15,696,000	16,431,000
Total resident fees and services	$47,389,000	$207,228,000	$254,617,000	$54,125,000	$218,347,000	$272,472,000

	Six Months Ended June 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$101,281,000	$399,345,000	$500,626,000	$105,733,000	$402,022,000	$507,755,000
Senior housing — RIDEA(1)	1,508,000	42,409,000	43,917,000	1,446,000	31,553,000	32,999,000
Total resident fees and services	$102,789,000	$441,754,000	$544,543,000	$107,179,000	$433,575,000	$540,754,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended June 30,
	2020			2019
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$112,258,000	$21,379,000	$133,637,000	$124,917,000	$16,410,000	$141,327,000
Medicare	70,946,000	—	70,946,000	84,481,000	—	84,481,000
Medicaid	49,628,000	406,000	50,034,000	46,643,000	21,000	46,664,000
Total resident fees and services	$232,832,000	$21,785,000	$254,617,000	$256,041,000	$16,431,000	$272,472,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30,
	2020			2019
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$240,525,000	$43,079,000	$283,604,000	$247,118,000	$32,965,000	$280,083,000
Medicare	158,165,000	—	158,165,000	168,958,000	—	168,958,000
Medicaid	101,936,000	838,000	102,774,000	91,679,000	34,000	91,713,000
Total resident fees and services	$500,626,000	$43,917,000	$544,543,000	$507,755,000	$32,999,000	$540,754,000
___________

(1)
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

Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicare	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2020	$32,127,000	$26,366,000	$46,543,000	$105,036,000
Ending balance — June 30, 2020	26,959,000	20,013,000	37,994,000	84,966,000
Decrease	$(5,168,000)	$(6,353,000)	$(8,549,000)	$(20,070,000)
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2020	$13,518,000
Ending balance — June 30, 2020	12,042,000
Decrease	$(1,476,000)
In addition to the deferred revenue above, we received $52,322,000 of Medicare advance payments through an expanded program of the Centers for Medicare & Medicaid Services, or CMS. Such amounts will be recognized as resident fees and services revenue for actual services performed and Medicare claims billed commencing in August 2020. See Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, for a further discussion.
Government Grants
We have been granted relief funds through various federal and state government programs, such as through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, which were established for eligible healthcare providers to preserve liquidity in response to lost revenues and/or increased healthcare expenses associated with the COVID-19 pandemic. Such grants are not loans and, as such, are not required to be repaid, subject to certain conditions. We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, in our accompanying condensed consolidated statements of operations and comprehensive income (loss) when there is reasonable assurance that the grants will be received and the conditions to retain the funds have been met. Further, we recognize such grants on a systematic basis in the period that such funds correspond with the lost revenues and/or increased expenses that they were intended to compensate. For both the three and six months ended June 30, 2020, we recognized government grants of $29,990,000 as grant income and $276,000 as a reduction of property operating expenses. As of June 30, 2020, we deferred $7,260,000 in grant income to recognize in future periods. Such deferred amounts are included in

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet. As of and for the three and six months ended June 30, 2019, we did not recognize any government grants.
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
Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of June 30, 2020 and December 31, 2019, we had $10,853,000 and $11,435,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the six months ended June 30, 2020 and 2019, we increased allowances by $7,331,000 and $5,289,000, respectively, and reduced allowances for collections or adjustments by $4,545,000 and $2,407,000, respectively. For the six months ended June 30, 2020 and 2019, $3,368,000 and $2,587,000, respectively, of our receivables were written off against the related allowances.
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
We determined that one medical office building and one skilled nursing facility were impaired and recognized an aggregate impairment charge of $1,905,000 and $5,616,000 for the three and six months ended June 30, 2020, respectively, which reduced the total aggregate carrying value of such assets to $7,040,000. The carrying value of such medical office building was then reclassified to properties held for sale, which is included in other assets, net in our accompanying condensed consolidated balance sheets. The fair values of such properties were based on their projected sales price obtained from an independent third party using comparable market information and adjusted for anticipated selling costs of such properties, which were considered Level 2 measurements within the fair value hierarchy. No impairment charges on long-lived assets were recognized for both the three and six months ended June 30, 2019.
Properties Held for Sale
A property or a group of properties is required to be reported in discontinued operations in the statements of operations and comprehensive income (loss) for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. For the three and six months ended June 30, 2020, we determined that the fair values of two integrated senior health campuses that were held for sale were lower than their carrying amounts, and as such, we recognized an aggregate impairment charge of $1,328,000 and $2,719,000, respectively, which reduced the total aggregate carrying value of such assets to $807,000. The fair values of such

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

properties were based on their projected sales price obtained from an independent third party using comparable market information and adjusted for anticipated selling costs of such properties, which were considered Level 2 measurements within the fair value hierarchy. No impairment charges on properties held for sale were recognized for both the three and six months ended June 30, 2019.
Debt Security Investment, Net
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity, and we have not recorded any unrealized holding gains or losses on such investment. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. Prior to the adoption of ASC Topic 326, a loss was recognized in earnings when we determined declines in the fair value of marketable securities were other-than-temporary. For both the three and six months ended June 30, 2019, we did not incur any such losses. Effective January 1, 2020, we evaluated our debt security investment for expected future credit loss in accordance with ASC Topic 326. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020. See Note 4, Debt Security Investment, Net, for a further discussion.
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax assets, derivative financial instruments, lease inducements and lease commissions.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We generally discontinue recognition of equity method losses when our share of the investee’s losses equals or exceeds our equity method investment balance plus any advances for such investee, unless we have committed to provide such investee additional financial support or guaranteed its obligations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our condensed consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the three and six months ended June 30, 2020 and 2019, we did not incur any impairment losses from unconsolidated entities.
Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loans include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loans is included in interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease. Prepaid expenses are amortized over the related contract periods.
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of June 30, 2020 and December 31, 2019, accounts payable and accrued liabilities primarily includes insurance reserves of $34,086,000 and $35,581,000, respectively, reimbursement of payroll related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $29,906,000 and $24,118,000, respectively, accrued capital expenditures to unaffiliated third parties of $26,754,000 and $25,019,000, respectively, accrued property taxes of $15,749,000 and $14,501,000, respectively, and accrued distributions of $0 and $9,974,000, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum percentage of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In May 2020, in response to the COVID-19 pandemic, the Internal Revenue Service, or IRS, temporarily reduced the cash distribution requirement from a minimum of 90.0% of our taxable income to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRS, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the United Kingdom, or UK, and Isle of Man, which do not accord REIT status to United States REITs under their tax laws. Accordingly, we recognize an income tax benefit or expense for the federal, state and local income taxes incurred by our TRS and foreign income taxes on our real estate investments in the UK and Isle of Man.
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of and for the three and six months ended June 30, 2020 and 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit or expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit or expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets.
See Note 16, Income Taxes, for a further discussion.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for fiscal years and interim periods beginning after March 12, 2020 and through December 31, 2022. We are currently evaluating this guidance to determine the impact on our disclosures.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In April 2020, the FASB issued a question and answer document, or the Lease Modification Q&A, to provide guidance for the application of lease accounting modifications within ASC Topic 842, Leases, or ASC Topic 842, to lease concessions granted by lessors related to the effects of the COVID-19 pandemic. Lease accounting modification guidance in ASC Topic 842 addresses routine changes or enforceable rights and obligations to lease terms as a result of negotiations between the lessor and the lessee; however, the guidance does not take into consideration concessions granted to address sudden liquidity constraints of lessees arising from the COVID-19 pandemic. The underlying premise of ASC Topic 842 requires a modified lease to be accounted for as a new lease if the modified terms and conditions affect the economics of the lease for the remainder of the lease term. Further, a lease modification resulting from lease concessions would require the application of the modification framework pursuant to ASC Topic 842 on a lease-by-lease basis. The potential large volume of contracts to be assessed due to the COVID-19 pandemic may be burdensome and complex for entities to evaluate the lease modification accounting for each lease. Therefore, the Lease Modification Q&A allows entities to elect to account for lease concessions related to the effects of the COVID-19 pandemic as if they were granted under the enforceable rights included in the original contract and are outside of the lease modification framework pursuant to ASC Topic 842. Such election is available for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee (e.g., total payments required by the modified contract being substantially the same as or less than total payments required by the original contract) and is to be applied consistently to leases with similar characteristics and circumstances.
As a result of the COVID-19 pandemic, we have granted lease concessions to an insignificant number of tenants within our medical office building segment, such as in the form of rent abatements with lease term extensions and rent payment deferrals requiring payment within one year. Such concessions were not material to our condensed consolidated financial statements, and as such, we elected not to apply the relief from lease modification accounting provided in the Lease Modification Q&A. We evaluate each lease concession granted as a result of COVID-19 to determine whether the concession reflects: (i) a resolution of contractual rights in the original lease and is thus outside of the lease modification framework of ASC Topic 842; or (ii) a modification for which we would be required to apply the lease modification framework of ASC Topic 842. The application of the lease modification framework of ASC Topic 842 to lease concessions granted due to the effects of the COVID-19 pandemic did not have a material impact to our condensed consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Building, improvements and construction in process	$2,308,181,000	$2,262,320,000
Land and improvements	197,034,000	195,491,000
Furniture, fixtures and equipment	163,661,000	150,508,000
	2,668,876,000	2,608,319,000
Less: accumulated depreciation	(380,685,000)	(337,898,000)
	$2,288,191,000	$2,270,421,000
Depreciation expense for the three months ended June 30, 2020 and 2019 was $22,518,000 and $21,530,000, respectively, and for the six months ended June 30, 2020 and 2019 was $45,260,000 and $43,734,000, respectively. For the three months ended June 30, 2020, we incurred capital expenditures of $28,675,000 for our integrated senior health campuses, $7,273,000 for our medical office buildings and $213,000 for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our hospitals, senior housing and skilled nursing facilities for the three months ended June 30, 2020. For the six months ended June 30, 2020, we incurred capital expenditures of $59,007,000 for our integrated senior health campuses, $11,472,000 for our medical office buildings, $467,000 for our senior housing — RIDEA facilities and $15,000 for our hospitals. We did not incur any capital expenditures for our senior housing and skilled nursing facilities for the six months ended June 30, 2020.
Included in the capital expenditure amounts above are completed expansions of integrated senior health campuses. For the six months ended June 30, 2020, we incurred $1,401,000 to expand our existing integrated senior health campuses. For the six months ended June 30, 2020, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we owned 67.6% at the time of acquisition, also acquired a land parcel in Ohio for a contract purchase price of $1,693,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of such land parcel attributed to our ownership interest.

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
As of June 30, 2020 and December 31, 2019, the carrying amount of the debt security investment was $74,253,000 and $72,717,000, respectively, net of unamortized closing costs of $1,294,000 and $1,375,000, respectively. Accretion on debt security for the three months ended June 30, 2020 and 2019 was $818,000 and $742,000, respectively, and for the six months ended June 30, 2020 and 2019 was $1,617,000 and $1,467,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended June 30, 2020 and 2019 was $41,000 and $35,000, respectively, and for the six months ended June 30, 2020 and 2019 was $81,000 and $68,000, respectively, which is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). In accordance with ASC Topic 326, we evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for both the three and six months ended June 30, 2020.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $22,377,000 and $21,029,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 9.3 years and 9.4 years as of June 30, 2020 and December 31, 2019, respectively)	$25,901,000	$30,407,000
Customer relationships, net of accumulated amortization of $411,000 and $336,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 16.3 years and 16.8 years as of June 30, 2020 and December 31, 2019, respectively)	2,429,000	2,504,000
Above-market leases, net of accumulated amortization of $2,116,000 and $2,057,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 4.8 years and 5.0 years as of June 30, 2020 and December 31, 2019, respectively)	1,233,000	1,452,000
Internally developed technology and software, net of accumulated amortization of $258,000 and $211,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 2.3 years and 2.8 years as of June 30, 2020 and December 31, 2019, respectively)	212,000	259,000
Unamortized intangible assets:
Certificates of need	96,670,000	94,838,000
Trade names	30,787,000	30,787,000
	$157,232,000	$160,247,000
Amortization expense for the three months ended June 30, 2020 and 2019 was $1,777,000 and $3,094,000, respectively, which included $107,000 and $132,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense for the six months ended June 30, 2020 and 2019 was $3,883,000 and $6,439,000, respectively, which included $219,000 and $344,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 9.7 years as of both June 30, 2020 and December 31, 2019. As of June 30, 2020, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$2,782,000
2021	4,624,000
2022	3,887,000
2023	3,118,000
2024	2,701,000
Thereafter	12,663,000
$29,775,000
6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Deferred rent receivables	$35,569,000	$33,205,000
Prepaid expenses, deposits and other assets	27,489,000	26,816,000
Inventory	19,989,000	23,872,000
Investments in unconsolidated entities	20,701,000	20,176,000
Deferred tax assets, net(1)	17,224,000	13,315,000
Lease commissions, net of accumulated amortization of $2,730,000 and $2,201,000 as of June 30, 2020 and December 31, 2019, respectively	11,402,000	10,794,000
Deferred financing costs, net of accumulated amortization of $3,676,000 and $2,138,000 as of June 30, 2020 and December 31, 2019, respectively(2)	6,651,000	8,137,000
Lease inducement, net of accumulated amortization of $1,316,000 and $1,140,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 10.4 years and 10.9 years as of June 30, 2020 and December 31, 2019, respectively)	3,684,000	3,860,000
	$142,709,000	$140,175,000
___________

(1)	See Note 16, Income Taxes, for a further discussion.

(2)	Deferred financing costs only include costs related to our lines of credit and term loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended June 30, 2020 and 2019 was $773,000 and $970,000, respectively, and for the six months ended June 30, 2020 and 2019 was $1,533,000 and $2,000,000, respectively. Amortization expense on deferred financing costs on our lines of credit and term loans is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for both the three months ended June 30, 2020 and 2019 was $88,000, and for both the six months ended June 30, 2020 and 2019 was $176,000. Amortization expense on lease inducement is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Investments in unconsolidated entities primarily represents our investment in RHS Partners, LLC, or RHS, a privately-held company that operates 16 integrated senior health campuses, three of which are also owned by RHS. Our effective ownership of RHS was 33.8% as of both June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, we had a receivable of $3,533,000 and $5,133,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying condensed consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	June 30, 2020			December 31, 2019
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$285,550,000	$17,664,000	$303,214,000	$278,297,000	$17,022,000	$295,319,000
Total liabilities	$257,872,000	$17,616,000	$275,488,000	$251,283,000	$17,245,000	$268,528,000

	Three Months Ended June 30,
	2020			2019
	RHS	Other	Total	RHS	Other	Total
Statements of Operations Data:
Revenues	$28,722,000	$3,575,000	$32,297,000	$35,062,000	$1,076,000	$36,138,000
Grant income	6,169,000	—	6,169,000	—	—	—
Expenses	33,015,000	4,313,000	37,328,000	35,743,000	1,431,000	37,174,000
Net income (loss)	$1,876,000	$(738,000)	$1,138,000	$(681,000)	$(355,000)	$(1,036,000)

	Six Months Ended June 30,
	2020			2019
	RHS	Other	Total	RHS	Other	Total
Statements of Operations Data:
Revenues	$64,526,000	$7,094,000	$71,620,000	$70,430,000	$1,076,000	$71,506,000
Grant income	6,248,000	—	6,248,000	—	—	—
Expenses	70,110,000	8,523,000	78,633,000	71,974,000	1,477,000	73,451,000
Net income (loss)	$664,000	$(1,429,000)	$(765,000)	$(1,544,000)	$(401,000)	$(1,945,000)
7. Mortgage Loans Payable, Net
As of June 30, 2020 and December 31, 2019, mortgage loans payable were $827,371,000 ($804,414,000, net of discount/premium and deferred financing costs) and $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs), respectively. As of June 30, 2020, we had 58 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 5.75% per annum based on interest rates in effect as of June 30, 2020 and a weighted average effective interest rate of 3.66%. As of December 31, 2019, we had 58 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.21% per annum based on interest rates in effect as of December 31, 2019 and a weighted average effective interest rate of 3.85%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Total fixed-rate debt	$708,468,000	$714,786,000
Total variable-rate debt	118,903,000	101,431,000
Total fixed- and variable-rate debt	827,371,000	816,217,000
Less: deferred financing costs, net	(9,387,000)	(9,362,000)
Add: premium	254,000	304,000
Less: discount	(13,824,000)	(14,289,000)
Mortgage loans payable, net	$804,414,000	$792,870,000
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$792,870,000	$688,262,000
Additions:
Borrowings on mortgage loans payable	17,502,000	61,472,000
Amortization of deferred financing costs	811,000	660,000
Amortization of discount/premium on mortgage loans payable	415,000	338,000
Deductions:
Scheduled principal payments on mortgage loans payable	(6,348,000)	(6,331,000)
Deferred financing costs	(836,000)	(837,000)
Ending balance	$804,414,000	$743,564,000
As of June 30, 2020, the principal payments due on our mortgage loans payable for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2020	$65,489,000
2021	55,936,000
2022	62,070,000
2023	50,327,000
2024	73,277,000
Thereafter	520,272,000
$827,371,000
8. Lines of Credit and Term Loans
2019 Corporate Line of Credit
On January 25, 2019, we, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, National Association, or KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; Citizens Bank, National Association, or Citizens Bank, as a syndication agent, a swing line lender, a letter of credit issuer, a joint lead arranger and joint bookrunner; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in the aggregate amount of $150,000,000 and a senior unsecured term loan facility in the aggregate amount of $480,000,000. We may obtain up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The maximum principal amount of the 2019

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2019 Corporate Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America. The 2019 Corporate Line of Credit matures on January 25, 2022, and may be extended for one 12-month period during the term of the 2019 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee.
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
As of both June 30, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of June 30, 2020 and December 31, 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $591,000,000 and $557,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.30% and 3.83% per annum, respectively.
On July 28, 2020, we amended the 2019 Corporate Line of Credit and entered into a First Amendment to the 2019 Corporate Credit Agreement, or the Credit Agreement Amendment. See Note 21, Subsequent Event — 2019 Corporate Credit Agreement Amendment, for a further discussion.
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
As of both June 30, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of June 30, 2020 and December 31, 2019, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $251,879,000 and $258,879,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.94% and 4.52% per annum, respectively.
Both the 2019 Corporate Credit Agreement and the 2019 Trilogy Credit Agreement contain various financial covenants. We were in compliance with such covenants as of June 30, 2020. The extent and severity of the COVID-19 pandemic on our business continues to evolve and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these financial covenants. If any future financial covenants are violated, we anticipate seeking a waiver or amending the debt covenants with our lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2020 and December 31, 2019, which are included in other assets, net, or security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$2,000	$—
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(7,665,000)	(2,821,000)
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(3,742,000)	(1,150,000)
					$(11,405,000)	$(3,971,000)
As of June 30, 2020 and December 31, 2019, none of our derivative financial instruments were designated as hedges. For the three months ended June 30, 2020 and 2019, we recorded $749,000 and $(4,117,000), respectively, and for the six months ended June 30, 2020 and 2019, we recorded $(7,434,000) and $(4,677,000), respectively, as a decrease/(increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of June 30, 2020 and December 31, 2019, identified intangible liabilities, net consisted of below-market leases of $479,000 and $663,000, respectively, net of accumulated amortization of $1,445,000 and $1,342,000, respectively. Amortization expense on below-market leases for the three months ended June 30, 2020 and 2019 was $91,000 and $104,000, respectively, and for the six months ended June 30, 2020 and 2019 was $184,000 and $209,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The weighted average remaining life of below-market leases was 2.8 years and 4.3 years as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, estimated amortization expense on below-market leases for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$112,000
2021	180,000
2022	89,000
2023	71,000
2024	27,000
Thereafter	—
$479,000
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on an international, national and local level by government authorities and businesses. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses are also experiencing dramatic increases in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment and other supplies required.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic. Since March 2020, we have postponed non-essential capital expenditures. In addition, in March 2020, we reduced stockholder distributions and partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. In response to the continued uncertainty and adverse effects of the COVID-19 pandemic on our operations, in May 2020, we suspended all distribution payments, the Amended and Restated DRIP and our share repurchase plan for all stockholders. In addition, in an effort to further increase our liquidity, our advisor

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

deferred 50.0% of the asset management fees that it would otherwise be entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, for a further discussion. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Influence Results of Operations, for a further discussion of the adverse impact of the COVID-19 pandemic to our business operations.
In addition to the government grants we recognized as of June 30, 2020 as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants, we received $52,322,000 of Medicare advance payments through an expanded program of the CMS that was intended to expedite cash flow to qualified healthcare providers. Such advance payments were based upon a qualified healthcare provider’s estimate of Medicare services to be performed for up to three months in the future and are recovered by CMS from future Medicare claims submitted by the qualified healthcare provider during a recoupment period commencing 120 days after the date of the issuance of the advance payments. We will bill Medicare claims related to such advance payments for services performed from August 2020 through November 2020, which is the end of our recoupment period under such CMS program. Any amounts of unutilized Medicare advance payments, which reflect funds received that are not applied to actual billings for Medicare services performed, will be repaid to CMS by November 2020. The entire amount of Medicare advance payments received as of June 30, 2020 is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets as we cannot currently estimate the future services to be performed and the amount of funds we will retain and/or return. Once the recoupment period commences in August 2020, any Medicare advance payments retained for actual services performed and Medicare claims billed will be included in resident fees and services revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
12. Redeemable Noncontrolling Interests
As of both June 30, 2020 and December 31, 2019, our advisor owned all of the 222 limited partnership units outstanding in our operating partnership. As of both June 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
As of both June 30, 2020 and December 31, 2019, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% of the outstanding equity interests of Trilogy. As of both June 30, 2020 and December 31, 2019, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$44,105,000	$38,245,000
Reclassification from equity	390,000	390,000
Distributions	(437,000)	(720,000)
Repurchase of redeemable noncontrolling interests	(150,000)	(3,000)
Fair value adjustment to redemption value	(371,000)	(84,000)
Net income attributable to redeemable noncontrolling interests	954,000	287,000
Ending balance	$44,491,000	$38,115,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both June 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. As of both June 30, 2020 and December 31, 2019, our advisor owned 22,222 shares of our common stock, which our advisor acquired on January 15, 2013. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, our board authorized the suspension of the Amended and Restated DRIP, and consequently, we ceased issuing shares pursuant to the 2019 DRIP Offering following the distributions paid in June 2020 to stockholders of record on or prior to the close of business on May 31, 2020. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through June 30, 2020, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 35,059,456 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 25,739,953 shares of our common stock under our share repurchase plan and granted an aggregate of 135,000 shares of our restricted common stock to our independent directors through June 30, 2020. As of June 30, 2020 and December 31, 2019, we had 194,407,323 and 193,967,474 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance — foreign currency translation adjustments	$(2,255,000)	$(2,560,000)
Net change in current period	(564,000)	(20,000)
Ending balance — foreign currency translation adjustments	$(2,819,000)	$(2,580,000)
Noncontrolling Interests
As of both June 30, 2020 and December 31, 2019, Trilogy REIT Holdings owned approximately 96.6% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV. Both GAHR IV and us are sponsored by American Healthcare Investors. We serve as the sole manager of Trilogy REIT Holdings. As of both June 30, 2020 and December 31, 2019, NHI and GAHR IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively. For the three and six months ended June 30, 2020 and 2019, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For both the three months ended June 30, 2020 and 2019, we recognized stock compensation expense related to the Profit Interests of $195,000 and for both the six months ended June 30, 2020 and 2019, we recognized stock compensation expense related to the Profit Interests of $390,000.
There were no canceled, expired or exercised Profit Interests during the six months ended June 30, 2020 and 2019. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
As of both June 30, 2020 and December 31, 2019, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and six months ended June 30, 2020 and 2019.
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000. Our advisor agreed to waive the disposition fee and expense reimbursements related to such disposition that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of consideration or any repayment as a result of the waiver of such disposition fees and expense reimbursements. For the period from April 7, 2020 through June 30, 2020, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss), and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheet as of June 30, 2020.
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
On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, our board authorized the suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As a result, our board also approved the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020.
Since October 5, 2016, our board had approved and established an estimated per share NAV annually. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to the Amended and Restated DRIP were issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV. The following is a summary of our historical and current estimated per share NAV:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
10/03/19	$9.40
For the three months ended June 30, 2020 and 2019, $8,720,000 and $14,115,000, respectively, in distributions were reinvested and 927,741 and 1,506,395 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For the six months ended June 30, 2020 and 2019, $21,861,000 and $28,311,000, respectively, in distributions were reinvested and 2,325,762 and 3,021,493 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of June 30, 2020 and December 31, 2019, a total of $327,012,000 and $305,151,000, respectively, in distributions were reinvested that resulted in 35,059,456 and 32,733,694 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. As a result, on March 31, 2020, our board partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests that resulted from the death or qualifying disability of

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Subsequently, on May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan.
Prior to the suspension of the share repurchase plan, our share repurchase plan, as amended, allowed for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter of 2019, the number of shares that were repurchased during any fiscal quarter was limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to our DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder were not subject to this quarterly cap or to our existing cap on repurchases of 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.
The Repurchase Amount, as such term is defined in our share repurchase plan, was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. For requests submitted pursuant to a death or a qualifying disability of a stockholder, the Repurchase Amount was 100% of the amount per share the stockholder paid for their shares of common stock. Since October 5, 2016, our board has approved and established an estimated per share NAV annually. See the “Distribution Reinvestment Plan” section above for a summary of our historical and current estimated per share NAV. Accordingly, commencing with share repurchase requests submitted during the quarter that our board approved and established an estimated per share NAV, such per share NAV served as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such per share NAV in our initial offering, until such time as our board determined an updated estimated per share NAV.
For the three months ended June 30, 2020 and 2019, we repurchased 1,893,413 and 1,966,636 shares of our common stock, respectively, for an aggregate of $17,986,000 and $18,649,000, respectively, at an average purchase price of $9.50 and $9.48 per share, respectively. For the six months ended June 30, 2020 and 2019, we repurchased 1,893,413 and 5,850,352 shares of our common stock, respectively, for an aggregate of $17,986,000 and $55,135,000, respectively, at an average repurchase price of $9.50 and $9.42 per share, respectively.
As of June 30, 2020 and December 31, 2019, we cumulatively repurchased 25,739,953 and 23,846,540 shares of our common stock, respectively, for an aggregate of $239,809,000 and $221,823,000, respectively, at an average repurchase price of $9.32 and $9.30 per share, respectively. In July 2020, we repurchased 517,263 shares of our common stock, under our share repurchase plan, for an aggregate of $5,120,000, at an average purchase price of $9.90 per share. Shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to our DRIP Offerings.
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
For both the three and six months ended June 30, 2020, we granted an aggregate of 7,500 shares of our restricted common stock, at a weighted average grant date fair value of $9.40 per share, to our independent directors in connection with their re-election to our board. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For both the three months ended June 30, 2020 and 2019, we recognized stock compensation expense related to the independent director grants of $57,000 and for both the six months ended June 30, 2020 and 2019, we recognized stock compensation expense related to the independent director grants of $100,000. Such stock compensation

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three and six months ended June 30, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended June 30, 2020 and 2019, we incurred $5,976,000 and $6,477,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $12,151,000 and $12,718,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended June 30, 2020 and 2019, we incurred $0 and $440,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $36,000 and $798,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended June 30, 2020 and 2019, we incurred $26,000 and $13,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $74,000 and $163,000, respectively, in development fees to our advisor or its affiliates, which are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In an effort to increase our liquidity during the ongoing uncertainty surrounding the COVID-19 pandemic, on May 29, 2020, our advisor deferred 50.0% of the asset management fees that it would otherwise be entitled to receive pursuant to the Advisory Agreement for services performed by our advisor or its affiliates during the period from June 1, 2020 to November 30, 2020, with the full amount of such deferred fees becoming due and payable by us on January 2, 2021. Such deferred asset management fees of $859,000 as of June 30, 2020 are included in accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
For the three months ended June 30, 2020 and 2019, we incurred $5,139,000 and $5,020,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $10,244,000 and $9,997,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended June 30, 2020 and 2019, we incurred $650,000 and $660,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $1,303,000 and $1,279,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended June 30, 2020 and 2019, we incurred $78,000 and $145,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $281,000 and $169,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended June 30, 2020 and 2019, we incurred $25,000 and $162,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $94,000 and $199,000, respectively, in construction management fees to our advisor or its affiliates.
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
For the 12 months ended June 30, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended June 30,
	2020	2019
Operating expenses as a percentage of average invested assets	0.9%	0.9%
Operating expenses as a percentage of net income	18.8%	19.2%
For the three months ended June 30, 2020 and 2019, our advisor or its affiliates incurred operating expenses on our behalf of $58,000 and $37,000, respectively, and for the six months ended June 30, 2020 and 2019, incurred operating expenses on our behalf of $119,000 and $113,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and six months ended June 30, 2020 and 2019, our advisor and its affiliates were not compensated for any additional services.
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
For the three and six months ended June 30, 2020, our advisor agreed to waive the $220,000 disposition fee that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 13, Equity — Noncontrolling Interests, for a further discussion of the disposition of membership interests in a consolidated limited liability company. For the three and six months ended June 30, 2019, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2020 and 2019, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2020 and 2019, we did not pay any such distributions to our advisor.
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
As of June 30, 2020 and December 31, 2019, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2020 and December 31, 2019:

Fee	June 30, 2020	December 31, 2019
Asset and property management fees	$1,914,000	$1,991,000
Construction management fees	161,000	175,000
Lease commissions	76,000	143,000
Development fees	14,000	—
Operating expenses	13,000	12,000
	$2,178,000	$2,321,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$2,000	$—	$2,000
Total assets at fair value	$—	$2,000	$—	$2,000
Liabilities:
Derivative financial instruments	$—	$11,407,000	$—	$11,407,000
Warrants	—	—	1,178,000	1,178,000
Total liabilities at fair value	$—	$11,407,000	$1,178,000	$12,585,000

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
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2020 and 2019.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Warrants
As of both June 30, 2020 and December 31, 2019, we have recorded $1,178,000 related to warrants in Trilogy common units held by certain members of Trilogy’s pre-closing management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s pre-closing management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of June 30, 2020 and December 31, 2019, the carrying value is a reasonable estimate of fair value.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair value of our mortgage loans payable and our lines of credit and term loans are estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$74,253,000	$93,361,000	$72,717,000	$94,026,000
Financial Liabilities:
Mortgage loans payable	$804,414,000	$786,097,000	$792,870,000	$732,846,000
Lines of credit and term loans	$836,228,000	$847,985,000	$807,742,000	$816,355,000
___________

(1)	Carrying amount is net of any discount/premium and unamortized costs.
16. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRS, pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
On December 22, 2017, the United States government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the United States tax code, including, but not limited to, reducing the United States federal corporate tax rate from 35.0% to 21.0%, eliminating the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss, or NOL, carryforwards created in tax years beginning after December 31, 2017. The Tax Act is still unclear in some respects and could be subject to potential amendments and technical corrections. The federal income tax rules dealing with United States federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. As a result, the long-term impact of the Tax Act on the overall economy, government revenues, our tenants, us and the real estate industry cannot be reliably predicted at this time. We continue to work with our tax advisors to determine the full impact that the tax legislation as a whole will have on us.
On March 27, 2020, the CARES Act was passed into law by the federal government that contains economic stimulus provisions, including the temporary removal of limitations on the deductibility of NOL, modifications to the carryback periods of NOL, modifications to the business interest deduction limitations and technical corrections to the tax depreciation recovery period of qualified improvement property. Accordingly, tax law changes within the CARES Act may impact income taxes accrued, deferred tax assets or liabilities and the associated valuation allowances included in our condensed consolidated financial statements, if any. We do not anticipate that tax law changes in the CARES Act will materially impact the computation of our taxable income, including our TRS. We also do not expect that we will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act. We will continue to evaluate the tax impact of the CARES Act and any guidance provided by the United States Treasury Department, the IRS, and other state and local regulatory authorities to our condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of income before taxes for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$20,984,000	$109,000	$10,131,000	$7,315,000
Foreign	(78,000)	(105,000)	(219,000)	(302,000)
Income before income taxes	$20,906,000	$4,000	$9,912,000	$7,013,000
The components of income tax benefit or expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal deferred	$160,000	$(543,000)	$(427,000)	$(1,091,000)
State deferred	20,000	(70,000)	(46,000)	(140,000)
Federal current	—	—	(38,000)	—
Foreign current	118,000	275,000	275,000	420,000
Valuation allowances	(179,000)	497,000	(2,856,000)	1,121,000
Total income tax expense (benefit)	$119,000	$159,000	$(3,092,000)	$310,000
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate and real estate-related investments located in the UK and Isle of Man.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax NOL that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of June 30, 2020 and December 31, 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of June 30, 2020 and December 31, 2019, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2020 and 2019, we recognized $28,799,000 and $30,898,000, respectively, of revenues related to operating lease payments, of which $4,442,000 and $4,349,000, respectively, was for variable lease payments. For the six months ended June 30, 2020 and 2019, we recognized $57,622,000 and $61,951,000, respectively, of revenues related to operating lease payments, of which $8,892,000 and $9,090,000, respectively, was for variable lease payments. As of June 30, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the six months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2020	$43,479,000
2021	87,124,000
2022	81,284,000
2023	73,821,000
2024	67,279,000
Thereafter	447,420,000
Total	$800,407,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2112, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of June 30, 2020, we had future lease payments of $17,079,000 for an operating lease that has not yet commenced. Such operating lease will commence in the year 2021 with a lease term of 10 years.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments that are adjusted periodically based on the United States Bureau of Labor Statistics’ Consumer Price Index, and may also include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows:

		Three Months Ended June 30,
Lease Cost	Classification	2020	2019
Operating lease cost(1)	Property operating expenses and rental expenses	$8,245,000	$7,664,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	510,000	79,000
Accretion of lease liabilities	Interest expense	162,000	53,000
Total lease cost		$8,917,000	$7,796,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Six Months Ended June 30,
Lease Cost	Classification	2020	2019
Operating lease cost(1)	Property operating expenses and rental expenses	$16,439,000	$15,120,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,045,000	1,053,000
Accretion of lease liabilities	Interest expense	331,000	132,000
Total lease cost		$17,815,000	$16,305,000
___________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	13.0	13.5
Finance leases	1.6	1.3
Weighted average discount rate
Operating leases	5.81%	5.94%
Finance leases	6.61%	7.33%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$12,177,000	$11,087,000
Operating cash outflows related to finance leases	$331,000	$131,000
Financing cash outflows related to finance leases	$933,000	$1,772,000
Leased assets obtained in exchange for finance lease liabilities	$66,000	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$12,875,000	$114,000
Operating Leases
As of June 30, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2020	$13,293,000
2021	26,349,000
2022	26,878,000
2023	27,148,000
2024	26,486,000
Thereafter	194,772,000
Total operating lease payments	314,926,000
Less: interest	101,231,000
Present value of operating lease liabilities	$213,695,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Finance Leases
As of June 30, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2020	$311,000
2021	151,000
2022	22,000
2023	16,000
2024	—
Thereafter	—
Total finance lease payments	500,000
Less: interest	17,000
Present value of finance lease liabilities	$483,000
18. Segment Reporting
As of June 30, 2020, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain or loss in fair value of derivative financial instruments, impairment of real estate investments, foreign currency gain or loss, other income, income or loss from unconsolidated entities and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2020 and 2019 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended June 30, 2020
Revenues and grant income:
Resident fees and services	$232,832,000	$21,785,000	$—	$—	$—	$—	$254,617,000
Real estate revenue	—	—	19,580,000	3,387,000	4,376,000	2,770,000	30,113,000
Grant income	29,990,000	—	—	—	—	—	29,990,000
Total revenues and grant income	262,822,000	21,785,000	19,580,000	3,387,000	4,376,000	2,770,000	314,720,000
Expenses:
Property operating expenses	218,535,000	15,656,000	—	—	—	—	234,191,000
Rental expenses	—	—	7,594,000	22,000	420,000	111,000	8,147,000
Segment net operating income	$44,287,000	$6,129,000	$11,986,000	$3,365,000	$3,956,000	$2,659,000	$72,382,000
Expenses:
General and administrative							$7,781,000
Acquisition related expenses							19,000
Depreciation and amortization							24,572,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(17,652,000)
Gain in fair value of derivative financial instruments							749,000
Impairment of real estate investments							(3,233,000)
Income from unconsolidated entities							694,000
Foreign currency loss							(183,000)
Other income							521,000
Income before income taxes							20,906,000
Income tax expense							(119,000)
Net income							$20,787,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended June 30, 2019
Revenues:
Resident fees and services	$256,041,000	$16,431,000	$—	$—	$—	$—	$272,472,000
Real estate revenue	—	—	20,104,000	5,931,000	3,667,000	2,757,000	32,459,000
Total revenues	256,041,000	16,431,000	20,104,000	5,931,000	3,667,000	2,757,000	304,931,000
Expenses:
Property operating expenses	228,319,000	11,571,000	—	—	—	—	239,890,000
Rental expenses	—	—	7,597,000	127,000	368,000	134,000	8,226,000
Segment net operating income	$27,722,000	$4,860,000	$12,507,000	$5,804,000	$3,299,000	$2,623,000	$56,815,000
Expenses:
General and administrative							$6,512,000
Acquisition related expenses							400,000
Depreciation and amortization							24,743,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(19,560,000)
Loss in fair value of derivative financial instruments							(4,117,000)
Loss from unconsolidated entities							(493,000)
Foreign currency loss							(1,232,000)
Other income							246,000
Income before income taxes							4,000
Income tax expense							(159,000)
Net loss							$(155,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Six Months Ended June 30, 2020
Revenues and grant income:
Resident fees and services	$500,626,000	$43,917,000	$—	$—	$—	$—	$544,543,000
Real estate revenue	—	—	39,178,000	6,793,000	8,739,000	5,521,000	60,231,000
Grant income	29,990,000	—	—	—	—	—	29,990,000
Total revenues and grant income	530,616,000	43,917,000	39,178,000	6,793,000	8,739,000	5,521,000	634,764,000
Expenses:
Property operating expenses	458,133,000	31,798,000	—	—	—	—	489,931,000
Rental expenses	—	—	15,232,000	43,000	826,000	216,000	16,317,000
Segment net operating income	$72,483,000	$12,119,000	$23,946,000	$6,750,000	$7,913,000	$5,305,000	$128,516,000
Expenses:
General and administrative							$14,355,000
Acquisition related expenses							253,000
Depreciation and amortization							49,659,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(36,186,000)
Loss in fair value of derivative financial instruments							(7,434,000)
Impairment of real estate investments							(8,335,000)
Loss from unconsolidated entities							(210,000)
Foreign currency loss							(3,248,000)
Other income							1,076,000
Income before income taxes							9,912,000
Income tax benefit							3,092,000
Net income							$13,004,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Six Months Ended June 30, 2019
Revenues:
Resident fees and services	$507,755,000	$32,999,000	$—	$—	$—	$—	$540,754,000
Real estate revenue	—	—	40,658,000	11,583,000	7,326,000	5,668,000	65,235,000
Total revenues	507,755,000	32,999,000	40,658,000	11,583,000	7,326,000	5,668,000	605,989,000
Expenses:
Property operating expenses	451,647,000	23,195,000	—	—	—	—	474,842,000
Rental expenses	—	—	15,413,000	223,000	730,000	285,000	16,651,000
Segment net operating income	$56,108,000	$9,804,000	$25,245,000	$11,360,000	$6,596,000	$5,383,000	$114,496,000
Expenses:
General and administrative							$13,429,000
Acquisition related expenses							(296,000)
Depreciation and amortization							50,371,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(38,619,000)
Loss in fair value of derivative financial instruments							(4,677,000)
Loss from unconsolidated entities							(947,000)
Foreign currency loss							(190,000)
Other income							454,000
Income before income taxes							7,013,000
Income tax expense							(310,000)
Net income							$6,703,000
Total assets by reportable segment as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Integrated senior health campuses	$1,878,944,000	$1,791,868,000
Medical office buildings	620,262,000	620,292,000
Senior housing — RIDEA	354,386,000	360,823,000
Senior housing	146,518,000	152,909,000
Skilled nursing facilities	120,924,000	126,606,000
Hospitals	111,604,000	113,737,000
Other	20,934,000	6,054,000
Total assets	$3,253,572,000	$3,172,289,000
As of both June 30, 2020 and December 31, 2019, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and grant income:
United States	$313,560,000	$303,721,000	$632,406,000	$603,543,000
International	1,160,000	1,210,000	2,358,000	2,446,000
	$314,720,000	$304,931,000	$634,764,000	$605,989,000
The following is a summary of real estate investments, net by geographic regions as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Real estate investments, net:
United States	$2,241,655,000	$2,219,882,000
International	46,536,000	50,539,000
	$2,288,191,000	$2,270,421,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2020, properties in two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana and Ohio accounted for 39.7% and 10.5%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2020, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing, accounted for 53.8%, 25.0%, 10.0%, 5.1%, 3.6% and 2.5%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of June 30, 2020, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of June 30, 2020.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 and $7,000, respectively, for the three months ended June 30, 2020 and 2019, and $9,000 and $14,000, respectively, for the six months ended June 30, 2020 and 2019. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of both June 30, 2020 and 2019, there were 46,500 nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both June 30, 2020 and 2019, there were 222 redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Subsequent Event
2019 Corporate Credit Agreement Amendment
On July 28, 2020, we entered into the Credit Agreement Amendment with Bank of America; KeyBank; Citizens Bank; and a syndicate of other banks, as lenders. The material terms of the Credit Agreement Amendment provide for, including among other things, the following, with capitalized terms having the meaning as defined in the 2019 Corporate Credit Agreement, unless otherwise defined herein: (i) revisions to financial covenant calculations to exclude the assets, liabilities and operating performance of our indirect, majority-owned subsidiary Trilogy REIT Holdings or any subsidiary thereof; (ii) the inclusion of a covenant modification period beginning on June 30, 2020 continuing through the earlier of (a) June 30, 2021, or (b) the date we deliver written notice to end the covenant modification period, subject to certain conditions, or the First Amendment Period; (iii) an increased Consolidated Leverage Ratio equal to or less than 65.0% during the First Amendment Period; (iv) changes to the applicable interest rate based on revisions to the Consolidated Leverage Ratio pricing grid; (v) an increased Consolidated Unencumbered Leverage Ratio equal to or less than 65.0% during the First Amendment Period; (vi) revisions to the Consolidated Tangible Net Worth and EBITDAR coverage requirements; (vii) the inclusion of a LIBOR floor, provided that the Term Loan Hedged Portion of the Term Loans shall not be subject to such floor; (viii) our operating partnership to pledge the equity interests in each direct and indirect subsidiary that owns an unencumbered asset; (ix) the removal of swing line loans; (x) updates regarding restrictions and limitations on certain investments during the remainder of the term of the 2019 Corporate Line of Credit; (xi) clarifications regarding events triggering a Fundamental Change; (xii) a restriction on the payment of distributions and share repurchases during the First Amendment Period; and (xiii) a lender fee. Notwithstanding the foregoing, the Credit Agreement Amendment provides that we can opt out of these modifications based on our written irrevocable election to end the First Amendment Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 26, 2020. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2020 and December 31, 2019, together with our results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As of June 30, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See the “Liquidity and Capital Resources” section below for a further discussion.
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses are also experiencing dramatic increases in costs to care for residents, particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. Since March 2020, we have postponed non-essential capital expenditures. In addition, in March 2020, we reduced stockholder distributions and partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. In response to the continued uncertainty and adverse effects of the COVID-19 pandemic on our operations, in May 2020, we suspended all distribution payments, the Amended and Restated DRIP and our share repurchase plan for all stockholders to further conserve and preserve liquidity. Furthermore, in an effort to increase our liquidity, our advisor deferred 50.0% of the asset management fees that it would otherwise be entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See the “Factors Which May Influence Results of Operations,” “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On October 3, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.40. We previously provided an updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on October 4, 2019 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV. A combination of economic factors driven by the COVID-19 pandemic, including the decline in property sales and the temporary closure of non-essential businesses, has drastically impacted the traditional valuation methodologies for almost all types of commercial real estate, including healthcare real estate. Because asset values are difficult to discern at this time due to such market disruptions and concerns regarding the reliability of traditional valuation methodologies in the current environment, the audit committee of our board has determined it would not be practical or prudent to attempt to determine an updated estimated per share NAV at this time. As such, we do not anticipate publishing an updated estimated per share NAV of our common stock in October 2020. Our board will, however, continue to monitor the commercial and healthcare real estate markets and will update stockholders regarding an updated estimated per share NAV when market conditions permit our board to calculate an updated estimated per share NAV with reasonable certainty. See Part II, Item 5, Other Information, of this Quarterly Report on Form 10-Q for a further discussion.
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
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of June 30, 2020, we owned and/or operated 98 properties, comprising 102 buildings, and 119 integrated senior health campuses including completed development projects, or approximately 13,907,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,003,934,000. In addition, as of June 30, 2020, we also owned a real estate-related investment purchased for $60,429,000.
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
Acquisition in 2020
For a discussion of our acquisition of a land parcel in 2020, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations
Due to the ongoing COVID-19 pandemic in the United States and globally, our residents, tenants, operating partners and managers may be materially impacted. The situation presents a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus has resulted in a massive strain throughout the healthcare system. The COVID-19 pandemic is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement aggressive protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19.
Each type of real estate asset we own has been impacted by COVID-19 to varying degrees. The COVID-19 pandemic has negatively impacted the businesses of our medical office tenants and their ability to pay rent on a timely basis. In the early months of the pandemic when many of the states had implemented “stay at home” orders, in excess of 50.0% of our tenants in medical office buildings had been classified by state governments as “non-essential” and were ordered to either shut down entirely, or significantly limit hours of operations, which prevented or significantly limited our tenants from seeing patients in their offices and thereby creating unprecedented revenue pressure on such tenants. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, the number of patients returning to such offices varies across practice types and geographic markets as people continue to delay office visits indefinitely due to the fears or uncertainties associated with COVID-19 despite the availability of services. Additionally, while restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates are on the rise, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities and integrated senior health campuses, based on preliminary information available to management as of July 31, 2020, we have experienced an approximate 8.4% decline in our resident occupancies since February 2020 largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines. In addition, prospective residents in such facilities and campuses may choose to delay moving into communities until the threat posed by the virus has declined. Further, the elimination of elective hospital procedures, which drive post-acute skilled nursing admissions, has impacted our resident occupancy levels of our integrated senior health campuses. Our facilities have adopted different phased-in approaches to facility operations depending on the market in which they operate, which range from stringent restrictions of essential visitors and frequent testing of staff and residents to allowing screened visitors and limited activities. At the same time that our senior housing — RIDEA facilities and integrated senior health campuses are facing a reduction in revenue associated with lower resident occupancies, they are also experiencing up to a 30.0% increase in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of PPE and other supplies required. Our leased, non-RIDEA senior housing and skilled nursing facilities are also experiencing and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus is on resident occupancy recovery and operating expense management.
The impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our RIDEA properties continue to evaluate their options for financial assistance, such as utilizing programs within the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants, tax benefits and Medicare reimbursement programs. Some of our tenants within our non-RIDEA properties are also seeking financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
We are closely monitoring COVID-19 developments and continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns have created pent-up demand for doctors’ visits, move-ins into senior housing facilities and elective procedures, which will eventually drive skilled nursing occupancies higher. While the impact of the COVID-19 pandemic has had an adverse effect on our business, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. The lasting impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain it, which are highly uncertain and cannot be predicted at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion.

Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of June 30, 2020, our properties were 91.0% leased and during the remainder of 2020, 3.9% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2020, our remaining weighted average lease term was 7.4 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our combined senior housing — RIDEA facilities and integrated senior health campuses were 76.6% and 79.6% leased, respectively, for the three and six months ended June 30, 2020. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2020 and 2019
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, and under a normalized operating environment, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing property expansions and developments.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2020, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
The COVID-19 pandemic has had a significant impact on the operations of our real estate portfolio. Although we have experienced a delay in receiving rent payments from our tenants, as of June 30, 2020, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. In addition, substantially all of the contractual rent through June 2020 from our medical office building tenants has been received. However, given the significant uncertainty of the impact of COVID-19, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding rent collections through June 2020 should not serve as an indication of expected future rent collections. We received lease concession requests from some of our medical office building tenants primarily during the second quarter of 2020 that resulted in an insignificant number of concessions granted, such as in the form of rent abatements with a lease term extension for up to seven years and rent payment deferrals requiring repayment within one year. Such lease concessions granted do not have a material impact to our condensed consolidated financial statements. No contractual rent for our medical office building tenants was forgiven.
Except where otherwise noted, the changes in our consolidated results of operations for 2020 as compared to 2019 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic, as well as the development and expansion of our portfolio of integrated senior health campuses. In addition, there are changes in our results of operations by reporting segment due to the transitioning of the operations of seven senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019. As of June 30, 2020 and 2019, we owned and/or operated the following types of properties:

	June 30,
	2020			2019
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	119	$1,548,593,000	(1)	113	$1,513,399,000	(1)
Medical office buildings	64	664,135,000	87.9%	64	664,135,000	89.9%
Senior housing — RIDEA	20	433,891,000	(2)	13	320,035,000	(2)
Senior housing	9	89,535,000	100%	16	203,391,000	100%
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	221	$3,003,934,000	91.0%	215	$2,968,740,000	93.0%

___________

(1)
For the three months ended June 30, 2020 and 2019, the leased percentage for the resident units of our integrated senior health campuses was 76.6% and 87.5%, respectively. For the six months ended June 30, 2020 and 2019, the leased percentage for the resident units of our integrated senior health campuses was 80.0% and 85.6%, respectively.

(2)
For the three months ended June 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 76.3% and 82.7%, respectively. For the six months ended June 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 76.9% and 83.1%, respectively.

(3)	Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues and Grant Income
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Resident Fees and Services
Integrated senior health campuses	$232,832,000	$256,041,000	$500,626,000	$507,755,000
Senior housing — RIDEA	21,785,000	16,431,000	43,917,000	32,999,000
Total resident fees and services	254,617,000	272,472,000	544,543,000	540,754,000
Real Estate Revenue
Medical office buildings	19,580,000	20,104,000	39,178,000	40,658,000
Skilled nursing facilities	4,376,000	3,667,000	8,739,000	7,326,000
Senior housing	3,387,000	5,931,000	6,793,000	11,583,000
Hospitals	2,770,000	2,757,000	5,521,000	5,668,000
Total real estate revenue	30,113,000	32,459,000	60,231,000	65,235,000
Grant Income
Integrated senior health campuses	29,990,000	—	29,990,000	—
Total grant income	29,990,000	—	29,990,000	—
Total revenues and grant income	$314,720,000	$304,931,000	$634,764,000	$605,989,000
For the three and six months ended June 30, 2020 and 2019, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three and six months ended June 30, 2020 and 2019, real estate revenue primarily consisted of base rent and expense recoveries. For the three and six months ended June 30, 2020, we recognized $29,990,000 of grant income for our integrated senior health campuses related to government grants received through CARES Act economic relief programs, which we received as a result of lost resident fees and services revenues due to a decline in resident occupancy. An additional $7,260,000 of such government grants were received, which we have deferred and anticipate to recognize as grant income during the remainder of 2020. See Note 2, Summary of Significant Accounting Policies — Government Grants, to our accompanying condensed consolidated financial statements for a further discussion.

Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Property Operating Expenses
Integrated senior health campuses	$218,535,000	83.1%	$228,319,000	89.2%	$458,133,000	86.3%	$451,647,000	88.9%
Senior housing — RIDEA	15,656,000	71.9%	11,571,000	70.4%	31,798,000	72.4%	23,195,000	70.3%
Total property operating expenses	$234,191,000	82.3%	$239,890,000	88.0%	$489,931,000	85.3%	$474,842,000	87.8%

Rental Expenses
Medical office buildings	$7,594,000	38.8%	$7,597,000	37.8%	$15,232,000	38.9%	$15,413,000	37.9%
Skilled nursing facilities	420,000	9.6%	368,000	10.0%	826,000	9.5%	730,000	10.0%
Hospitals	111,000	4.0%	134,000	4.9%	216,000	3.9%	285,000	5.0%
Senior housing	22,000	0.6%	127,000	2.1%	43,000	0.6%	223,000	1.9%
Total rental expenses	$8,147,000	27.1%	$8,226,000	25.3%	$16,317,000	27.1%	$16,651,000	25.5%
For the three months ended June 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $203,660,000 and $210,125,000, respectively. For the six months ended June 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $426,028,000 and $414,826,000, respectively. Overall, property operating expenses have significantly increased due to labor costs, the single largest expense line item for skilled nursing facilities and senior housing facilities, as well as the costs of COVID-19 testing of employees and residents and the costs of PPE and other supplies required as a result of the COVID-19 pandemic. For the three and six months ended June 30, 2020, we recognized approximately $5,985,000 and $6,213,000, respectively, of additional property operating expenses for our integrated senior health campuses related to the COVID-19 pandemic. Further, we recognized approximately $619,000 and $761,000, respectively, of additional rental expenses for our senior housing — RIDEA facilities in response to the COVID-19 pandemic, which was partially offset by $276,000 in government grants for both the three and six months ended June 30, 2020 recognized through CARES Act economic relief programs. Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings, hospitals, senior housing and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we own and/or operate in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asset management and property management oversight fees — affiliates	$5,768,000	$5,020,000	$10,873,000	$9,997,000
Professional and legal fees	929,000	631,000	1,400,000	1,165,000
Transfer agent services	305,000	335,000	630,000	657,000
Stock compensation expense	195,000	195,000	390,000	390,000
Bank charges	164,000	43,000	278,000	102,000
Postage and delivery	117,000	124,000	162,000	141,000
Directors’ and officers’ liability insurance	83,000	79,000	165,000	158,000
Board of directors fees	77,000	68,000	154,000	140,000
Franchise taxes	60,000	76,000	146,000	198,000
Restricted stock compensation	57,000	57,000	100,000	100,000
Bad debt expense	—	(176,000)	—	272,000
Other	26,000	60,000	57,000	109,000
Total	$7,781,000	$6,512,000	$14,355,000	$13,429,000
The increase in general and administrative expense for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due to the increase in asset management and property management oversight fees as a result of an increase in our average invested assets in 2020 as compared to 2019, partially offset by bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019.
Depreciation and Amortization
For the three months ended June 30, 2020 and 2019, depreciation and amortization was $24,572,000 and $24,743,000, respectively, which primarily consisted of depreciation on our operating properties of $22,518,000 and $21,530,000, respectively, and amortization on our identified intangible assets of $1,670,000 and $2,962,000, respectively.
For the six months ended June 30, 2020 and 2019, depreciation and amortization was $49,659,000 and $50,371,000, respectively, which primarily consisted of depreciation on our operating properties of $45,260,000 and $43,734,000, respectively, and amortization of our identified intangible assets of $3,664,000 and $6,095,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense:
Lines of credit and term loans and derivative financial instruments	$7,828,000	$9,612,000	$16,261,000	$19,218,000
Mortgage loans payable	8,120,000	8,157,000	16,458,000	15,871,000
Amortization of deferred financing costs:
Lines of credit and term loans	773,000	970,000	1,533,000	2,000,000
Mortgage loans payable	341,000	381,000	636,000	639,000
Amortization of debt discount/premium, net	207,000	169,000	415,000	338,000
(Gain) loss in fair value of derivative financial instruments	(749,000)	4,117,000	7,434,000	4,677,000
Accretion of finance lease liabilities	162,000	52,000	331,000	131,000
Interest expense on financing obligations and other liabilities	221,000	219,000	552,000	422,000
Total	$16,903,000	$23,677,000	$43,620,000	$43,296,000

The change in total interest expense for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily related to the decrease in interest expense as a result of the termination of an agreement for our previous credit facility and decrease in interest rates on our variable rate debt, partially offset by the change in loss on fair value recognized on the derivative financial instruments, which was due to a decrease in London Inter-bank Offered Rate, or LIBOR, rates relative to our interest rate swap contracts.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $25,046,000 to pay interest on our outstanding indebtedness for the remainder of 2020, based on interest rates in effect as of June 30, 2020, and that we will require $65,489,000 to pay principal on our outstanding indebtedness for the remainder of 2020. On July 28, 2020, we entered into an amendment to the credit agreement entered into on January 25, 2019 for our credit facility as discussed in Note 21, Subsequent Event — 2019 Corporate Credit Agreement Amendment, to our accompanying condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board has taken steps since March 2020 to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board approved a daily distribution rate for April and May 2020 equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. On March 31, 2020, our board also partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests resulting from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Additionally, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, to further maximize our liquidity, on May 29, 2020, our board approved the suspension of all stockholder distributions and the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspensions were effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See the “Distributions” section below for a further discussion. Furthermore, on May 29, 2020, our board approved the suspension of our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from death or qualifying disability of stockholders. Our board will continue to assess our distribution policy in light of our operations and future capital needs and shall determine if and when it is in the best interest of our company and our stockholders to reinstate distributions, the Amended and Restated DRIP or our share repurchase plan. In addition to the actions taken by our board described above, our advisor deferred 50.0% of the asset management fees that it would otherwise be entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of such deferred asset management fees.
As of June 30, 2020, our cash on hand was $134,338,000 and we had $147,121,000 available on our lines of credit and term loans. Such cash on hand included $16,831,000 of government grants and $51,570,000 in Medicare advance payments received by Trilogy Investors, LLC, of which we currently own 67.6%, through economic stimulus programs of the CARES Act. See Note 2, Summary of Significant Accounting Policies — Government Grants, and Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, to our accompanying condensed consolidated financial statements for a further discussion of such relief funds. We believe that such proceeds of cash and available lines of credit will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings, or additional equity investments from us or joint venture partners. As of June 30, 2020, we had $12,139,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of June 30, 2020, we originally estimated that our discretionary expenditures for capital and tenant improvements could have required up to $28,614,000 for the remaining six months of 2020. However, in light of the COVID-19 pandemic and to further preserve cash, since March 2020, we suspended all non-essential, discretionary expenditures for capital improvements, as well as developments and/or expansions, that were anticipated during 2020 throughout our real estate investment portfolio. In particular, we suspended capital expenditures that are not directly associated with the maintenance or expansion of tenant occupancy and the enhancement of net operating income. The duration of our suspension of capital expenditures and developments are uncertain and an update to the actual amounts forecasted to be expended for the remainder of the year cannot be estimated at this time.
Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents and restricted cash — beginning of period	$89,880,000	$72,705,000
Net cash provided by operating activities	148,867,000	53,831,000
Net cash used in investing activities	(67,932,000)	(29,450,000)
Net cash provided by (used in) financing activities	984,000	(23,340,000)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(118,000)	(23,000)
Cash, cash equivalents and restricted cash — end of period	$171,681,000	$73,723,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2020 and 2019, cash flows provided by operating activities primarily related to the cash flows provided by our property operations and $29,990,000 of grant income, offset by the payment of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments. In addition, for the six months ended June 30, 2020, cash flows provided by operating activities included $7,260,000 of government grants and $52,322,000 of Medicare advance payments that have been received and deferred in other liabilities to recognize as revenue or grant income, as applicable, commencing in the third quarter of 2020. See Note 2, Summary of Significant Accounting Policies — Government Grants, and Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, to our accompanying condensed consolidated financial statements for a further discussion of such deferred revenue and government grants.
Investing Activities
For the six months ended June 30, 2020, cash flows used in investing activities primarily related to our capital expenditures of $65,083,000 and our acquisition of a land parcel in the amount of $1,478,000. For the six months ended June 30, 2019, cash flows used in investing activities primarily related to our capital expenditures of $38,510,000 and 2019 property acquisitions in the amount of $17,457,000, partially offset by principal repayments on real estate notes receivable of $28,650,000. In general, cash flows used in investing activities will be affected by the timing of capital expenditures and development projects and the number of acquisitions we complete in future years as compared to prior years.
Financing Activities
For the six months ended June 30, 2020, cash flows provided by financing activities primarily related to net borrowings under our lines of credit and term loans in the amount of $27,000,000, borrowings under mortgage loans payable of $17,502,000 and the issuance of a noncontrolling interest of $11,000,000, partially offset by distributions to our common stockholders of $26,997,000, share repurchases of $17,986,000 and scheduled payments on our mortgage loans payable of $6,348,000. For the six months ended June 30, 2019, cash flows used in financing activities primarily related to share repurchases of $55,088,000 and distributions to our common stockholders of $30,886,000, partially offset by borrowings under mortgage loans payable in the amount of $61,472,000. The decrease in distributions paid in 2020 compared to 2019 was primarily related to actions taken by our board to protect our capital and maximize our liquidity in response to the COVID-19 pandemic, such as the decrease in our daily distribution rate approved by our board in March 2020 followed by the suspension of all stockholder distributions in May 2020. See the “Distributions” section below for a further discussion. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate our indebtedness to increase if we acquire additional real estate and real estate-related investments.
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
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board authorized a daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. These daily distributions were aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds. Furthermore, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, on May 29, 2020, our board authorized the suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Our board also approved the suspension of the Amended and Restated DRIP effective upon the completion of all shares issued pursuant to the Amended and Restated DRIP with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020 until such time, if any, as our board determines to authorize new distributions and to reinstate the Amended and Restated DRIP. See our Current Report on Form 8-K filed with the SEC on June 4, 2020 for more information.
The amount of any distributions paid to our stockholders is determined by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$26,997,000		$30,886,000
Distributions reinvested	21,861,000		28,311,000
	$48,858,000		$59,197,000
Sources of distributions:
Cash flows from operations	$48,858,000	100%	$53,831,000	90.9%
Proceeds from borrowings	—	—	5,366,000	9.1
	$48,858,000	100%	$59,197,000	100%
As of June 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.

The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$26,997,000		$30,886,000
Distributions reinvested	21,861,000		28,311,000
	$48,858,000		$59,197,000
Sources of distributions:
FFO attributable to controlling interest	$48,858,000	100%	$46,509,000	78.6%
Proceeds from borrowings	—	—	12,688,000	21.4
	$48,858,000	100%	$59,197,000	100%
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
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2020, our aggregate borrowings were 45.6% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 14, 2020 and June 30, 2020, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.

REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of a minimum percentage of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In response to the COVID-19 pandemic, in May 2020, the Internal Revenue Service temporarily reduced the cash distribution requirement from a minimum of 90.0% of our taxable income to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2020, we had $827,371,000 ($804,414,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2020, we had $842,879,000 outstanding and $147,121,000 remained available under our lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. As of June 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.50% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of June 30, 2020:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$17,905,000	$75,177,000	$95,114,000	$520,272,000	$708,468,000
Interest payments — fixed-rate debt	13,005,000	49,642,000	42,174,000	259,940,000	364,761,000
Principal payments — variable-rate debt	47,584,000	633,829,000	280,369,000	—	961,782,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2020)	12,041,000	32,459,000	5,723,000	—	50,223,000
Ground and other lease obligations	13,293,000	53,227,000	53,634,000	194,772,000	314,926,000
Financing obligations	10,226,000	18,127,000	2,771,000	1,194,000	32,318,000
Finance leases	311,000	173,000	16,000	—	500,000
Total	$114,365,000	$862,634,000	$479,801,000	$976,178,000	$2,432,978,000

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2020 and 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
For both the three and six months ended June 30, 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity as a result of lost revenues and/or healthcare expenses incurred associated with the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations, without which relief proceeds the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three and six months ended June 30, 2020, FFO would have been approximately $14,780,000 and $31,009,000, respectively, excluding government grants recognized. For the three and six months ended June 30, 2020, MFFO would have been approximately $13,831,000 and $41,379,000, respectively, excluding government grants recognized.
The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$20,787,000	$(155,000)	$13,004,000	$6,703,000
Add:
Depreciation and amortization related to real estate — consolidated properties	24,572,000	24,743,000	49,659,000	50,371,000
Depreciation and amortization related to real estate — unconsolidated entities	764,000	227,000	1,508,000	452,000
Impairment of real estate investments	3,233,000	—	8,335,000	—
Less:
Net income attributable to noncontrolling interests	(7,027,000)	(1,430,000)	(9,154,000)	(2,778,000)
Depreciation, amortization and impairments related to noncontrolling interests	(4,888,000)	(4,108,000)	(9,682,000)	(8,239,000)
FFO attributable to controlling interest	$37,441,000	$19,277,000	$53,670,000	$46,509,000

Acquisition related expenses(1)	$19,000	$400,000	$253,000	$(296,000)
Amortization of above- and below-market leases(2)	16,000	28,000	35,000	135,000
Amortization of closing costs(3)	41,000	132,000	81,000	200,000
Change in deferred rent(4)	(376,000)	(610,000)	(404,000)	(1,314,000)
(Gain) loss in fair value of derivative financial instruments(5)	(749,000)	4,117,000	7,434,000	4,677,000
Foreign currency loss (6)	183,000	1,232,000	3,248,000	190,000
Adjustments for unconsolidated entities(7)	238,000	378,000	554,000	755,000
Adjustments for noncontrolling interests(7)	(321,000)	(443,000)	(831,000)	(925,000)
MFFO attributable to controlling interest	$36,492,000	$24,511,000	$64,040,000	$49,931,000
Weighted average common shares outstanding — basic and diluted	194,123,913	196,075,614	194,484,214	197,231,713
Net income per common share — basic and diluted	$0.11	$—	$0.07	$0.03
FFO attributable to controlling interest per common share — basic and diluted	$0.19	$0.10	$0.28	$0.24
MFFO attributable to controlling interest per common share — basic and diluted	$0.19	$0.13	$0.33	$0.25

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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense.
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.

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
For both the three and six months ended June 30, 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition, without which relief proceeds the COVID-19 pandemic impact would have had a material adverse impact to our NOI. For the three and six months ended June 30, 2020, NOI would have been approximately $42,116,000 and $98,250,000, respectively, excluding government grants recognized.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$20,787,000	$(155,000)	$13,004,000	$6,703,000
General and administrative	7,781,000	6,512,000	14,355,000	13,429,000
Acquisition related expenses	19,000	400,000	253,000	(296,000)
Depreciation and amortization	24,572,000	24,743,000	49,659,000	50,371,000
Interest expense	16,903,000	23,677,000	43,620,000	43,296,000
Impairment of real estate investments	3,233,000	—	8,335,000	—
(Income) loss from unconsolidated entities	(694,000)	493,000	210,000	947,000
Foreign currency loss	183,000	1,232,000	3,248,000	190,000
Other income	(521,000)	(246,000)	(1,076,000)	(454,000)
Income tax expense (benefit)	119,000	159,000	(3,092,000)	310,000
Net operating income	$72,382,000	$56,815,000	$128,516,000	$114,496,000
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2020, our interest rate cap and interest rate swaps are recorded in other assets, net and security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets at their fair value of $2,000 and $(11,407,000), respectively. We do not enter into derivative transactions for speculative purposes.

In July 2017, the Financial Conduct Authority, or FCA, that regulates the LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, or ARRC, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have variable rate debt outstanding and interest rate swap and cap agreements maturing on various dates from 2020 to 2024, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of June 30, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,361,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$17,905,000	$13,107,000	$62,070,000	$29,127,000	$65,987,000	$520,272,000	$708,468,000	$667,488,000
Weighted average interest rate on maturing fixed-rate debt	5.02%	3.69%	4.15%	4.14%	3.67%	4.07%	3.72%	—
Variable-rate debt — principal payments	$47,584,000	$42,829,000	$591,000,000	$273,079,000	$7,290,000	$—	$961,782,000	$966,594,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2020)	3.12%	3.32%	2.30%	3.00%	5.25%	—%	2.59%	—
Debt Security Investment, Net
As of June 30, 2020, the net carrying value of our debt security investment was $74,253,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of June 30, 2020.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $827,371,000 ($804,414,000, net of discount/premium and deferred financing costs) as of June 30, 2020. As of June 30, 2020, we had 58 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 5.75% per annum and a weighted average effective interest rate of 3.66%. In addition, as of June 30, 2020, we had $842,879,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 2.49% per annum.

As of June 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.50% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of June 30, 2020, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and two fixed-rate interest rate swaps on one of our lines of credit and term loans; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of June 30, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $2,949,000, or 4.51% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the six months ended June 30, 2020, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $11,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board authorized a daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.000821918 per share of our common stock, which is equal to an annualized distribution of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. These daily distributions were aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds. Furthermore in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, on May 29, 2020, our board authorized the suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Our board also approved the suspension of the Amended and Restated DRIP effective upon the completion of all shares issued pursuant to the Amended and Restated DRIP with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020 until such time, if any, as our board determines to authorize new distributions and to reinstate the Amended and Restated DRIP. See our Current Report on Form 8-K filed with the SEC on June 4, 2020 for more information.

The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$26,997,000		$30,886,000
Distributions reinvested	21,861,000		28,311,000
	$48,858,000		$59,197,000
Sources of distributions:
Cash flows from operations	$48,858,000	100%	$53,831,000	90.9%
Proceeds from borrowings	—	—	5,366,000	9.1
	$48,858,000	100%	$59,197,000	100%
As of June 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant our DRIP Offerings, and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$26,997,000		$30,886,000
Distributions reinvested	21,861,000		28,311,000
	$48,858,000		$59,197,000
Sources of distributions:
FFO attributable to controlling interest	$48,858,000	100%	$46,509,000	78.6%
Proceeds from borrowings	—	—	12,688,000	21.4
	$48,858,000	100%	$59,197,000	100%
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
In light of the impact that the COVID-19 pandemic has had on our business operations, we have suspended distribution payments to our stockholders and suspended our share repurchase plan, and there is no assurance as to when we will commence the payment of distributions to our stockholders or reinstate our share repurchase plan, if at all.
In light of the impact that the COVID-19 pandemic has had on our business operations and cash flows, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, on March 31, 2020, our board reduced our monthly distributions to stockholders from an annualized rate of $0.60 per share to $0.30 per share of our common stock effective with the April 2020 distribution paid in May 2020 as well as partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Additionally, on May 31, 2020, in an effort to further preserve capital and strengthen our financial position in light of the COVID-19 impact, our board suspended the payment of all distributions to stockholders, the Amended and Restated DRIP and our share repurchase plan with respect to all repurchase requests. Our board will continue to evaluate the ongoing and future effects of the COVID-19 pandemic on our financial condition, earnings, debt covenants and other possible needs for cash, and applicable law, in considering our ability to reinstate distributions and our share repurchase plan in the future. Our stockholders have no contractual or other legal right to distributions or share repurchases that have not been authorized by our board. There can be no assurance when or if distributions and share repurchases will be authorized in the future, and if authorized, whether distributions or share repurchases will be in amounts consistent with our historical levels of distributions and share repurchases.

The estimated value per share of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or completed a sale of our company. In addition, because asset values are difficult to discern at this time due to the market disruptions and concerns regarding the reliability of traditional valuation methodologies in the current environment caused by the COVID-19 pandemic, the audit committee of our board has determined that it would not be practical or prudent to determine an updated estimated value per share of our common stock in October 2020.
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

Further, the updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019, prior to the reported emergence of COVID-19 in the United States. A combination of economic factors driven by the COVID-19 pandemic, including the decline in property sales and the temporary closure of non-essential businesses, has drastically impacted the traditional valuation methodologies for almost all types of commercial real estate, including healthcare real estate. We are continuously monitoring the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners, managers and on the United States and global economies. The impact of the COVID-19 pandemic on our portfolio of investments may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. We generally intend to publish an updated estimated per share NAV on at least an annual basis. However, because asset values are difficult to discern at this time due to such market disruptions and concerns regarding the reliability of traditional valuation methodologies in the current environment, the audit committee of our board has determined that it would not be practical or prudent to attempt to determine an updated estimated per share NAV at this time. As such, we do not anticipate publishing an updated estimated per share NAV of our common stock in October 2020. We cannot provide any assurance as to when our board will be able to determine an updated estimated per share NAV. Our board will, however, continue to monitor the commercial and healthcare real estate markets and will update stockholders regarding an updated estimated per share NAV when market conditions permit our board to calculate an updated estimated per share NAV with reasonable certainty.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on October 4, 2019.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of August 14, 2020, properties located in Indiana and Ohio accounted for approximately 40.1% and 10.5%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may have affected and may continue to affect income from our properties, our ability to acquire and dispose of properties and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We have provided an insignificant number of rent concessions, and may continue to provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;

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

•	increases in index rates and lender spreads or other regulatory or market factors affecting the banking and commercial mortgage-backed securities industries may increase overall borrowing costs;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	layoffs may lead to a lower demand for medical services and cause vacancies to increase, and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•
future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted and may continue to result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;

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
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, United States dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place, business re-openings and quarantine restrictions, our property values, net operating income and revenues may decline, and our tenants, operating partners and managers have been and may continue to be limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of July 31, 2020, we have experienced an approximate 8.4% decline in resident occupancies since February 2020, as well as an up to 30.0% increase in costs to care for residents, at our senior housing — RIDEA facilities and integrated senior health campuses. Our leased, non-RIDEA senior housing and skilled nursing facilities are also experiencing and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. However, through July 2020, all rents have been collected from such leased, non-RIDEA senior housing and skilled nursing facility tenants. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding July rent collections should not serve as an indication of expected future rent collections. As such, we are focused on census recovery and operating expense management for the near term. While restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates are on the rise, which may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or skilled nursing facilities, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. Furthermore, the COVID-19 pandemic has also adversely impacted and may continue to adversely impact the ability of our medical office building tenants, many of whom have been restricted in their ability to work and to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.

Issues related to financing also are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we may not be able to replace the debt financing of such lender on favorable terms, or at all. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. As a result, our lenders may revise the terms of such financings to us, which could adversely impact our liquidity and our ability to make payments on our existing obligations.
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
The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government initiatives, such as the Payroll Protection Program and deferral of payroll tax payments program within the CARES Act, enacted to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our tenants, operating partners and managers. The ultimate impact of the CARES Act, however, is not yet clear. While we are not able at this time to estimate the long-term impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may adversely affect our financial condition, results of operations, liquidity or cash flows.
We currently intend to pursue insurance recovery for any losses caused by the COVID-19 pandemic, but there can be no assurance coverage will be available under our existing policies or if such coverage is available, which and how much of our losses will be covered and what other limitations may apply. Due to the likely increase in claims as a result of the impact of the COVID-19 pandemic, insurance companies may limit or stop offering coverage to companies like ours for pandemic related claims and/or significantly increase the cost of insurance so that it is no longer available at commercially reasonable rates.
With respect to our senior housing — RIDEA facilities and integrated senior health campuses, we are ultimately responsible for operational risks and other liabilities of the facility, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. As such, operational risks include, and our resulting revenues therefore depend on, the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles. Furthermore, because we bear such operational risks and liabilities related to our senior housing — RIDEA facilities and integrated senior health campuses, we may be directly adversely impacted by potential litigation related to the COVID-19 pandemic that have occurred or may occur at those facilities, and our insurance coverage may not cover or may not be sufficient to cover any potential losses.
Additionally, as a result of the COVID-19 pandemic, the cost of insurance for our tenants, operators and residents is expected to increase as well, and such insurance may not cover certain claims related to COVID-19, which could impair their ability to pay rent to us. Our exposure to COVID-19 related litigation risk may be further increased if our operators or residents of such facilities are subject to bankruptcy or insolvency. Combined with the factors above, these trends in insurance coverage may adversely affect our financial condition, results of operations, liquidity or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 10, 2020, we issued an aggregate of 7,500 shares of restricted common stock to our independent directors. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by partially suspending our share repurchase plan on March 31, 2020, effective with respect to all share repurchase requests submitted for repurchase other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests that resulted from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Subsequently, on May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan.
Prior to the suspension of the share repurchase plan, our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases were made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan, and were repurchased at a price between 92.5% and 100% of each stockholder’s “Repurchase Amount,” as defined in our share repurchase plan, depending on the period of time their shares have been held. The number of shares that we repurchased was limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter of 2019, the number of shares that were repurchased during any fiscal quarter was limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to our DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or qualifying disability of a stockholder were not subject to this quarterly cap or to our existing cap on repurchases to 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan, as amended, provided that if there were insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.
The Repurchase Amount is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. For requests submitted pursuant to a death or a qualifying disability of a stockholder, the Repurchase Amount was 100% of the amount per share the stockholder paid for their shares of common stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
During the three months ended June 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	1,893,413	$9.50	1,893,413	(1)
May 1, 2020 to May 31, 2020	—	$—	—	(1)
June 1, 2020 to June 30, 2020	—	$—	—	(1)
Total	1,893,413	$9.50	1,893,413

___________

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding the table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Estimated Per Share NAV
On October 3, 2019, our board, at the recommendation of the audit committee of our board which comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.40 to assist broker-dealers in connection with their obligations under FINRA Rule 2231 with respect to customer account statements, and also stated that we intend to publish a subsequent updated estimated per share NAV on at least an annual basis.
A combination of economic factors driven by the COVID-19 pandemic, including the decline in property sales and the temporary closure of non-essential businesses, have drastically impacted the traditional valuation methodologies for almost all types of commercial real estate, including healthcare real estate. Because asset values are difficult to discern at this time due to such market disruptions and concerns regarding the reliability of traditional valuation methodologies in the current environment, the audit committee of our board has determined that it would not be practical or prudent to attempt to determine an updated estimated per share NAV at this time. As such, we do not anticipate publishing an updated estimated per share NAV of our common stock in October 2020. We cannot provide any assurance as to when our board will be able to determine an updated estimated per share NAV. Our board will, however, continue to monitor the commercial and healthcare real estate markets and will update stockholders regarding an updated estimated per share NAV when market conditions permit our board to calculate an updated estimated per share NAV with reasonable certainty.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

August 14, 2020	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 14, 2020	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)