Form 10-Q
period 2020-09-30
Griffin-American Healthcare REIT III, Inc.
filed 2020-11-16
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 13, 2020, there were 193,889,887 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 and December 31, 2019
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$2,326,942,000	$2,270,421,000
Debt security investment, net	75,037,000	72,717,000
Cash and cash equivalents	133,332,000	53,149,000
Accounts and other receivables, net	127,837,000	144,130,000
Restricted cash	36,284,000	36,731,000
Real estate deposits	75,000	223,000
Identified intangible assets, net	154,672,000	160,247,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	207,753,000	219,187,000
Other assets, net	133,948,000	140,175,000
Total assets	$3,271,189,000	$3,172,289,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$800,170,000	$792,870,000
Lines of credit and term loans(1)	855,634,000	815,879,000
Accounts payable and accrued liabilities(1)	170,627,000	171,394,000
Accounts payable due to affiliates(1)	4,699,000	2,321,000
Identified intangible liabilities, net	416,000	663,000
Financing obligations(1)	29,576,000	30,918,000
Operating lease liabilities(1)	196,395,000	207,371,000
Security deposits, prepaid rent and other liabilities(1)	128,144,000	48,105,000
Total liabilities	2,185,661,000	2,069,521,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	44,850,000	44,105,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 193,889,887 and 193,967,474 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,939,000	1,939,000
Additional paid-in capital	1,727,850,000	1,728,421,000
Accumulated deficit	(861,889,000)	(827,550,000)
Accumulated other comprehensive loss	(2,475,000)	(2,255,000)
Total stockholders’ equity	865,425,000	900,555,000
Noncontrolling interests (Note 13)	175,253,000	158,108,000
Total equity	1,040,678,000	1,058,663,000
Total liabilities, redeemable noncontrolling interests and equity	$3,271,189,000	$3,172,289,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2020 and December 31, 2019
(Unaudited)
___________
(1)Such liabilities of Griffin-American Healthcare REIT III, Inc. as of September 30, 2020 and December 31, 2019 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $573,500,000 and $557,000,000 as of September 30, 2020 and December 31, 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and grant income:
Resident fees and services	$263,931,000	$273,800,000	$808,474,000	$814,554,000
Real estate revenue	30,333,000	27,962,000	90,564,000	93,197,000
Grant income	740,000	—	30,730,000	—
Total revenues and grant income	295,004,000	301,762,000	929,768,000	907,751,000
Expenses:
Property operating expenses	240,989,000	241,858,000	730,920,000	716,700,000
Rental expenses	7,795,000	9,188,000	24,112,000	25,839,000
General and administrative	6,969,000	7,675,000	21,324,000	21,104,000
Acquisition related expenses	54,000	4,000	307,000	(292,000)
Depreciation and amortization	24,591,000	36,778,000	74,250,000	87,149,000
Total expenses	280,398,000	295,503,000	850,913,000	850,500,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(17,229,000)	(21,046,000)	(53,415,000)	(59,665,000)
Gain (loss) in fair value of derivative financial instruments	1,763,000	(1,169,000)	(5,671,000)	(5,846,000)
Gain on dispositions of real estate investments	1,037,000	—	1,037,000	—
Impairment of real estate investments	—	—	(8,335,000)	—
Loss from unconsolidated entities	(2,855,000)	(766,000)	(3,065,000)	(1,713,000)
Foreign currency gain (loss)	1,945,000	(1,464,000)	(1,303,000)	(1,654,000)
Other income	203,000	1,923,000	1,279,000	2,377,000
(Loss) income before income taxes	(530,000)	(16,263,000)	9,382,000	(9,250,000)
Income tax (expense) benefit	(150,000)	(840,000)	2,942,000	(1,150,000)
Net (loss) income	(680,000)	(17,103,000)	12,324,000	(10,400,000)
Less: net loss (income) attributable to noncontrolling interests	1,375,000	(201,000)	(7,779,000)	(2,979,000)
Net income (loss) attributable to controlling interest	$695,000	$(17,304,000)	$4,545,000	$(13,379,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$—	$(0.09)	$0.02	$(0.07)
Weighted average number of common shares outstanding — basic and diluted	193,856,887	195,669,002	194,273,579	196,705,085

Net (loss) income	$(680,000)	$(17,103,000)	$12,324,000	$(10,400,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	344,000	(281,000)	(220,000)	(301,000)
Total other comprehensive income (loss)	344,000	(281,000)	(220,000)	(301,000)
Comprehensive (loss) income	(336,000)	(17,384,000)	12,104,000	(10,701,000)
Less: comprehensive loss (income) attributable to noncontrolling interests	1,375,000	(201,000)	(7,779,000)	(2,979,000)
Comprehensive income (loss) attributable to controlling interest	$1,039,000	$(17,585,000)	$4,325,000	$(13,680,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30, 2020
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2020	194,407,323	$1,944,000	$1,733,166,000	$(862,584,000)	$(2,819,000)	$869,707,000	$176,755,000	$1,046,462,000
Amortization of nonvested common stock compensation	—	—	28,000	—	—	28,000	—	28,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Repurchase of common stock	(517,436)	(5,000)	(5,116,000)	—	—	(5,121,000)	—	(5,121,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(189,000)	(189,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(228,000)	—	—	(228,000)	(98,000)	(326,000)
Net income (loss)	—	—	—	695,000	—	695,000	(1,215,000)	(520,000)	(1)
Other comprehensive income	—	—	—	—	344,000	344,000	—	344,000
BALANCE — September 30, 2020	193,889,887	$1,939,000	$1,727,850,000	$(861,889,000)	$(2,475,000)	$865,425,000	$175,253,000	$1,040,678,000

	Three Months Ended September 30, 2019
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2019	194,736,018	$1,946,000	$1,739,119,000	$(759,520,000)	$(2,580,000)	$978,965,000	$160,010,000	$1,138,975,000
Issuance of common stock under the DRIP	1,471,581	15,000	13,774,000	—	—	13,789,000	—	13,789,000
Issuance of vested and nonvested restricted common stock	15,000	—	28,000	—	—	28,000	—	28,000
Amortization of nonvested common stock compensation	—	—	44,000	—	—	44,000	—	44,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Repurchase of common stock	(1,832,625)	(18,000)	(17,303,000)	—	—	(17,321,000)	—	(17,321,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,817,000)	(1,817,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(135,000)	—	—	(135,000)	(59,000)	(194,000)
Distributions declared ($0.15 per share)	—	—	—	(29,603,000)	—	(29,603,000)	—	(29,603,000)
Net (loss) income	—	—	—	(17,304,000)	—	(17,304,000)	184,000	(17,120,000)	(1)
Other comprehensive loss	—	—	—	—	(281,000)	(281,000)	—	(281,000)
BALANCE — September 30, 2019	194,389,974	$1,943,000	$1,735,527,000	$(806,427,000)	$(2,861,000)	$928,182,000	$158,318,000	$1,086,500,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30, 2020
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Issuance of common stock under the DRIP	2,325,762	24,000	21,837,000	—	—	21,861,000	—	21,861,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	114,000	—	—	114,000	—	114,000
Stock based compensation	—	—	—	—	—	—	585,000	585,000
Repurchase of common stock	(2,410,849)	(24,000)	(23,083,000)	—	—	(23,107,000)	—	(23,107,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(338,000)	(338,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(585,000)	(585,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	32,000	—	—	32,000	13,000	45,000
Distributions declared ($0.20 per share)	—	—	—	(38,884,000)	—	(38,884,000)	—	(38,884,000)
Net income	—	—	—	4,545,000	—	4,545,000	6,985,000	11,530,000	(1)
Other comprehensive loss	—	—	—	—	(220,000)	(220,000)	—	(220,000)
BALANCE — September 30, 2020	193,889,887	$1,939,000	$1,727,850,000	$(861,889,000)	$(2,475,000)	$865,425,000	$175,253,000	$1,040,678,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30, 2019
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000	$1,218,635,000
Offering costs — common stock	—	—	(84,000)	—	—	(84,000)	—	(84,000)
Issuance of common stock under the DRIP	4,493,074	45,000	42,055,000	—	—	42,100,000	—	42,100,000
Issuance of vested and nonvested restricted common stock	22,500	—	42,000	—	—	42,000	—	42,000
Amortization of nonvested common stock compensation	—	—	130,000	—	—	130,000	—	130,000
Stock based compensation	—	—	—	—	—	—	585,000	585,000
Repurchase of common stock	(7,682,977)	(77,000)	(72,379,000)	—	—	(72,456,000)	—	(72,456,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,000,000	3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,452,000)	(5,452,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(585,000)	(585,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(77,000)	—	—	(77,000)	(33,000)	(110,000)
Distributions declared ($0.45 per share)	—	—	—	(88,300,000)	—	(88,300,000)	—	(88,300,000)
Net (loss) income	—	—	—	(13,379,000)	—	(13,379,000)	2,675,000	(10,704,000)	(1)
Other comprehensive loss	—	—	—	—	(301,000)	(301,000)	—	(301,000)
BALANCE — September 30, 2019	194,389,974	$1,943,000	$1,735,527,000	$(806,427,000)	$(2,861,000)	$928,182,000	$158,318,000	$1,086,500,000
___________
(1)For the three months ended September 30, 2020 and 2019, amounts exclude $(160,000) and $17,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2020 and 2019, amounts exclude $794,000 and $304,000, respectively, of net income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,324,000	$(10,400,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,250,000	87,149,000
Other amortization	23,239,000	22,625,000
Deferred rent	(4,596,000)	(1,909,000)
Stock based compensation	585,000	585,000
Stock based compensation — nonvested restricted common stock	128,000	172,000
Loss from unconsolidated entities	3,065,000	1,713,000
Gain on dispositions of real estate investments	(1,037,000)	—
Foreign currency loss	1,192,000	1,653,000
Loss on extinguishment of debt	—	2,179,000
Deferred income taxes	(3,329,000)	640,000
Change in fair value of contingent consideration	—	(681,000)
Change in fair value of derivative financial instruments	5,671,000	5,846,000
Impairment of real estate investments	8,335,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	17,036,000	(5,963,000)
Other assets	(3,848,000)	(2,631,000)
Accounts payable and accrued liabilities	5,062,000	6,888,000
Accounts payable due to affiliates	2,531,000	47,000
Security deposits, prepaid rent, operating lease and other liabilities	51,077,000	(16,121,000)
Net cash provided by operating activities	191,685,000	91,792,000
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(93,657,000)	(65,740,000)
Acquisitions of real estate investments	(29,447,000)	(32,793,000)
Proceeds from dispositions of real estate investments	12,105,000	—
Investments in unconsolidated entities	(810,000)	(1,520,000)
Real estate and other deposits	(665,000)	(652,000)
Principal repayments on real estate notes receivable	—	28,650,000
Net cash used in investing activities	(112,474,000)	(72,055,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	59,033,000	182,417,000
Payments on mortgage loans payable	(49,056,000)	(59,706,000)
Early payoff of mortgage loans payable	(2,601,000)	(6,286,000)
Borrowings under the lines of credit and term loans	115,755,000	955,053,000
Payments on the lines of credit and term loans	(76,000,000)	(937,822,000)
Deferred financing costs	(4,065,000)	(12,486,000)
Debt extinguishment costs	—	(251,000)
Borrowing under financing obligation	1,907,000	—
Payments on financing obligations	(4,301,000)	(6,243,000)
Distributions paid	(26,997,000)	(46,716,000)
Repurchase of common stock	(23,107,000)	(72,200,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Issuance of noncontrolling interest	$11,000,000	$—
Contributions from noncontrolling interests	—	3,000,000
Distributions to noncontrolling interests	(334,000)	(5,449,000)
Distributions to redeemable noncontrolling interests	(439,000)	(1,033,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(150,000)	(475,000)
Security deposits and other	(47,000)	36,000
Net cash provided by (used in) financing activities	598,000	(8,161,000)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$79,809,000	$11,576,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(73,000)	(108,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	89,880,000	72,705,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$169,616,000	$84,173,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$53,149,000	$35,132,000
Restricted cash	36,731,000	37,573,000
Cash, cash equivalents and restricted cash	$89,880,000	$72,705,000

End of period:
Cash and cash equivalents	$133,332,000	$46,709,000
Restricted cash	36,284,000	37,464,000
Cash, cash equivalents and restricted cash	$169,616,000	$84,173,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$49,524,000	$52,171,000
Income taxes	$524,000	$634,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued developments and capital expenditures	$30,615,000	$16,440,000
Capital expenditures from financing obligations	$1,053,000	$8,434,000
Tenant improvement overage	$4,485,000	$1,016,000
Investments in unconsolidated entity	$—	$5,276,000
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Accounts and other receivables	$(11,000)	$—
Other assets, net	$(253,000)	$—
Accounts payable and accrued liabilities	$(82,000)	$46,000
Security deposits, prepaid rent and other liabilities	$(459,000)	$105,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Financing Activities:
Issuance of common stock under the DRIP	$21,861,000	$42,100,000
Distributions declared but not paid	$—	$9,673,000
Reclassification of noncontrolling interests to mezzanine equity	$585,000	$585,000
Payable to transfer agent	$—	$256,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2020 and 2019
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the coronavirus, or COVID-19, pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See Note 13, Equity, for a further discussion. As of September 30, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2020 and expires on February 26, 2021. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2020, we owned and/or operated 97 properties, comprising 101 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,880,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,031,654,000. In addition, as of September 30, 2020, we also owned a real estate-related investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both September 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both September 30, 2020 and December 31, 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the SEC’s rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, revenues and grant income, allowance for credit losses, impairment of long-lived assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended September 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$48,841,000	$193,873,000	$242,714,000	$53,215,000	$203,833,000	$257,048,000
Senior housing — RIDEA(1)	673,000	20,544,000	21,217,000	737,000	16,015,000	16,752,000
Total resident fees and services	$49,514,000	$214,417,000	$263,931,000	$53,952,000	$219,848,000	$273,800,000

	Nine Months Ended September 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Integrated senior health campuses	$150,122,000	$593,218,000	$743,340,000	$158,948,000	$605,855,000	$764,803,000
Senior housing — RIDEA(1)	2,181,000	62,953,000	65,134,000	2,183,000	47,568,000	49,751,000
Total resident fees and services	$152,303,000	$656,171,000	$808,474,000	$161,131,000	$653,423,000	$814,554,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended September 30,
	2020			2019
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$112,601,000	$20,815,000	$133,416,000	$125,337,000	$16,741,000	$142,078,000
Medicare	79,688,000	—	79,688,000	81,965,000	—	81,965,000
Medicaid	50,425,000	402,000	50,827,000	49,746,000	11,000	49,757,000
Total resident fees and services	$242,714,000	$21,217,000	$263,931,000	$257,048,000	$16,752,000	$273,800,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2020			2019
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$353,126,000	$63,894,000	$417,020,000	$372,455,000	$49,706,000	$422,161,000
Medicare	237,853,000	—	237,853,000	250,923,000	—	250,923,000
Medicaid	152,361,000	1,240,000	153,601,000	141,425,000	45,000	141,470,000
Total resident fees and services	$743,340,000	$65,134,000	$808,474,000	$764,803,000	$49,751,000	$814,554,000
___________
(1)Includes fees for basic housing and assisted living care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2020	$46,543,000	$32,127,000	$26,366,000	$105,036,000
Ending balance — September 30, 2020	38,593,000	29,054,000	18,232,000	85,879,000
Decrease	$(7,950,000)	$(3,073,000)	$(8,134,000)	$(19,157,000)
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2020	$13,518,000
Ending balance — September 30, 2020	11,977,000
Decrease	$(1,541,000)
In addition to the deferred revenue above, we received approximately $52,322,000 of Medicare advance payments through an expanded program of the Centers for Medicare & Medicaid Services, or CMS. Such amounts will be recognized as resident fees and services revenue for actual services performed and Medicare claims billed once our recoupment period commences in 2021. See Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, for a further discussion.
Government Grants
We have been granted stimulus funds through various federal and state government programs, such as through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, which were established for eligible healthcare providers to preserve liquidity in response to lost revenues and/or increased healthcare expenses (as such terms are defined in the applicable regulatory guidance) associated with the COVID-19 pandemic. Such grants are not loans and, as such, are not required to be repaid, subject to certain conditions. We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, in our accompanying condensed consolidated statements of operations and comprehensive income (loss) when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions based on the applicable guidance provided by the government and the best available information that we have. Any stimulus or other relief funds

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
received that are not expected to be used in accordance with such terms and conditions will be returned to the government, and any related deferred income will not be recognized.
For the three and nine months ended September 30, 2020, we recognized government grants of $740,000 and $30,730,000, respectively, as grant income, and $0 and $276,000, respectively, as a reduction of property operating expenses. As of September 30, 2020, we deferred approximately $20,735,000 of grant money received until such time as it is earned. Such deferred amounts are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet. As of and for the three and nine months ended September 30, 2019, we did not recognize any government grants.
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
As of September 30, 2020 and December 31, 2019, we had $10,527,000 and $11,435,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the nine months ended September 30, 2020 and 2019, we increased allowances by $9,841,000 and $8,065,000, respectively, and reduced allowances for collections or adjustments by $5,942,000 and $1,773,000, respectively. For the nine months ended September 30, 2020 and 2019, $4,807,000 and $4,610,000, respectively, of our receivables were written off against the related allowances.
Impairment of Long-Lived Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:
•significant negative industry or economic trends;
•a significant underperformance relative to historical or projected future operating results; and
•a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
For the nine months ended September 30, 2020, we determined that one skilled nursing facility and one medical office building were impaired and recognized an aggregate impairment charge of $5,616,000, which reduced the total aggregate carrying value of such assets to $7,040,000. The fair values of such impaired properties were based on their projected sales prices obtained from an independent third party using comparable market information and adjusted for anticipated selling costs of such properties, which were considered Level 2 measurements within the fair value hierarchy. We disposed of such impaired medical office building in July 2020 for a contract sales price of $3,500,000 and recognized a net gain on sale of $15,000. We did not recognize impairment charges on long-lived assets for both the three and nine months ended September 30, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Properties Held for Sale
A property or a group of properties is required to be reported in discontinued operations in the statements of operations and comprehensive income (loss) for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. For the nine months ended September 30, 2020, we determined that the fair values of two integrated senior health campuses that were held for sale were lower than their carrying amounts, and as such, we recognized an aggregate impairment charge of $2,719,000, which reduced the total aggregate carrying value of such assets to $807,000. The fair values of such properties were based on their projected sales prices obtained from an independent third party using comparable market information and adjusted for anticipated selling costs of such properties, which were considered Level 2 measurements within the fair value hierarchy. In August 2020, we disposed of one such integrated senior health campus included in properties held for sale for a contract sales price of $10,000,000 and recognized a net gain on sale of $1,022,000. We did not recognize impairment charges on properties held for sale for both the three and nine months ended September 30, 2019.
Debt Security Investment, Net
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity, and we have not recorded any unrealized holding gains or losses on such investment. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. Prior to the adoption of ASC Topic 326, a loss was recognized in earnings when we determined declines in the fair value of marketable securities were other-than-temporary. For both the three and nine months ended September 30, 2019, we did not incur any such losses. Effective January 1, 2020, we evaluated our debt security investment for expected future credit loss in accordance with ASC Topic 326. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020. See Note 4, Debt Security Investment, Net, for a further discussion.
Other Assets, Net
Other assets, net consist of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax assets, derivative financial instruments, lease inducements and lease commissions.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We generally discontinue recognition of equity method losses when our share of the investee’s losses equals or exceeds our equity method investment balance plus any advances for such investee, unless we have committed to provide such investee additional financial support or guaranteed its obligations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our condensed consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the three and nine months ended September 30, 2020 and 2019, we did not incur any impairment losses from unconsolidated entities.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of September 30, 2020 and December 31, 2019, accounts payable and accrued liabilities primarily includes reimbursement of payroll-related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $43,555,000 and $24,118,000, respectively, insurance reserves of $33,489,000 and $35,581,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $30,500,000 and $25,019,000, respectively, accrued property taxes of $17,872,000 and $14,501,000, respectively, and accrued distributions of $0 and $9,974,000, respectively.
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In May 2020, in response to the COVID-19 pandemic, the Internal Revenue Service, or IRS, temporarily reduced the cash distribution requirement to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of and for the three and nine months ended September 30, 2020 and 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
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
As a result of the COVID-19 pandemic, we have granted lease concessions to an insignificant number of tenants within our medical office building segment, such as in the form of rent abatements with lease term extensions and rent payment deferrals requiring payment within one year. Such concessions were not material to our condensed consolidated financial statements, and as such, we elected not to apply the relief from lease modification accounting provided in the Lease Modification Q&A. We evaluate each lease concession granted as a result of the COVID-19 pandemic to determine whether the concession reflects: (i) a resolution of contractual rights in the original lease and is thus outside of the lease modification framework of ASC Topic 842; or (ii) a modification for which we would be required to apply the lease modification framework of ASC Topic 842. The application of the lease modification framework of ASC Topic 842 to lease concessions granted due to the effects of the COVID-19 pandemic did not have a material impact to our condensed consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Building, improvements and construction in process	$2,361,877,000	$2,262,320,000
Land and improvements	199,528,000	195,491,000
Furniture, fixtures and equipment	167,675,000	150,508,000
	2,729,080,000	2,608,319,000
Less: accumulated depreciation	(402,138,000)	(337,898,000)
	$2,326,942,000	$2,270,421,000
Depreciation expense for the three months ended September 30, 2020 and 2019 was $22,699,000 and $25,062,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $67,959,000 and $68,796,000, respectively. For the three months ended September 30, 2020, we incurred capital expenditures of $29,390,000 for our integrated senior health campuses, $3,997,000 for our medical office buildings, $255,000 for our senior housing — RIDEA facilities and $19,000 for our hospitals. We did not incur any capital expenditures for our senior housing and skilled nursing facilities for the three months ended September 30, 2020. For the nine months ended September 30, 2020, we incurred capital expenditures of $88,397,000 for our integrated senior health campuses, $15,469,000 for our medical office buildings, $722,000 for our senior

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
housing — RIDEA facilities and $34,000 for our hospitals. We did not incur any capital expenditures for our senior housing and skilled nursing facilities for the nine months ended September 30, 2020.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the nine months ended September 30, 2020, we completed the development of one integrated senior health campus for $15,621,000 and incurred $2,573,000 to expand two of our existing integrated senior health campuses. In addition, for the nine months ended September 30, 2020, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, also acquired a land parcel in Ohio for a contract purchase price of $1,693,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of such land parcel attributed to our ownership interest.
Acquisitions of Previously Leased Real Estate Investments
For the nine months ended September 30, 2020, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of acquisition, acquired two previously leased real estate investments located in Indiana and Kentucky. The following is a summary of such acquisitions for the nine months ended September 30, 2020, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Line of Credit(1)	Acquisition Fee(2)
Monticello, IN	07/30/20	$10,600,000	$13,200,000	$161,000
Louisville, KY	07/30/20	16,719,000	15,055,000	254,000
Total		$27,319,000	$28,255,000	$415,000
___________
(1)Represents borrowings under the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.
(2)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest in the Trilogy subsidiary that acquired the properties.
For the nine months ended September 30, 2020, we accounted for our property acquisitions as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $684,000 for such acquisitions. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $14,281,000 of operating lease right-of-use assets and $15,530,000 of operating lease liabilities, and based on their relative fair values:

2020 Acquisitions
Building and improvements	$26,311,000
Land	3,399,000
Total assets acquired	$29,710,000
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
As of September 30, 2020 and December 31, 2019, the carrying amount of the debt security investment was $75,037,000 and $72,717,000, respectively, net of unamortized closing costs of $1,250,000 and $1,375,000, respectively. Accretion on the debt security for the three months ended September 30, 2020 and 2019 was $828,000 and $751,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $2,445,000 and $2,218,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended September 30, 2020 and 2019 was $44,000 and $37,000, respectively, and

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
for the nine months ended September 30, 2020 and 2019 was $125,000 and $105,000, respectively, which is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). In accordance with ASC Topic 326, we evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for both the three and nine months ended September 30, 2020.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $21,451,000 and $21,029,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 9.4 years as of both September 30, 2020 and December 31, 2019)	$24,649,000	$30,407,000
Customer relationships, net of accumulated amortization of $448,000 and $336,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 15.9 years and 16.8 years as of September 30, 2020 and December 31, 2019, respectively)	2,392,000	2,504,000
Above-market leases, net of accumulated amortization of $2,106,000 and $2,057,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 4.7 years and 5.0 years as of September 30, 2020 and December 31, 2019, respectively)	1,127,000	1,452,000
Internally developed technology and software, net of accumulated amortization of $282,000 and $211,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 1.9 years and 2.8 years as of September 30, 2020 and December 31, 2019, respectively)	188,000	259,000
Unamortized intangible assets:
Certificates of need	95,887,000	94,838,000
Trade names	30,429,000	30,787,000
	$154,672,000	$160,247,000
Amortization expense for the three months ended September 30, 2020 and 2019 was $1,562,000 and $11,566,000, respectively, which included $106,000 and $131,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense for the nine months ended September 30, 2020 and 2019 was $5,445,000 and $18,005,000, respectively, which included $325,000 and $475,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 9.7 years as of both September 30, 2020 and December 31, 2019. As of September 30, 2020, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$1,237,000
2021	4,626,000
2022	3,896,000
2023	3,127,000
2024	2,710,000
Thereafter	12,760,000
$28,356,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Deferred rent receivables	$37,747,000	$33,205,000
Prepaid expenses, deposits and other assets	17,831,000	26,816,000
Inventory	19,936,000	23,872,000
Investments in unconsolidated entities	17,809,000	20,176,000
Deferred tax assets, net(1)	17,864,000	13,315,000
Lease commissions, net of accumulated amortization of $3,007,000 and $2,201,000 as of September 30, 2020 and December 31, 2019, respectively	11,441,000	10,794,000
Deferred financing costs, net of accumulated amortization of $4,631,000 and $2,138,000 as of September 30, 2020 and December 31, 2019, respectively(2)	7,724,000	8,137,000
Lease inducement, net of accumulated amortization of $1,404,000 and $1,140,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 10.2 years and 10.9 years as of September 30, 2020 and December 31, 2019, respectively)	3,596,000	3,860,000
	$133,948,000	$140,175,000
___________
(1)See Note 16, Income Taxes, for a further discussion.
(2)Deferred financing costs only include costs related to our lines of credit and term loans. See Note 8, Lines of Credit and Term Loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the three months ended September 30, 2020 and 2019 was $955,000 and $882,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $2,488,000 and $2,882,000, respectively. Amortization expense on deferred financing costs on our lines of credit and term loans is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for both the three months ended September 30, 2020 and 2019 was $88,000, and for both the nine months ended September 30, 2020 and 2019 was $264,000. Amortization expense on lease inducement is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Investments in unconsolidated entities primarily represents our investment in RHS Partners, LLC, or RHS, a privately-held company that operates 16 integrated senior health campuses, three of which are also owned by RHS. Our effective ownership of RHS was 33.8% as of both September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, we had a receivable of $3,128,000 and $5,133,000, respectively, due from RHS, which is included in accounts and other receivables, net, in our accompanying condensed consolidated balance sheets. The following is summarized financial information of our investments in unconsolidated entities:

	September 30, 2020			December 31, 2019
	RHS	Other	Total	RHS	Other	Total
Balance Sheet Data:
Total assets	$283,049,000	$17,188,000	$300,237,000	$278,297,000	$17,022,000	$295,319,000
Total liabilities	$260,526,000	$18,011,000	$278,537,000	$251,283,000	$17,245,000	$268,528,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended September 30,
	2020			2019
	RHS	Other	Total	RHS	Other	Total
Statements of Operations Data:
Revenues	$31,207,000	$3,613,000	$34,820,000	$35,669,000	$2,954,000	$38,623,000
Grant (loss) income	(948,000)	30,000	(918,000)	—	—	—
Expenses	(35,414,000)	(4,514,000)	(39,928,000)	(36,630,000)	(3,637,000)	(40,267,000)
Net loss	$(5,155,000)	$(871,000)	$(6,026,000)	$(961,000)	$(683,000)	$(1,644,000)

	Nine Months Ended September 30,
	2020			2019
	RHS	Other	Total	RHS	Other	Total
Statements of Operations Data:
Revenues	$95,733,000	$10,707,000	$106,440,000	$106,099,000	$4,030,000	$110,129,000
Grant income	5,300,000	30,000	5,330,000	—	—	—
Expenses	(105,524,000)	(13,037,000)	(118,561,000)	(108,604,000)	(5,114,000)	(113,718,000)
Net loss	$(4,491,000)	$(2,300,000)	$(6,791,000)	$(2,505,000)	$(1,084,000)	$(3,589,000)
7. Mortgage Loans Payable, Net
As of September 30, 2020 and December 31, 2019, mortgage loans payable were $823,594,000 ($800,170,000, net of discount/premium and deferred financing costs) and $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs), respectively. As of September 30, 2020, we had 60 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 5.25% per annum based on interest rates in effect as of September 30, 2020 and a weighted average effective interest rate of 3.60%. As of December 31, 2019, we had 58 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.21% per annum based on interest rates in effect as of December 31, 2019 and a weighted average effective interest rate of 3.85%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Total fixed-rate debt	$722,743,000	$714,786,000
Total variable-rate debt	100,851,000	101,431,000
Total fixed- and variable-rate debt	823,594,000	816,217,000
Less: deferred financing costs, net	(10,060,000)	(9,362,000)
Add: premium	228,000	304,000
Less: discount	(13,592,000)	(14,289,000)
Mortgage loans payable, net	$800,170,000	$792,870,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$792,870,000	$688,262,000
Additions:
Borrowings under mortgage loans payable	59,033,000	182,417,000
Amortization of deferred financing costs	426,000	1,187,000
Amortization of discount/premium on mortgage loans payable	621,000	502,000
Deductions:
Scheduled principal payments on mortgage loans payable	(49,056,000)	(59,706,000)
Early payoff of mortgage loans payable	(2,601,000)	(6,286,000)
Deferred financing costs	(1,123,000)	(1,119,000)
Ending balance	$800,170,000	$805,257,000
For both the three and nine months ended September 30, 2019, we incurred a loss on the extinguishment of a mortgage loan payable of $1,393,000, which is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Such loss was primarily related to the write-off of unamortized debt discount and prepayment penalties of a mortgage loan payable that was due to mature in November 2047. The source of funds for the payoff was from the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loans. For both the three and nine months ended September 30, 2020, we did not incur a gain or loss on the extinguishment of mortgage loans in 2020.
As of September 30, 2020, the principal payments due on our mortgage loans payable for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2020	$3,381,000
2021	73,372,000
2022	62,595,000
2023	60,320,000
2024	76,932,000
Thereafter	546,994,000
$823,594,000
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
On July 28, 2020, we entered into a First Amendment to the 2019 Corporate Credit Agreement, or the Credit Agreement Amendment, with Bank of America; KeyBank; Citizens Bank; and a syndicate of other banks, as lenders. The material terms of the Credit Agreement Amendment provide for, including among other things, the following, with capitalized terms having the meaning as defined in the 2019 Corporate Credit Agreement, unless otherwise defined herein: (i) revisions to financial covenant

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
calculations to exclude the assets, liabilities and operating performance of our indirect, majority-owned subsidiary Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, or any subsidiary thereof; (ii) the inclusion of a covenant modification period beginning on June 30, 2020 continuing through the earlier of (a) June 30, 2021, or (b) the date we deliver written notice to end the covenant modification period, subject to certain conditions, or the First Amendment Period; (iii) an increased Consolidated Leverage Ratio equal to or less than 65.0% during the First Amendment Period; (iv) changes to the applicable interest rate based on revisions to the Consolidated Leverage Ratio pricing grid; (v) an increased Consolidated Unencumbered Leverage Ratio equal to or less than 65.0% during the First Amendment Period; (vi) revisions to the Consolidated Tangible Net Worth and EBITDAR coverage requirements; (vii) the inclusion of a LIBOR floor, provided that the Term Loan Hedged Portion of the Term Loans shall not be subject to such floor; (viii) our operating partnership to pledge the equity interests in each direct and indirect subsidiary that owns an unencumbered asset; (ix) the removal of swing line loans; (x) updates regarding restrictions and limitations on certain investments during the remainder of the term of the 2019 Corporate Line of Credit; (xi) clarifications regarding events triggering a Fundamental Change; (xii) a restriction on the payment of distributions and share repurchases during the First Amendment Period; and (xiii) a lender fee. Notwithstanding the foregoing, the Credit Agreement Amendment provides that we can opt out of these modifications based on our written irrevocable election to end the First Amendment Period. Except as modified by the Credit Agreement Amendment, the material terms of the 2019 Corporate Credit Agreement, as amended, remain in full force and effect.
The maximum principal amount of the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to: (i) the terms of the 2019 Corporate Credit Agreement, as amended; and (ii) at least five business days’ prior written notice to Bank of America. The 2019 Corporate Line of Credit matures on January 25, 2022, and may be extended for one 12-month period during the term of the 2019 Corporate Credit Agreement, as amended, subject to satisfaction of certain conditions, including payment of an extension fee.
At our option, the 2019 Corporate Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate, as defined in the 2019 Corporate Credit Agreement, as amended, plus (ii) a margin ranging from 1.85% to 2.80% based on our Consolidated Leverage Ratio, as defined in the 2019 Corporate Credit Agreement, as amended, or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2019 Corporate Credit Agreement, as amended, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.85% to 1.80% based on our Consolidated Leverage Ratio. Accrued interest on the 2019 Corporate Line of Credit is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions. We are required to pay a fee on the unused portion of the lenders’ commitments under the 2019 Corporate Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.00% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.00% of the commitments, which fee shall be measured and payable on a quarterly basis.
As of both September 30, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of September 30, 2020 and December 31, 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $573,500,000 and $557,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.71% and 3.83% per annum, respectively.
2019 Trilogy Credit Facility
On September 5, 2019, we, through Trilogy RER, LLC and certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC, or the 2019 Trilogy Co-Borrowers, entered into an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, with KeyBank, as administrative agent; CIT Bank, N.A., as revolving agent; Regions Bank, as syndication agent; KeyBanc Capital Markets, Inc., as co-lead arranger and co-book runner; Regions Capital Markets, as co-lead arranger and co-book runner; Bank of America, as co-documentation agent; The Huntington National Bank, as co-documentation agent; and a syndicate of other banks, as lenders named therein, to amend and restate the terms of an existing credit agreement in order to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. For the nine months ended September 30, 2019, as a result of the termination of the previous credit agreement, we incurred a loss on extinguishment of $786,000, which is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) and was primarily related to the write-off of unamortized deferred financing fees. We may obtain up to $35,000,000 in the form of swing line loans and up to $15,000,000 in the form of standby letters of credit under the 2019 Trilogy Credit Facility.

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
At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) LIBOR plus 2.75% for LIBOR Rate Loans, as defined in the 2019 Trilogy Credit Agreement, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Agreement, and (iii) 1.00% above the one-month LIBOR. Accrued interest on the 2019 Trilogy Credit Facility is payable monthly. The loans may be repaid in whole or in part without prepayment fees or penalty, subject to certain conditions. We are required to pay fees on the unused portion of the lenders’ commitments under the 2019 Trilogy Credit Facility, with respect to any day during a calendar quarter, at a per annum rate equal to (a) 0.15% if the sum of the Aggregate Real Estate Revolving Credit Obligations, as defined in the 2019 Trilogy Credit Agreement, outstanding on such day is greater than 50.00% of the commitments or 0.20% if the sum of the Aggregate Real Estate Revolving Credit Obligations on such day is less than or equal to 50.00% of the commitments, and (b) 0.15% if the sum of the Aggregate A/R Revolving Credit Obligations, as defined in the 2019 Trilogy Credit Agreement, outstanding on such day is greater than 50.00% of the commitments or 0.20% if the sum of the Aggregate A/R Revolving Credit Obligations on such day is less than or equal to 50.00% of the commitments, which fees shall be measured and payable on a quarterly basis.
As of both September 30, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of September 30, 2020 and December 31, 2019, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $282,134,000 and $258,879,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.90% and 4.52% per annum, respectively.
Both the 2019 Corporate Credit Agreement, as amended, and the 2019 Trilogy Credit Agreement contain various financial covenants. We were in compliance with such covenants as of September 30, 2020. The extent and severity of the COVID-19 pandemic on our business continues to evolve and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these financial covenants. If any future financial covenants are violated, we anticipate seeking a waiver or amending the debt covenants with our lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2020 and December 31, 2019, which are included in other assets, net, or security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$—	$—
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(6,431,000)	(2,821,000)
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(3,138,000)	(1,150,000)
Swap	100,000,000	one month LIBOR	0.20%	01/25/22	(73,000)	—
					$(9,642,000)	$(3,971,000)
As of September 30, 2020 and December 31, 2019, none of our derivative financial instruments were designated as hedges. For the three months ended September 30, 2020 and 2019, we recorded $1,763,000 and $(1,169,000), respectively, and for the nine months ended September 30, 2020 and 2019, we recorded $(5,671,000) and $(5,846,000), respectively, as a decrease/(increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
10. Identified Intangible Liabilities, Net
As of September 30, 2020 and December 31, 2019, identified intangible liabilities, net consisted of below-market leases of $416,000 and $663,000, respectively, net of accumulated amortization of $785,000 and $1,342,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2020 and 2019 was $64,000 and $91,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $248,000 and $300,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 2.7 years and 4.3 years as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, estimated amortization expense on below-market leases for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$49,000
2021	180,000
2022	89,000
2023	71,000
2024	27,000
Thereafter	—
$416,000
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on an international, national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses have also experienced dramatic increases and may continue to experience increases in costs to care for residents, particularly increased

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment and other supplies required.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic. Since March 2020, we have postponed non-essential capital expenditures. In addition, in March 2020, we reduced stockholder distributions and partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. In response to the continued uncertainty and adverse effects of the COVID-19 pandemic on our operations, in May 2020, we suspended all distribution payments, the Amended and Restated DRIP and our share repurchase plan for all stockholders. In addition, in an effort to further increase our liquidity, our advisor agreed to defer 50.0% of the asset management fees that it would otherwise be entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, for a further discussion. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Influence Results of Operations, for a further discussion of the adverse impact of the COVID-19 pandemic to our business operations.
In addition to the government grants we recognized as of September 30, 2020 as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants, we received approximately $52,322,000 of Medicare advance payments during the second quarter of 2020 through an expanded program of the CMS that was intended to expedite cash flow to qualified healthcare providers. Such advance payments were based upon a qualified healthcare provider’s estimate of Medicare services to be performed for up to three months in the future and are recovered by CMS from future Medicare claims submitted by the qualified healthcare provider at any time. However, any remaining unpaid balance is required to be recouped in accordance with CMS guidance issued in October 2020 such that recoupment will commence one year after the Medicare advance payments were issued. After the first year, Medicare will automatically recoup 25.0% of Medicare payments otherwise owed to the provider for 11 months. Thereafter, recoupment will increase to 50.0% for another six months. Any amounts of unutilized Medicare advance payments, which reflect funds received that are not applied to actual billings for Medicare services performed, will be repaid to CMS by the end of 2022. The amount of Medicare advance payments received as of September 30, 2020 is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets as we cannot currently estimate the future services to be performed and the amount of funds we will retain and/or return. Once our recoupment period commences in 2021, any Medicare advance payments retained for actual services performed and Medicare claims billed will be included in resident fees and services revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
12. Redeemable Noncontrolling Interests
As of both September 30, 2020 and December 31, 2019, our advisor owned all of the 222 limited partnership units outstanding in our operating partnership. As of both September 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
As of both September 30, 2020 and December 31, 2019, we, through Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% of the outstanding equity interests of Trilogy. As of both September 30, 2020 and December 31, 2019, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$44,105,000	$38,245,000
Reclassification from equity	585,000	585,000
Distributions	(439,000)	(1,033,000)
Repurchase of redeemable noncontrolling interests	(150,000)	(400,000)
Fair value adjustment to redemption value	(45,000)	110,000
Net income attributable to redeemable noncontrolling interests	794,000	304,000
Ending balance	$44,850,000	$37,811,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both September 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. As of both September 30, 2020 and December 31, 2019, our advisor owned 22,222 shares of our common stock, which our advisor acquired on January 15, 2013. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
Through September 30, 2020, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 35,059,456 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 26,257,389 shares of our common stock under our share repurchase plan and granted an aggregate of 135,000 shares of our restricted common stock to our independent directors through September 30, 2020. As of September 30, 2020 and December 31, 2019, we had 193,889,887 and 193,967,474 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance — foreign currency translation adjustments	$(2,255,000)	$(2,560,000)
Net change in current period	(220,000)	(301,000)
Ending balance — foreign currency translation adjustments	$(2,475,000)	$(2,861,000)
Noncontrolling Interests
As of both September 30, 2020 and December 31, 2019, Trilogy REIT Holdings owned approximately 96.6% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GAHR IV. Both GAHR IV and us are sponsored by American Healthcare Investors. We serve as the sole manager of Trilogy REIT Holdings. As of both September 30, 2020 and December 31, 2019, NHI and GAHR IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively. For the three and nine months ended September 30, 2020 and 2019, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their grant date fair value and immediately expensed. The performance-based Profit Interests are subject to fair value measurements until vesting occurs with changes to fair value recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For both the three months ended September 30, 2020 and 2019, we recognized stock compensation expense related to the Profit Interests of $195,000 and for both the nine months ended September 30, 2020 and 2019, we recognized stock compensation expense related to the Profit Interests of $585,000.
There were no canceled, expired or exercised Profit Interests during the nine months ended September 30, 2020 and 2019. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying condensed consolidated balance sheets and the dividends of the preferred shares of beneficial interests in net income or loss attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of both September 30, 2020 and December 31, 2019, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000. For the period from April 7, 2020 through September 30, 2020, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss), and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheet as of September 30, 2020.
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
Since October 5, 2016, our board had previously approved and established an estimated per share NAV annually. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to the Amended and Restated DRIP were issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV. At this time, the audit committee of our board continues to deem it prudent to delay the determination of our annual estimated per share NAV until sometime in the future when we are able to more clearly discern the short- and long-term ramifications on valuation assumptions and methodologies and resulting healthcare real estate asset values due to the impacts of the COVID-19 pandemic. As such, we did not publish an updated estimated per share NAV of our common stock in October 2020. The following is a summary of our historical and current estimated per share NAV:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
10/03/19	$9.40
For the three months ended September 30, 2020 and 2019, $0 and $13,789,000, respectively, in distributions were reinvested and 0 and 1,471,581 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For the nine months ended September 30, 2020 and 2019, $21,861,000 and $42,100,000, respectively, in distributions were reinvested and 2,325,762 and 4,493,074 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings.
As of September 30, 2020 and December 31, 2019, a total of $327,012,000 and $305,151,000, respectively, in distributions were cumulatively reinvested that resulted in 35,059,456 and 32,733,694 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Share Repurchase Plan
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. As a result, on March 31, 2020, our board partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests that resulted from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Subsequently, on May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. On July 1, 2020, we paid the final share repurchase requests that were honored prior to the suspension of our share repurchase plan. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan.
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
The Repurchase Amount, as such term is defined in our share repurchase plan, was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. For requests submitted pursuant to a death or a qualifying disability of a stockholder, the Repurchase Amount was 100% of the amount per share the stockholder paid for their shares of common stock. Since October 5, 2016, our board had previously approved and established an estimated per share NAV annually. See the “Distribution Reinvestment Plan” section above for a discussion of our historical and current estimated per share NAV. Accordingly, commencing with share repurchase requests submitted during the quarter that our board approved and established an estimated per share NAV, such per share NAV served as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such per share NAV in our initial offering, until such time as our board determined an updated estimated per share NAV.
For the three months ended September 30, 2020 and 2019, we repurchased 517,436 and 1,832,625 shares of our common stock, respectively, for an aggregate of $5,121,000 and $17,321,000, respectively, at an average purchase price of $9.90 and $9.45 per share, respectively. For the nine months ended September 30, 2020 and 2019, we repurchased 2,410,849 and 7,682,977 shares of our common stock, respectively, for an aggregate of $23,107,000 and $72,456,000, respectively, at an average repurchase price of $9.58 and $9.43 per share, respectively.
As of September 30, 2020 and December 31, 2019, we cumulatively repurchased 26,257,389 and 23,846,540 shares of our common stock, respectively, for an aggregate of $244,930,000 and $221,823,000, respectively, at an average repurchase price of $9.33 and $9.30 per share, respectively.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the nine months ended September 30, 2020 and 2019, we granted an aggregate of 7,500 and 22,500 shares of our restricted common stock, respectively, at a weighted average grant date fair value of $9.40 and $9.37 per share, respectively, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For the three months ended September 30, 2020 and 2019, we recognized stock compensation expense related to the independent director grants of $28,000 and $72,000, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized stock compensation expense related to the independent director grants of $128,000 and $172,000, respectively. Such stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three and nine months ended September 30, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the three months ended September 30, 2020 and 2019, we incurred $6,876,000 and $6,105,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $19,027,000 and $18,823,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended September 30, 2020 and 2019, we incurred $416,000 and $277,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $452,000 and $1,075,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
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
For the three months ended September 30, 2020 and 2019, we incurred $255,000 and $0, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $329,000 and $163,000, respectively, in development fees to our advisor or its affiliates, which are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operational Stage
Asset Management Fee
We pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. In an effort to increase our liquidity during the ongoing uncertainty surrounding the COVID-19 pandemic, on May 29, 2020, our advisor agreed to defer 50.0% of the asset management fees that it would otherwise be entitled to receive pursuant to the Advisory Agreement for services performed by our advisor or its affiliates during the period from June 1, 2020 to November 30, 2020, with the full amount of such deferred fees becoming due and payable by us on January 2, 2021. Such deferred asset management fees of $3,460,000 as of September 30, 2020 are included in accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
For the three months ended September 30, 2020 and 2019, we incurred $5,205,000 and $5,021,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $15,449,000 and $15,018,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2020 and 2019, we incurred $663,000 and $636,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $1,966,000 and $1,915,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in rental expenses and general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three months ended September 30, 2020 and 2019, we incurred $237,000 and $68,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $518,000 and $237,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2020 and 2019, we incurred $39,000 and $56,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $133,000 and $255,000, respectively, in construction management fees to our advisor or its affiliates.
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
For the 12 months ended September 30, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended September 30,
	2020	2019
Operating expenses as a percentage of average invested assets	0.9%	0.9%
Operating expenses as a percentage of net income	18.7%	20.1%
For the three months ended September 30, 2020 and 2019, our advisor or its affiliates incurred operating expenses on our behalf of $61,000 and $47,000, respectively, and for the nine months ended September 30, 2020 and 2019, incurred operating expenses on our behalf of $180,000 and $160,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and nine months ended September 30, 2020 and 2019, our advisor and its affiliates were not compensated for any additional services.
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
For the three and nine months ended September 30, 2020, our advisor agreed to waive expense reimbursements and $270,000 and $490,000, respectively, of disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 2, Summary of Significant Accounting Policies — Impairment of Long-Lived Assets and Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, for discussions of our property dispositions, as well as Note 13, Equity — Noncontrolling Interests, for a discussion of the disposition of membership interests in a consolidated

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
limited liability company. Our advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees and expense reimbursements. For the three and nine months ended September 30, 2019, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2020 and 2019, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2020 and 2019, we did not pay any such distributions to our advisor.
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
As of September 30, 2020 and December 31, 2019, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2020 and December 31, 2019:

Fee	September 30, 2020	December 31, 2019
Asset and property management fees	$4,524,000	$1,991,000
Construction management fees	97,000	175,000
Lease commissions	49,000	143,000
Development fees	18,000	—
Operating expenses	11,000	12,000
	$4,699,000	$2,321,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$9,642,000	$—	$9,642,000
Warrants	—	—	1,178,000	1,178,000
Total liabilities at fair value	$—	$9,642,000	$1,178,000	$10,820,000
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
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2020 and 2019.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Warrants
As of both September 30, 2020 and December 31, 2019, we have recorded $1,178,000 related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of September 30, 2020 and December 31, 2019, the carrying value is a reasonable estimate of fair value.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$75,037,000	$93,364,000	$72,717,000	$94,026,000
Financial Liabilities:
Mortgage loans payable	$800,170,000	$824,271,000	$792,870,000	$732,846,000
Lines of credit and term loans	$847,910,000	$859,406,000	$807,742,000	$816,355,000
___________
(1)Carrying amount is net of any discount/premium and unamortized costs.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On March 27, 2020, the federal government passed the CARES Act that contains economic stimulus provisions, including the temporary removal of limitations on the deductibility of NOL, modifications to the carryback periods of NOL, modifications to the business interest deduction limitations and technical corrections to the tax depreciation recovery period of qualified improvement property. Accordingly, tax law changes within the CARES Act may impact income taxes accrued, deferred tax assets or liabilities and the associated valuation allowances included in our condensed consolidated financial statements, if any. We do not anticipate that tax law changes in the CARES Act will materially impact the computation of our taxable income, including our TRS. We also do not expect that we will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act. We will continue to evaluate the tax impact of the CARES Act and any guidance provided by the United States Treasury Department, the IRS, and other state and local regulatory authorities to our condensed consolidated financial statements.
The components of income or loss before taxes for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$(444,000)	$(16,211,000)	$9,687,000	$(8,896,000)
Foreign	(86,000)	(52,000)	(305,000)	(354,000)
(Loss) income before income taxes	$(530,000)	$(16,263,000)	$9,382,000	$(9,250,000)
The components of income tax benefit or expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal deferred	$(2,591,000)	$(1,446,000)	$(3,018,000)	$(2,538,000)
State deferred	(532,000)	(242,000)	(578,000)	(381,000)
Federal current	—	—	(38,000)	—
Foreign current	150,000	90,000	425,000	510,000
Valuation allowances	3,123,000	2,438,000	267,000	3,559,000
Total income tax expense (benefit)	$150,000	$840,000	$(2,942,000)	$1,150,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2020 and December 31, 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both September 30, 2020 and December 31, 2019, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended September 30, 2020 and 2019, we recognized $29,004,000 and $26,668,000, respectively, of revenues related to operating lease payments, of which $5,233,000 and $4,649,000, respectively, was for variable lease payments. For the nine months ended September 30, 2020 and 2019, we recognized $86,626,000 and $88,619,000, respectively, of revenues related to operating lease payments, of which $14,125,000 and $13,739,000, respectively, was for variable lease payments. As of September 30, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the three months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2020	$21,766,000
2021	88,432,000
2022	82,791,000
2023	75,666,000
2024	68,962,000
Thereafter	462,096,000
Total	$799,713,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2112, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of September 30, 2020, we had future lease payments of $44,307,000 for operating leases that had not yet commenced. Such operating leases will commence between fiscal year 2021 and 2022 with lease terms of up to 15 years.
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
The components of lease costs were as follows:

		Three Months Ended September 30,
Lease Cost	Classification	2020	2019
Operating lease cost(1)	Property operating expenses and rental expenses	$8,068,000	$7,387,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	433,000	467,000
Interest on lease liabilities	Interest expense	82,000	146,000
Total lease cost		$8,583,000	$8,000,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019
Operating lease cost(1)	Property operating expenses and rental expenses	$24,507,000	$22,507,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,478,000	1,520,000
Interest on lease liabilities	Interest expense	413,000	278,000
Total lease cost		$26,398,000	$24,305,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	13.5	13.5
Finance leases	1.4	1.3
Weighted average discount rate
Operating leases	5.76%	5.94%
Finance leases	5.90%	7.33%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$18,096,000	$16,602,000
Operating cash outflows related to finance leases	$413,000	$277,000
Financing cash outflows related to finance leases	$1,148,000	$2,490,000
Leased assets obtained in exchange for finance lease liabilities	$66,000	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$14,127,000	$166,000
Operating Leases
As of September 30, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2020	$6,330,000
2021	23,711,000
2022	24,163,000
2023	24,351,000
2024	23,603,000
Thereafter	190,561,000
Total operating lease payments	292,719,000
Less: interest	96,324,000
Present value of operating lease liabilities	$196,395,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Finance Leases
As of September 30, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2020	$90,000
2021	151,000
2022	22,000
2023	16,000
2024	—
Thereafter	—
Total finance lease payments	279,000
Less: interest	11,000
Present value of finance lease liabilities	$268,000
18. Segment Reporting
As of September 30, 2020, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, foreign currency gain or loss, other income, income or loss from unconsolidated entities and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2020
Revenues and grant income:
Resident fees and services	$242,714,000	$21,217,000	$—	$—	$—	$—	$263,931,000
Real estate revenue	—	—	19,675,000	4,245,000	3,676,000	2,737,000	30,333,000
Grant income	740,000	—	—	—	—	—	740,000
Total revenues and grant income	243,454,000	21,217,000	19,675,000	4,245,000	3,676,000	2,737,000	295,004,000
Expenses:
Property operating expenses	225,199,000	15,790,000	—	—	—	—	240,989,000
Rental expenses	—	—	7,304,000	9,000	369,000	113,000	7,795,000
Segment net operating income	$18,255,000	$5,427,000	$12,371,000	$4,236,000	$3,307,000	$2,624,000	$46,220,000
Expenses:
General and administrative							$6,969,000
Acquisition related expenses							54,000
Depreciation and amortization							24,591,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(17,229,000)
Gain in fair value of derivative financial instruments							1,763,000
Gain on dispositions of real estate investments							1,037,000
Loss from unconsolidated entities							(2,855,000)
Foreign currency gain							1,945,000
Other income							203,000
Loss before income taxes							(530,000)
Income tax expense							(150,000)
Net loss							$(680,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2019
Revenues:
Resident fees and services	$257,048,000	$16,752,000	$—	$—	$—	$—	$273,800,000
Real estate revenue	—	—	19,890,000	2,601,000	2,672,000	2,799,000	27,962,000
Total revenues	257,048,000	16,752,000	19,890,000	2,601,000	2,672,000	2,799,000	301,762,000
Expenses:
Property operating expenses	230,349,000	11,509,000	—	—	—	—	241,858,000
Rental expenses	—	—	8,140,000	553,000	346,000	149,000	9,188,000
Segment net operating income	$26,699,000	$5,243,000	$11,750,000	$2,048,000	$2,326,000	$2,650,000	$50,716,000
Expenses:
General and administrative							$7,675,000
Acquisition related expenses							4,000
Depreciation and amortization							36,778,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(21,046,000)
Loss in fair value of derivative financial instruments							(1,169,000)
Loss from unconsolidated entities							(766,000)
Foreign currency loss							(1,464,000)
Other income							1,923,000
Loss before income taxes							(16,263,000)
Income tax expense							(840,000)
Net loss							$(17,103,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2020
Revenues and grant income:
Resident fees and services	$743,340,000	$65,134,000	$—	$—	$—	$—	$808,474,000
Real estate revenue	—	—	58,853,000	11,038,000	12,415,000	8,258,000	90,564,000
Grant income	30,730,000	—	—	—	—	—	30,730,000
Total revenues and grant income	774,070,000	65,134,000	58,853,000	11,038,000	12,415,000	8,258,000	929,768,000
Expenses:
Property operating expenses	683,332,000	47,588,000	—	—	—	—	730,920,000
Rental expenses	—	—	22,536,000	52,000	1,195,000	329,000	24,112,000
Segment net operating income	$90,738,000	$17,546,000	$36,317,000	$10,986,000	$11,220,000	$7,929,000	$174,736,000
Expenses:
General and administrative							$21,324,000
Acquisition related expenses							307,000
Depreciation and amortization							74,250,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(53,415,000)
Loss in fair value of derivative financial instruments							(5,671,000)
Gain on dispositions of real estate investments							1,037,000
Impairment of real estate investments							(8,335,000)
Loss from unconsolidated entities							(3,065,000)
Foreign currency loss							(1,303,000)
Other income							1,279,000
Income before income taxes							9,382,000
Income tax benefit							2,942,000
Net income							$12,324,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2019
Revenues:
Resident fees and services	$764,803,000	$49,751,000	$—	$—	$—	$—	$814,554,000
Real estate revenue	—	—	60,548,000	14,184,000	9,998,000	8,467,000	93,197,000
Total revenues	764,803,000	49,751,000	60,548,000	14,184,000	9,998,000	8,467,000	907,751,000
Expenses:
Property operating expenses	681,996,000	34,704,000	—	—	—	—	716,700,000
Rental expenses	—	—	23,553,000	776,000	1,076,000	434,000	25,839,000
Segment net operating income	$82,807,000	$15,047,000	$36,995,000	$13,408,000	$8,922,000	$8,033,000	$165,212,000
Expenses:
General and administrative							$21,104,000
Acquisition related expenses							(292,000)
Depreciation and amortization							87,149,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(59,665,000)
Loss in fair value of derivative financial instruments							(5,846,000)
Loss from unconsolidated entities							(1,713,000)
Foreign currency loss							(1,654,000)
Other income							2,377,000
Loss before income taxes							(9,250,000)
Income tax expense							(1,150,000)
Net loss							$(10,400,000)
Total assets by reportable segment as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Integrated senior health campuses	$1,914,639,000	$1,791,868,000
Medical office buildings	616,944,000	620,292,000
Senior housing — RIDEA	351,237,000	360,823,000
Senior housing	149,289,000	152,909,000
Skilled nursing facilities	119,366,000	126,606,000
Hospitals	110,545,000	113,737,000
Other	9,169,000	6,054,000
Total assets	$3,271,189,000	$3,172,289,000
As of both September 30, 2020 and December 31, 2019, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and grant income:
United States	$293,796,000	$300,609,000	$926,202,000	$904,152,000
International	1,208,000	1,153,000	3,566,000	3,599,000
	$295,004,000	$301,762,000	$929,768,000	$907,751,000
The following is a summary of real estate investments, net by geographic regions as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Real estate investments, net:
United States	$2,278,720,000	$2,219,882,000
International	48,222,000	50,539,000
	$2,326,942,000	$2,270,421,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2020, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Properties located in Indiana accounted for 38.3% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of September 30, 2020, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing, accounted for 52.9%, 26.1%, 10.1%, 5.5%, 2.7% and 2.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. As of September 30, 2020, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, which is based on contractual base rent from leases in effect inclusive of our senior housing — RIDEA facilities and integrated senior health campuses operations as of September 30, 2020.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $0 and $7,000, respectively, for the three months ended September 30, 2020 and 2019, and $9,000 and $21,000, respectively, for the nine months ended September 30, 2020 and 2019. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2020 and 2019, there were 33,000 and 46,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both September 30, 2020 and 2019, there were 222 redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 26, 2020. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2020 and December 31, 2019, together with our results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As of September 30, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See the “Liquidity and Capital Resources” section below for a further discussion.
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses have also experienced dramatic increases and may continue to experience increases in costs to care for residents, particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. Since March 2020, we have postponed non-essential capital expenditures. In addition, in March 2020, we reduced stockholder distributions and partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. In response to the continued uncertainty and adverse effects of the COVID-19 pandemic on our operations, in May 2020, we suspended all distribution payments, the Amended and Restated DRIP and our share repurchase plan for all stockholders to further conserve and preserve liquidity. Furthermore, in an effort to increase our liquidity, our advisor agreed to defer 50.0% of the asset management fees that it would otherwise be entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion. We believe that the long-term stability of our portfolio will return once the virus has been controlled. In states where lockdown orders have been lifted, the downward trends in our portfolio appear to have somewhat moderated, but we have not yet witnessed a significant rebound. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See the “Factors Which May Influence Results of Operations,” “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On October 3, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.40. We previously provided an updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on October 4, 2019 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV. At this time, the audit committee of our board continues to deem it prudent to delay the determination of our annual estimated per share NAV until sometime in the future when we are able to more clearly discern the short- and long-term ramifications on valuation assumptions and methodologies and resulting healthcare real estate asset values due to the impacts of the COVID-19 pandemic. As such, we did not publish an updated estimated per share NAV of our common stock in October 2020. See Note 13, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2020 and expires on February 26, 2021. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital, or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of September 30, 2020, we owned and/or operated 97 properties, comprising 101 buildings, and 118 integrated senior health campuses including completed development projects, or approximately 13,880,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,031,654,000. In addition, as of September 30, 2020, we also owned a real estate-related investment purchased for $60,429,000.
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
Acquisitions and Dispositions in 2020
For a discussion of our acquisitions and dispositions of investments in 2020, see Note 2, Summary of Significant Accounting Policies — Impairment of Long-Lived Assets, Note 2, Summary of Significant Accounting Policies — Properties Held for Sale and Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations
Due to the ongoing COVID-19 pandemic in the United States and globally, our residents, tenants, operating partners and managers have been materially impacted. The situation continues to present a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus continues to result in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement aggressive protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19.
Each type of real estate asset we own has been impacted by COVID-19 to varying degrees. The COVID-19 pandemic has negatively impacted the businesses of our medical office tenants and their ability to pay rent on a timely basis. In the early months of the pandemic when many of the states had implemented “stay at home” orders, in excess of 50.0% of our tenants in medical office buildings had been classified by state governments as “non-essential” and were ordered to either shut down entirely, or significantly limit hours of operations, which prevented or significantly limited our tenants from seeing patients in their offices and thereby creating unprecedented revenue pressure on such tenants. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, the number of patients returning to such offices varies across practice types and geographic markets as people continue to delay office visits indefinitely due to the fears or uncertainties associated with COVID-19 despite the availability of services. Additionally, while restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates continue to rise, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities and integrated senior health campuses, based on preliminary information available to management as of October 31, 2020, we have experienced an approximate 13.3% decline in our resident occupancies since February 2020 largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines. In addition, we continue to experience challenges in attracting prospective residents to such facilities and campuses because they are choosing to delay moving into communities until the threat posed by the virus has declined. Further, the elimination of elective hospital procedures, which drive post-acute skilled nursing admissions, has impacted our resident occupancy levels of our integrated senior health campuses. Our facilities have adopted different phased-in approaches to facility operations depending on the market in which they operate, which range from stringent restrictions of essential visitors and frequent testing of staff and residents to allowing screened visitors and limited activities. At the same time that our managed senior housing — RIDEA facilities and integrated senior health campuses are facing a reduction in revenue associated with lower resident occupancies, they experienced up to a 30.0% increase in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of PPE and other supplies required to maintain health and safety measures and protocols. Such costs have begun to moderate somewhat during the third quarter of 2020. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus continues to be on resident occupancy recovery and operating expense management.
The impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our RIDEA properties continue to evaluate their options for financial assistance, such as utilizing programs within the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants, tax benefits and Medicare reimbursement programs. Some of our tenants within our non-RIDEA properties have sought financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. As such, we continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits, move-ins into senior housing facilities and elective procedures, which will eventually drive skilled nursing occupancies higher; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 levels. The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain it, which are highly uncertain and cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and our integrated senior health campuses, as of September 30, 2020, our properties were 91.5% leased and during the remainder of 2020, 2.4% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2020, our remaining weighted average lease term was 7.3 years, excluding our senior housing — RIDEA facilities and our integrated senior health campuses.
Our combined senior housing — RIDEA facilities and integrated senior health campuses were 76.1% and 78.4% leased, respectively, for the three and nine months ended September 30, 2020. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2020 and 2019
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, and under a normal operating environment, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing property expansions and developments.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2020, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
The COVID-19 pandemic has had a significant impact on the operations of our real estate portfolio. Although we have experienced a delay in receiving rent payments from our tenants, as of September 30, 2020, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. In addition, substantially all of the contractual rent through September 2020 from our medical office building tenants has been received. However, given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. We received lease concession requests from some of our medical office building tenants primarily during the second quarter of 2020 that resulted in an insignificant number of concessions granted, such as in the form of rent abatements, in conjunction with a lease term extension for up to seven years, or rent payment deferrals requiring repayment within one year. Such lease concessions granted do not have a material impact to our condensed consolidated financial statements. No contractual rent for our medical office building tenants was forgiven.

Except where otherwise noted, the changes in our consolidated results of operations for 2020 as compared to 2019 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received, as well as the development and expansion of our portfolio of integrated senior health campuses. In addition, there are changes in our results of operations by reporting segment due to the transitioning of the operations of seven senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019. As of September 30, 2020 and 2019, we owned and/or operated the following types of properties:

	September 30,
	2020			2019
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	118	$1,582,563,000	(1)	113	$1,528,470,000	(1)
Medical office buildings	63	657,885,000	88.6%	64	664,135,000	89.1%
Senior housing — RIDEA	20	433,891,000	(2)	13	320,035,000	(2)
Senior housing	9	89,535,000	100%	16	203,391,000	100%
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	219	$3,031,654,000	91.5%	215	$2,983,811,000	92.4%
___________
(1)For the three months ended September 30, 2020 and 2019, the leased percentage for the resident units of our integrated senior health campuses was 76.8% and 86.9%, respectively. For the nine months ended September 30, 2020 and 2019, the leased percentage for the resident units of our integrated senior health campuses was 79.0% and 86.1%, respectively.
(2)For the three months ended September 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 72.6% and 82.3%, respectively. For the nine months ended September 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 75.5% and 82.8%, respectively.
(3)Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues and Grant Income
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Resident Fees and Services
Integrated senior health campuses	$242,714,000	$257,048,000	$743,340,000	$764,803,000
Senior housing — RIDEA	21,217,000	16,752,000	65,134,000	49,751,000
Total resident fees and services	263,931,000	273,800,000	808,474,000	814,554,000
Real Estate Revenue
Medical office buildings	19,675,000	19,890,000	58,853,000	60,548,000
Skilled nursing facilities	3,676,000	2,672,000	12,415,000	9,998,000
Senior housing	4,245,000	2,601,000	11,038,000	14,184,000
Hospitals	2,737,000	2,799,000	8,258,000	8,467,000
Total real estate revenue	30,333,000	27,962,000	90,564,000	93,197,000
Grant Income
Integrated senior health campuses	740,000	—	30,730,000	—
Total grant income	740,000	—	30,730,000	—
Total revenues and grant income	$295,004,000	$301,762,000	$929,768,000	$907,751,000

For the three and nine months ended September 30, 2020 and 2019, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three and nine months ended September 30, 2020 and 2019, real estate revenue primarily consisted of base rent and expense recoveries. For the three and nine months ended September 30, 2020, we recognized $740,000 and $30,730,000, respectively, of grant income at our integrated senior health campuses related to government grants received through CARES Act economic relief programs. An additional $20,735,000 of such government grants were received, which we have deferred and anticipate to recognize as grant income through mid-year 2021. See Note 2, Summary of Significant Accounting Policies — Government Grants, to our accompanying condensed consolidated financial statements for a further discussion.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Property Operating Expenses
Integrated senior health campuses	$225,199,000	92.5%	$230,349,000	89.6%	$683,332,000	88.3%	$681,996,000	89.2%
Senior housing — RIDEA	15,790,000	74.4%	11,509,000	68.7%	47,588,000	73.1%	34,704,000	69.8%
Total property operating expenses	$240,989,000	91.1%	$241,858,000	88.3%	$730,920,000	87.1%	$716,700,000	88.0%

Rental Expenses
Medical office buildings	$7,304,000	37.1%	$8,140,000	40.9%	$22,536,000	38.3%	$23,553,000	38.9%
Skilled nursing facilities	369,000	10.0%	346,000	12.9%	1,195,000	9.6%	1,076,000	10.8%
Hospitals	113,000	4.1%	149,000	5.3%	329,000	4.0%	434,000	5.1%
Senior housing	9,000	0.2%	553,000	21.3%	52,000	0.5%	776,000	5.5%
Total rental expenses	$7,795,000	25.7%	$9,188,000	32.9%	$24,112,000	26.6%	$25,839,000	27.7%
For the three months ended September 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $209,944,000 and $212,791,000, respectively. For the nine months ended September 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $635,972,000 and $627,617,000, respectively. Overall, property operating expenses have significantly increased due to labor costs, the single largest expense line item for skilled nursing and senior housing facilities, as well as the costs of COVID-19 testing of employees and residents and the costs of PPE and other supplies required as a result of the COVID-19 pandemic. Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased, non-RIDEA senior housing and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. We anticipate that the percentage of operating expenses to revenue may fluctuate based on the types of property we own and/or operate in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asset management and property management oversight fees — affiliates	$5,518,000	$5,021,000	$16,391,000	$15,018,000
Professional and legal fees	501,000	1,226,000	1,901,000	2,391,000
Transfer agent services	298,000	348,000	928,000	1,005,000
Stock compensation expense	195,000	195,000	585,000	585,000
Bank charges	153,000	72,000	431,000	174,000
Directors’ and officers’ liability insurance	82,000	78,000	247,000	236,000
Board of directors fees	76,000	68,000	230,000	208,000
Postage and delivery	69,000	14,000	231,000	155,000
Restricted stock compensation	28,000	72,000	128,000	172,000
Franchise taxes	22,000	56,000	168,000	254,000
Bad debt expense	—	473,000	—	745,000
Other	27,000	52,000	84,000	161,000
Total	$6,969,000	$7,675,000	$21,324,000	$21,104,000
Depreciation and Amortization
For the three months ended September 30, 2020 and 2019, depreciation and amortization was $24,591,000 and $36,778,000, respectively, which primarily consisted of depreciation on our operating properties of $22,699,000 and $25,062,000, respectively, and amortization on our identified intangible assets of $1,456,000 and $11,435,000, respectively.
For the nine months ended September 30, 2020 and 2019, depreciation and amortization was $74,250,000 and $87,149,000, respectively, which primarily consisted of depreciation on our operating properties of $67,959,000 and $68,796,000, respectively, and amortization of our identified intangible assets of $5,120,000 and $17,530,000, respectively.
The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2020, compared to the corresponding prior year periods, is primarily due to the September 2019 write-off of tenant improvements and in-place leases in connection with the termination of a management services agreement with an operator in 2019.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense:
Lines of credit and term loans and derivative financial instruments	$7,448,000	$8,757,000	$23,709,000	$27,975,000
Mortgage loans payable	8,044,000	8,383,000	24,502,000	24,254,000
Amortization of deferred financing costs:
Lines of credit and term loans	955,000	882,000	2,488,000	2,882,000
Mortgage loans payable	277,000	483,000	913,000	1,122,000
Amortization of debt discount/premium, net	206,000	164,000	621,000	502,000
(Gain) loss in fair value of derivative financial instruments	(1,763,000)	1,169,000	5,671,000	5,846,000
Loss on extinguishment of debt	—	2,179,000	—	2,179,000
Interest on finance lease liabilities	82,000	146,000	413,000	277,000
Interest expense on financing obligations and other liabilities	217,000	52,000	769,000	474,000
Total	$15,466,000	$22,215,000	$59,086,000	$65,511,000

The decrease in total interest expense for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily related to the decrease in interest expense as a result of the termination of an agreement for our previous credit facility, the extinguishment of a mortgage loan payable during 2019 and decrease in interest rates on our variable rate debt, partially offset by the fair value adjustments on our derivative financial instruments, which was due to a decrease in London Inter-bank Offered Rate, or LIBOR, rates relative to our interest rate swap contracts.
Impairment of Real Estate Investments
For the nine months ended September 30, 2020, we recognized an impairment charge of $3,711,000 on one skilled nursing facility within Fox Grape SNF Portfolio, $1,905,000 on one medical office building within Mount Olympia MOB Portfolio and $2,719,000 on two integrated senior health campuses within Trilogy Investors, LLC, or Trilogy, for an aggregate impairment charge of $8,335,000. We subsequently disposed of such impaired medical office building in July 2020 and recognized a net gain on sale of $15,000. See Note 2, Summary of Significant Accounting Policies — Impairment of Long-Lived Assets and Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, to our accompanying condensed consolidated financial statements for a further discussion. No impairment charges on real estate investments were recognized for both the three and nine months ended September 30, 2019.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $13,493,000 to pay interest on our outstanding indebtedness for the remainder of 2020, based on interest rates in effect as of September 30, 2020, and that we will require $3,381,000 to pay principal on our outstanding indebtedness for the remainder of 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board has taken steps since March 2020 to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board approved a daily distribution rate for April and May 2020 equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. On March 31, 2020, our board also partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests resulting from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Additionally, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, to further maximize our liquidity, on May 29, 2020, our board approved the suspension of all stockholder distributions and the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspensions were effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See the “Distributions” section below for a further discussion. Furthermore, on May 29, 2020, our board approved the suspension of our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from death or qualifying disability of stockholders. Our board will continue to assess our distribution policy in light of our operations and future capital needs and shall determine if and when it is in the best interest of our company and our stockholders to reinstate distributions, the Amended and Restated DRIP or our share repurchase plan. In addition to the actions taken by our board described above, our advisor agreed to defer 50.0% of the asset management fees that it would otherwise be entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of such deferred asset management fees.

As of September 30, 2020, our cash on hand was $133,332,000 and we had $134,366,000 available on our lines of credit. Such cash on hand included $12,547,000 of government grants and $50,910,000 in Medicare advance payments received by Trilogy, of which we currently own 67.6%, through economic stimulus programs of the CARES Act. See Note 2, Summary of Significant Accounting Policies — Government Grants and Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, to our accompanying condensed consolidated financial statements for a further discussion of such relief funds. We believe that such proceeds of cash and available lines of credit will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings, or additional equity investments from us or joint venture partners. As of September 30, 2020, we had $12,698,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of September 30, 2020, we estimate that our discretionary expenditures for developments and capital and tenant improvements could require up to $15,743,000 for the remaining three months of 2020. However, in light of the COVID-19 pandemic and to further preserve cash, since March 2020, we suspended all non-essential, discretionary expenditures for capital improvements, as well as developments and/or expansions, that were anticipated during 2020 throughout our real estate investment portfolio. In particular, we suspended capital expenditures that are not directly associated with the maintenance or expansion of tenant occupancy and the enhancement of net operating income, or NOI. The duration of our suspension of developments and capital expenditures are uncertain and an update to the actual amounts forecasted to be expended for the remainder of the year cannot be estimated at this time.
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents and restricted cash — beginning of period	$89,880,000	$72,705,000
Net cash provided by operating activities	191,685,000	91,792,000
Net cash used in investing activities	(112,474,000)	(72,055,000)
Net cash provided by (used in) financing activities	598,000	(8,161,000)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(73,000)	(108,000)
Cash, cash equivalents and restricted cash — end of period	$169,616,000	$84,173,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2020 and 2019, cash flows provided by operating activities primarily related to the cash flows provided by our property operations and $30,730,000 of grant income, offset by the payment of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments. In addition, for the nine months ended September 30, 2020, cash flows provided by operating activities included approximately $20,735,000 of government grants and $52,322,000 of Medicare advance payments that have been received and deferred in other liabilities to be recognized in the future as revenue or grant income, as applicable. See Note 2, Summary of Significant Accounting Policies — Government Grants and Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, to our accompanying condensed consolidated financial statements for a further discussion of such deferred revenue and government grants.

Investing Activities
For the nine months ended September 30, 2020, cash flows used in investing activities primarily related to developments and capital expenditures of $93,657,000 and acquisitions of previously leased real estate investments, including our land acquisition, in the amount of $29,447,000, partially offset by proceeds from real estate dispositions of $12,105,000. For the nine months ended September 30, 2019, cash flows used in investing activities primarily related to developments and capital expenditures of $65,740,000 and 2019 property acquisitions in the amount of $32,793,000, partially offset by principal repayments on real estate notes receivable of $28,650,000. In general, cash flows used in investing activities will be affected by the timing of capital expenditures and development projects and the number of acquisitions we complete in future years as compared to prior years.
Financing Activities
For the nine months ended September 30, 2020, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable of $59,033,000, net borrowings under our lines of credit and term loans in the amount of $39,755,000 and the sale of a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital for $11,000,000, partially offset by scheduled payments on our mortgage loans payable of $49,056,000, distributions to our common stockholders of $26,997,000, share repurchases of $23,107,000 and our early payoff of mortgage loans payable of $2,601,000. For the nine months ended September 30, 2019, cash flows used in financing activities primarily related to share repurchases of $72,200,000 and distributions to our common stockholders of $46,716,000, partially offset by borrowings under mortgage loans payable in the amount of $182,417,000. The decrease in share repurchases and distributions paid in 2020 compared to 2019 was primarily related to actions taken by our board to protect our capital and maximize our liquidity in response to the COVID-19 pandemic, such as the decrease in our daily distribution rate approved by our board in March 2020 followed by the suspension of all stockholder distributions in May 2020. See the “Distributions” section below for a further discussion. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate our indebtedness to increase if we acquire additional real estate and real estate-related investments.
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

The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$26,997,000		$46,716,000
Distributions reinvested	21,861,000		42,100,000
	$48,858,000		$88,816,000
Sources of distributions:
Cash flows from operations	$48,858,000	100%	$88,816,000	100%
Proceeds from borrowings	—	—	—	—
	$48,858,000	100%	$88,816,000	100%
As of September 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$26,997,000		$46,716,000
Distributions reinvested	21,861,000		42,100,000
	$48,858,000		$88,816,000
Sources of distributions:
FFO attributable to controlling interest	$48,858,000	100%	$62,244,000	70.1%
Proceeds from borrowings	—	—	26,572,000	29.9
	$48,858,000	100%	$88,816,000	100%
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
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2020, our aggregate borrowings were 46.0% of the combined market value of all of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 16, 2020 and September 30, 2020, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of a minimum of 90.0% of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In response to the COVID-19 pandemic, in May 2020, the Internal Revenue Service temporarily reduced the cash distribution requirement to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2020, we had $823,594,000 ($800,170,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2020, we had $855,634,000 outstanding and $134,366,000 remained available under our lines of credit. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. As of September 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.61% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of September 30, 2020:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$3,329,000	$76,213,000	$96,207,000	$546,994,000	$722,743,000
Interest payments — fixed-rate debt	6,590,000	51,156,000	43,631,000	272,423,000	373,800,000
Principal payments — variable-rate debt	52,000	633,254,000	323,179,000	—	956,485,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2020)	6,903,000	36,966,000	6,531,000	—	50,400,000
Ground and other lease obligations	6,330,000	47,874,000	47,954,000	190,561,000	292,719,000
Financing obligations	8,794,000	18,127,000	2,771,000	1,287,000	30,979,000
Finance leases	90,000	173,000	16,000	—	279,000
Total	$32,088,000	$863,763,000	$520,289,000	$1,011,265,000	$2,427,405,000
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the nine months ended September 30, 2020 and 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which include gains or losses on contingent consideration), amortization of above- and below-market leases, amortization of closing costs, change in deferred rent, gains or losses from early extinguishment of debt, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions and the adjustments of such items related to unconsolidated entities and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented in the table below.

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
For both the three and nine months ended September 30, 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three and nine months ended September 30, 2020, FFO would have been approximately $20,770,000 and $51,779,000, respectively, excluding government grants recognized. For the three and nine months ended September 30, 2020, MFFO would have been approximately $15,989,000 and $57,368,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(680,000)	$(17,103,000)	$12,324,000	$(10,400,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	24,591,000	36,778,000	74,250,000	87,149,000
Depreciation and amortization related to real estate — unconsolidated entities	762,000	367,000	2,270,000	819,000
Impairment of real estate investments	—	—	8,335,000	—
Less:
Gain on dispositions of real estate investments	(1,037,000)	—	(1,037,000)	—
Net loss (income) attributable to noncontrolling interests	1,375,000	(201,000)	(7,779,000)	(2,979,000)
Depreciation, amortization, impairments and gain on dispositions — noncontrolling interests	(4,061,000)	(4,106,000)	(13,743,000)	(12,345,000)
FFO attributable to controlling interest	$20,950,000	$15,735,000	$74,620,000	$62,244,000

Acquisition related expenses(1)	$54,000	$4,000	$307,000	$(292,000)
Amortization of above- and below-market leases(2)	42,000	40,000	77,000	175,000
Amortization of closing costs(3)	44,000	37,000	125,000	237,000
Change in deferred rent(4)	(1,067,000)	2,450,000	(1,471,000)	1,136,000
Loss on extinguishment of debt(5)	—	2,179,000	—	2,179,000
(Gain) loss in fair value of derivative financial instruments(6)	(1,763,000)	1,169,000	5,671,000	5,846,000
Foreign currency (gain) loss(7)	(1,945,000)	1,464,000	1,303,000	1,654,000
Adjustments for unconsolidated entities(8)	200,000	344,000	754,000	1,099,000
Adjustments for noncontrolling interests(8)	(346,000)	(1,110,000)	(1,177,000)	(2,035,000)
MFFO attributable to controlling interest	$16,169,000	$22,312,000	$80,209,000	$72,243,000
Weighted average common shares outstanding — basic and diluted	193,856,887	195,669,002	194,273,579	196,705,085
Net (loss) income per common share — basic and diluted	$—	$(0.09)	$0.06	$(0.05)
FFO attributable to controlling interest per common share — basic and diluted	$0.11	$0.08	$0.38	$0.32
MFFO attributable to controlling interest per common share — basic and diluted	$0.08	$0.11	$0.41	$0.37
___________
(1)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties.
(2)Under GAAP, above- and below-market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above- and below-market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(3)Under GAAP, direct closing costs are amortized over the term of our debt security investment as an adjustment to the yield on our debt security investment. This may result in income recognition that is different than the contractual cash flows under our debt security investment. By adjusting for the amortization of the closing costs related to our debt security investment, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment terms, providing insight on the expected contractual cash flows of such debt security investment, and aligns results with our analysis of operating performance.
(4)Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.
(5)The loss associated with the early extinguishment of debt primarily includes the write-off of unamortized deferred financing fees, write-off of unamortized debt discount, penalties or other fees incurred. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
(6)Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments to arrive at MFFO is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.
(7)We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.
(8)Includes all adjustments to eliminate the unconsolidated entities’ share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (7) above to convert our FFO to MFFO.
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense.
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
For both the three and nine months ended September 30, 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our NOI. For the three and nine months ended September 30, 2020, NOI would have been approximately $45,480,000 and $143,730,000, respectively, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(680,000)	$(17,103,000)	$12,324,000	$(10,400,000)
General and administrative	6,969,000	7,675,000	21,324,000	21,104,000
Acquisition related expenses	54,000	4,000	307,000	(292,000)
Depreciation and amortization	24,591,000	36,778,000	74,250,000	87,149,000
Interest expense	15,466,000	22,215,000	59,086,000	65,511,000
Gain on dispositions of real estate investments	(1,037,000)	—	(1,037,000)	—
Impairment of real estate investments	—	—	8,335,000	—
Loss from unconsolidated entities	2,855,000	766,000	3,065,000	1,713,000
Foreign currency (gain) loss	(1,945,000)	1,464,000	1,303,000	1,654,000
Other income	(203,000)	(1,923,000)	(1,279,000)	(2,377,000)
Income tax expense (benefit)	150,000	840,000	(2,942,000)	1,150,000
Net operating income	$46,220,000	$50,716,000	$174,736,000	$165,212,000
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2020, our interest rate cap and interest rate swaps are recorded in other assets, net and security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets at their fair value of $0 and $(9,642,000), respectively. We do not enter into derivative transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates the LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have variable rate debt outstanding and derivative financial instruments maturing on various dates from 2021 to 2025, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of September 30, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$—	$93,433,000	$93,433,000	$93,364,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	—%	4.24%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$3,329,000	$13,618,000	$62,595,000	$29,666,000	$66,541,000	$546,994,000	$722,743,000	$723,228,000
Weighted average interest rate on maturing fixed-rate debt	3.65%	3.66%	4.13%	4.11%	3.66%	4.00%	3.64%	—
Variable-rate debt — principal payments	$52,000	$59,754,000	$573,500,000	$312,788,000	$10,391,000	$—	$956,485,000	$960,449,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2020)	2.50%	2.16%	2.71%	2.96%	5.25%	—%	2.83%	—
Debt Security Investment, Net
As of September 30, 2020, the net carrying value of our debt security investment was $75,037,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of September 30, 2020.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $823,594,000 ($800,170,000, net of discount/premium and deferred financing costs) as of September 30, 2020. As of September 30, 2020, we had 60 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 5.25% per annum and a weighted average effective interest rate of 3.60%. In addition, as of September 30, 2020, we had $855,634,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 2.77% per annum.
As of September 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.61% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of September 30, 2020, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on our term loan; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of September 30, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit by $2,416,000, or 3.72% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2020, if foreign currency exchange rates were to increase or decrease by 1.00%, our net income from these investments would decrease or increase, as applicable, by approximately $17,000 for the same period.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 11, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
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
Investment Risks
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

The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$26,997,000		$46,716,000
Distributions reinvested	21,861,000		42,100,000
	$48,858,000		$88,816,000
Sources of distributions:
Cash flows from operations	$48,858,000	100%	$88,816,000	100%
Proceeds from borrowings	—	—	—	—
	$48,858,000	100%	$88,816,000	100%
As of September 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant our DRIP Offerings, and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$26,997,000		$46,716,000
Distributions reinvested	21,861,000		42,100,000
	$48,858,000		$88,816,000
Sources of distributions:
FFO attributable to controlling interest	$48,858,000	100%	$62,244,000	70.1%
Proceeds from borrowings	—	—	26,572,000	29.9
	$48,858,000	100%	$88,816,000	100%
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
The estimated value per share of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company. In addition, at this time, the audit committee of our board continues to deem it prudent to delay the determination of our annual estimated per share NAV until sometime in the future when we are able to more clearly discern the short- and long-term ramifications on valuation assumptions and methodologies and resulting healthcare real estate asset values due to the impacts of the COVID-19 pandemic.
On October 3, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.40. We provided this updated estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule 2231, with respect to customer account statements. The valuation was performed in accordance with the methodology provided in the Practice Guideline issued by the IPA in April 2013, in addition to guidance from the SEC.
The updated estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee of our board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology was based upon a number of estimates and assumptions that may not have been accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.

The updated estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and did not represent the fair value of our assets or liabilities according to GAAP. In addition, the updated estimated per share NAV was an estimate as of a given point in time and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our updated estimated per share NAV;
•a stockholder would ultimately realize distributions per share equal to our updated estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•our shares of common stock would trade at our updated estimated per share NAV on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or
•the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account.
Further, the updated estimated per share NAV was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2019, prior to the reported emergence of COVID-19 in the United States. The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. However, the lasting impact of the COVID-19 pandemic on our portfolio of investments will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. Although, we generally intend to publish an updated estimated per share NAV on at least an annual basis, at this time, the audit committee of our board continues to deem it prudent to delay the determination of our annual estimated per share NAV until sometime in the future when we are able to more clearly discern the short- and long-term ramifications on valuation assumptions and methodologies and resulting healthcare real estate asset values due to the impacts of the COVID-19 pandemic. As such, we did not publish an updated estimated per share NAV of our common stock in October 2020. We cannot provide any assurance as to when our board will be able to determine an updated estimated per share NAV. Our board will, however, continue to monitor the commercial and healthcare real estate markets and will update stockholders regarding an updated estimated per share NAV when market conditions permit.
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
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and dispose of properties and yields from our properties:
•poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We have provided an insignificant number of rent concessions, and may continue to provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;
•fluctuations in property values as a result of increases or decreases in supply and demand, occupancies and rental rates may cause the properties that we own to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•constricted access to credit may result in tenant defaults or non-renewals under leases;
•layoffs may lead to a lower demand for medical services and cause vacancies to increase, and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted and may continue to result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and
•increased insurance premiums, real estate taxes or utilities or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. Our results of operations, our ability to continue to pay distributions to our stockholders and our ability to dispose of our investments have been and we expect that we may continue to be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
Risk Related to our Business
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
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place, business re-opening and quarantine restrictions, our property values, NOI and revenues may decline, and our tenants, operating partners and managers have been and may continue to be limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of October 31, 2020, we have experienced an approximate 13.3% decline in resident occupancies since February 2020, as well as an up to 30.0% increase in costs to care for residents, at our senior housing — RIDEA facilities and integrated senior health campuses. Such costs have begun to moderate somewhat during the third quarter of 2020. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. However, through October 2020, all rents have been collected from such leased, non-RIDEA senior housing and skilled nursing facility tenants. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding October rent collections should not serve as an indication of expected future rent collections. As such, our immediate focus continues to be on resident occupancy recovery and operating expense management. While restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates continue to rise, which may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or skilled nursing facilities, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. Furthermore, the COVID-19 pandemic has also adversely impacted and may continue to adversely impact the ability of our medical office building tenants, many of whom have been restricted in their ability to work and to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
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
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, government initiatives, such as the Payroll Protection Program and deferral of payroll tax payments program within the CARES Act, enacted to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our tenants, operating partners and managers. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from these programs is not yet clear. Furthermore, we expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. As such, we are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While we are not able at this time to estimate the long-term impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Risks Related to Investments in Real Estate
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of November 16, 2020, properties located in Indiana accounted for approximately 38.3% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition and results of operations.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, political protests and unrest or public health crises could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition and results of operations.
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may adversely affect our financial condition, results of operations, liquidity or cash flows.
We currently intend to pursue insurance recovery for any losses caused by the COVID-19 pandemic, but there can be no assurance that coverage will be available under our existing policies or if such coverage is available, which and how much of our losses will be covered and what other limitations may apply. Due to the likely increase in claims as a result of the impact of the COVID-19 pandemic, insurance companies may limit or stop offering coverage to companies like ours for pandemic related claims and/or significantly increase the cost of insurance so that it is no longer available at commercially reasonable rates.
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
Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, United States dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by partially suspending our share repurchase plan on March 31, 2020, effective with respect to all share repurchase requests submitted for repurchase other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests that resulted from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Subsequently, on May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. On July 1, 2020, we paid the final share repurchase requests that were honored prior to the suspension of our share repurchase plan. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan.
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
During the three months ended September 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	517,263	$9.90	517,263	(1)
August 1, 2020 to August 31, 2020	—	$—	—	(1)
September 1, 2020 to September 30, 2020	—	$—	—	(1)
Total	517,263	$9.90	517,263
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding the table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-229427) filed January 30, 2019 and incorporated herein by reference)

10.1
First Amendment to Credit Agreement by and among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., Subsidiary Guarantors, Lenders and Bank of America, N.A., dated July 28, 2020 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 3, 2020 and incorporated herein by reference)

10.2
Confirmation of swap transaction, dated August 27, 2020 from Fifth Third Bank, National Association to Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 1, 2020 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Pager Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT III, Inc. (Registrant)

November 16, 2020	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 16, 2020	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)