Form 10-K
period 2020-12-31
Griffin-American Healthcare REIT III, Inc.
filed 2021-03-25
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On October 3, 2019, the registrant’s board of directors established an updated estimated per share net asset value, or NAV, of the registrant’s common stock of $9.40 as of June 30, 2019. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 193,495,464 shares of common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $1,818,857,000, assuming a market value as of that date of $9.40 per share.
As of March 12, 2021, there were 193,889,872 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
Company
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, invests in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
We raised $1,842,618,000 through a best efforts initial public offering, or our initial offering, and issued 184,930,598 shares of our common stock. In addition, during our initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of our initial offering, we continued issuing shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 DRIP Offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 DRIP Offering. A total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP. See the “Key Developments” section below for a further discussion of the 2019 DRIP Offering and the Amended and Restated DRIP. As of December 31, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
Since March 2020, the coronavirus, or COVID-19, pandemic has been dramatically impacting the United States, which has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on an international, national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus, including the widespread availability and use of effective vaccines. In particular, government-imposed business closures and re-opening restrictions, as well as self-imposed restrictions on discretionary activities, have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating significant declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses have also experienced dramatic increases, and may continue to experience increases, in costs to care for residents; particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required. For a further discussion of the impact of the COVID-19 pandemic to our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Key Developments
•In response to the COVID-19 pandemic, on March 31, 2020, our board approved a daily distribution rate for April and May 2020 equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. On March 31, 2020, our board also partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders.
•On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, as well as to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects, our board authorized the suspension of all stockholder distributions and the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspensions were effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Furthermore, on May 29, 2020, our board approved the suspension of our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from death or qualifying disability of stockholders.
•On July 28, 2020, we entered into an amendment to our credit agreement with Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, and a syndicate of other banks, as lenders, primarily to amend certain loan covenants. See Note 8, Lines of Credit and Term Loans — 2019 Corporate Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the material terms of such amendment.
•During 2020, we expanded our integrated senior health campuses segment by $97,507,000 through the completion of development projects, as well as the acquisition of previously leased campuses and land for development through our majority-owned subsidiary, Trilogy Investors, LLC, or Trilogy.
•In October 2020, our board established a special committee of our board, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. There can be no assurance that this strategic alternative review process will result in a transaction being pursued or if pursued, that any such transaction would ultimately be consummated. For a further discussion, see Part III, Item 10, Directors, Executive Officers and Corporate Governance.
•On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $8.55 as of September 30, 2020. For a further discussion, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•As of March 12, 2021, we owned and/or operated 98 properties, comprising 101 buildings, and 120 integrated senior health campuses including completed development projects, or approximately 14,161,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,163,755,000. In addition, as of March 12, 2021, we also owned a real estate-related investment purchased for $60,429,000.

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates as of March 25, 2021:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
100% Control
Griffin Capital Company, LLC
(Co-Sponsor)
Colony Capital, Inc.(2)
(NYSE: CLNY)
100%
AHI Group
Holdings, LLC
Griffin Capital, LLC
45.1%
James F. Flaherty, III
100%
100%
47.1%
Griffin Capital Securities, LLC
(Dealer Manager)
Griffin Capital Strategic
Holdings Company, LLC
7.8%
American Healthcare (1)
Investors, LLC
(Co-Sponsor)
25%
75%
100%
Griffin-American
Healthcare REIT III
Advisor, LLC
(Advisor)
Dealer Manager
Agreement
AHI Management Services, Inc. or
American Healthcare Investors, LLC
Designated Personnel
(Oversight Property Management
Services)
Advisory
Agreement
22,222
Shares
Griffin-American
Healthcare REIT III, Inc.
(REIT)
General Public
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

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereit3.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports and all amendments to those reports available at
http://www.healthcarereit3.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.
Investment Objectives
Our investment objectives are:
•to preserve, protect and return our stockholders’ capital contributions;
•to pay regular cash distributions; and
•to realize growth in the value of our investments upon our ultimate sale of such investments.
Our board may change our investment objectives if it determines it is advisable and in the best interest of our stockholders. During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to approval by our advisor’s investment committee and oversight and approval by our board.
Investment Strategy
We have and we may continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, such as long-term acute care centers, surgery centers, memory care facilities, specialty medical and diagnostic service facilities, laboratories and research facilities, pharmaceutical and medical supply manufacturing facilities and offices leased to tenants in healthcare-related industries. We have acquired, and may continue to acquire, properties either directly or jointly with third parties. We also have originated and acquired, and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis.
We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. When and as determined appropriate by our advisor, our portfolio may include properties in various stages of development other than those producing current income. These stages include unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which have limited or no relevant operating histories and current income. Our advisor makes such investment determinations based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
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
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:
•Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.
•Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to United States properties, we also seek to acquire international properties that meet our investment criteria.
•Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.
•Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.
•Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.
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
Real Estate Investments
We have invested, and may continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:
•medical office buildings;
•hospitals;
•skilled nursing facilities;
•senior housing facilities;
•healthcare-related facilities operated utilizing a RIDEA structure;
•long-term acute care facilities;
•surgery centers;
•memory care facilities;
•specialty medical and diagnostic service facilities;
•laboratories and research facilities;
•pharmaceutical and medical supply manufacturing facilities; and
•offices leased to tenants in healthcare-related industries.
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
We have exercised, and may continue to exercise, our purchase options to acquire properties that we currently lease. In addition, we have participated in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes.
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•environmental reports (generally a minimum of a Phase I investigation);
•building condition reports;
•surveys;
•evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;
•audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders;
•title insurance policies; and
•liability insurance policies.
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
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, we have leased, and may continue to lease, healthcare-related facilities that we acquire to wholly owned taxable REIT subsidiaries, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure permitted by the Code. Through our TRS, we bear all operational risks and liabilities associated with the operation of such healthcare-related facilities unlike our triple-net leased properties. Such operational risks and liabilities include, but are not limited to, resident quality of care claims and governmental reimbursement matters.
Development and Construction Activities
On an opportunistic basis, we have selectively developed, and may continue to selectively develop, real estate assets within our integrated senior health campuses segment when market conditions warrant, which may be funded through capital that we, and in certain circumstances, our joint venture partners, provide. As of December 31, 2020, we had three integrated senior health campuses under development. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing an existing property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, as well as property development.
We have engaged, and may continue to engage, our advisor or its affiliates to provide development-related services for all or some of the properties that we develop or acquire for refurbishment. In those cases, we pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided. However, we do not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor or its affiliates assist with planning and coordinating the construction of any tenant improvements or capital improvements, the respective party may be paid a construction management fee of up to 5.0% of the cost of such improvements.

Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into, and may continue to enter into, joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
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
We have invested, and may continue to invest, in general partnerships or joint ventures with other American Healthcare Investors-sponsored programs or Griffin Capital programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates may result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — We have entered, and may continue to enter, into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates, and we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner, for a further discussion.
We may only enter into joint ventures with other American Healthcare Investors-sponsored programs or Griffin Capital programs, affiliates of our advisor or any of our directors for the acquisition of properties if:
•a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and
•the investment by us and such affiliates are on substantially the same terms and conditions.
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, on an infrequent and opportunistic basis, we have invested, and may continue to invest, in real estate-related investments, including loans and securities investments.
Investing In and Originating Loans
We have invested, and we may continue to invest, in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders. In evaluating prospective loan investments, our advisor considers factors, including, but not limited to: the ratio of the investment amount to the underlying property’s value, current and projected cash flows of the property, the degree of liquidity of the investment, the quality, experience and creditworthiness of the borrower and, in the case of mezzanine loans, the ability to acquire the underlying real property.
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
Investing in Securities
We have invested, and may continue to invest, up to 10.0% of our total assets in debt securities such as commercial mortgage-backed securities issued by other unaffiliated real estate companies. Our advisor has substantial discretion with respect to the selection of specific securities investments. We may also invest up to 10.0% of our total assets in equity securities of public or private real estate companies, although our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor adheres to a board-approved asset allocation framework consisting primarily of components such as: (i) target mix of securities across a range of risk/reward characteristics; (ii) exposure limits to individual securities; and (iii) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities).
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
The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in securities and the amount of any future indebtedness that we may incur. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2020, our aggregate borrowings were 45.9% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 25, 2021 and December 31, 2020, our leverage did not exceed 300% of the value of our net assets. Our charter also restricts us from borrowing money from one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
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
Sale or Disposition of Assets
We have, and may continue to, dispose of assets. Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. A property or real estate-related investment may be sold before the end of the expected holding period if:
•diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;
•an opportunity arises to pursue a more attractive investment;
•in the judgment of our advisor, the value of the investment might decline;
•with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;
•the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;
•an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or
•in the judgment of our advisor, the sale of the investment is in the best interest of our stockholders.

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
Tax Status and Distribution Policy
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In May 2020, the IRS issued similar guidance that lowered the cash component of the distribution to 10.0% for dividends declared between April 1, 2020 and December 31, 2020.
We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to resume paying distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.

To the extent that any distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that any of our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. Any portion of distributions to our stockholders paid from net offering proceeds or borrowings constitutes a return of capital to our stockholders.
Monthly distributions were calculated with daily record dates so distribution benefits began to accrue immediately upon becoming a stockholder. However, our board could, at any time, elect to pay distributions quarterly to reduce administrative costs. The amount of distributions we paid to our stockholders was determined by our board and was dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board.
Competition
We compete with many other entities engaged in the acquisition, development, leasing and financing of healthcare-related real estate investments. Our ability to successfully compete is impacted by economic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and development costs and applicable laws and regulations.
Income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for patients and residents and the operators’ ability to successfully attract and retain patients and residents depends on key factors such as the number of properties in the local market, the quality of the affiliated health system, proximity to hospital campuses, the price and range of services available, the scope and quality of care, reputation, age and appearance of each property, demographic trends and the cost of care in each locality. As a result, we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have an adverse impact on our results of operations. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for patients and residents at the properties. For additional information on the risks associated with our business, please see Item 1A, Risk Factors.
Government Regulations
Our properties are subject to various federal, state and local regulatory requirements, and changes in these laws and regulations, or their interpretation by agencies, occur frequently. Further, our tenants and our healthcare facility operators and managers, including our TRS entities that own and operate our properties under a RIDEA structure, and our tenants are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of healthcare management, fraud and provision of services, among others. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated capital expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on third-party due diligence reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Privacy and Security Laws and Regulations. There are various United States federal and state privacy laws and regulations that provide for consumer protection of personal health information, particularly electronic security and privacy. Compliance with such laws and regulations may require us to, among other things, conduct additional risk analysis, modify our risk management plan, implement new policies and procedures and conduct additional training. We are generally dependent on our tenants and management companies to fulfill our compliance obligations, and we have in certain circumstances developed a program to periodically monitor compliance with such obligations. However, there can be no assurance we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. If we fail to adequately protect health information, we could be subject to civil or criminal liability and adverse publicity, which could harm our business and impact our ability to attract new tenants and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.

Healthcare Licensure and Certification. Generally, certain properties in our portfolio are subject to licensure, may require a certificate of need, or CON, or other certification through regulatory agencies in order to operate and participate in Medicare and Medicaid programs. Requirements pertaining to such licensure and certification relate to the quality of care provided by the operator, qualifications of the operator’s staff and continuing compliance with applicable laws and regulations. In addition, CON laws and regulations may place restrictions on certain activities such as the addition of beds at our facilities and changes in ownership. Failure to obtain a license, CON or other certification, or revocation, suspension or restriction of such required license, CON or other certification, could adversely impact our properties’ operations and their ability to generate revenue from services provided. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
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
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 18, Segment Reporting and Note 19, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Employees; Human Capital Resources
We have no employees and our executive officers are all employees of one of our co-sponsors. Our day-to-day management is performed by our advisor and its affiliates. Our advisor is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring healthcare real estate transactions and managing healthcare real estate and real estate-related investments. We benefit from our advisor’s infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2013 Incentive Plan, or our incentive plan. As of December 31, 2020, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
For our healthcare-related facilities operated pursuant to a RIDEA structure, we rely on each management company to attract and retain skilled personnel to provide services at our healthcare-related facilities. As a result of the COVID-19 pandemic, such management companies have put into place a number of health and safety measures to enable their employees to continue to work from our healthcare-related facilities, including the procurement and distribution of PPE and the implementation of daily employee and resident health screenings, vaccination clinics for employees and residents, as well as aggressive safety protocols in accordance with the Centers for Disease Control and Prevention, or CDC, Centers for Medicare and Medicaid Services, or CMS, and local health agency guidelines to limit the exposure and spread of COVID-19. While the health and safety measures instituted by each management company have allowed facilities to operate during the pandemic, these facilities may face challenges created by workforce shortages and absenteeism due to COVID-19.
Investment Company Act Considerations
We conduct, and intend to continue to conduct, our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. We primarily engage in the business of investing in real estate assets; however, our portfolio does include, to a much lesser extent, other real estate-related investments. We have also acquired, and may continue to acquire, real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we monitor the proportion of our portfolio that is placed in investments in securities.
Information About Industry Segments
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2020, we operated through six reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
Medical Office Buildings. As of December 31, 2020, we owned 63 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) for approximately three to 10 years with fixed annual escalations. Our MOBs segment accounted for approximately 6.3%, 6.6% and 7.1% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Hospitals. As of December 31, 2020, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 0.9%, 0.9% and 1.1% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Skilled Nursing Facilities. As of December 31, 2020, we owned seven skilled nursing facilities, or SNFs. Skilled nursing facility residents are generally higher acuity and need assistance with eating, bathing, dressing, and/or require assistance with medication and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care, orthopedic therapy and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure with approximately 12 to 15 year terms and fixed annual rent escalations. Our SNFs segment accounted for approximately 1.3%, 1.1% and 1.3% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Senior Housing. As of December 31, 2020, we owned nine senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs, and include assisted living, memory care, and independent living. Residents of assisted living facilities typically require limited medical care and need assistance with eating, bathing, dressing, and/or medication management and those services can be provided by staff at the facility. Resident programs offered at such facilities may include transportation, social activities and exercise and fitness programs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures, whereby the tenant is responsible for making rent payments, maintaining the properties and paying taxes and other expenses. Leases are typically 12 to 15 years with annual escalations and required lease coverage ratios. Our senior housing segment accounted for approximately 1.2%, 1.5% and 1.9% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Senior Housing — RIDEA. As of December 31, 2020, we owned and operated 20 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. The healthcare operators we engage provide management and operational services at the facilities, and we retain the net earnings generated by the performance of each of the facilities after payment of the management fee and other operational and maintenance expenses. As a result, under a RIDEA structure we retain the upside from improved operational performance, and similarly the risk of any decline in performance. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 7.0%, 5.6% and 5.7% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Integrated Senior Health Campuses. As of December 31, 2020, we owned and/or operated 119 integrated senior health campuses, a majority of which are operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our integrated senior health campuses segment accounted for approximately 83.3%, 84.3% and 82.9% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
For a further discussion of our segment reporting for the years ended December 31, 2020, 2019 and 2018, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
Risk Factor Summary
Our business, financial condition and results of operations are subject to numerous risks and uncertainties. Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below in this “Risk Factors” section in this Annual Report on Form 10-K.
Investment Risks
•There is no public market for shares of our common stock, making it difficult for stockholders to sell their shares.
•Distributions paid using borrowings or other sources in anticipation of cash flows may negatively impact the value of our stockholders’ investment.
•The estimated value per share of our common stock may not accurately reflect the fair value of our assets and liabilities.
•The prior performance of other programs may not accurately predict our ability to achieve our investment objectives or our future results.
•Our success is dependent on our co-sponsors; however, our co-sponsors and their key personnel face conflicts of interest for their time and fiduciary duties.
•Our advisor may be entitled to receive significant compensation in the event of our liquidation or the termination of the Advisory Agreement.
•Even though we have formed a special committee to investigate strategic alternatives, we are not obligated to effectuate a liquidity event; therefore, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
Risks Related to Our Business
•In light of the adverse impact of the COVID-19 pandemic on our business operations and cash flows, we suspended distribution payments to our stockholders and suspended our share repurchase plan, and there is no assurance as to when or if distributions to our stockholders or share repurchases will be authorized in the future.
•Certain campuses managed by Trilogy Management Services, LLC, or TMS, account for a significant portion of our revenues/operating income, and it may be difficult to replace TMS if our management agreements are terminated.
•Internalizing our management functions could cause us to incur significant costs.
•We may incur additional costs in re-leasing properties, which could adversely affect our cash flows.
Risks Related to Conflicts of Interest
•We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from an unaffiliated third party.
•We have entered, and may continue to enter, into joint ventures which could cause conflicts of interest or disagreements with our joint venture partners.

Risks Related to Our Organizational Structure
•Several potential events, our ability to issue preferred stock, and the percentage limit on shares of common stock that any person may own could cause our stockholders’ investment in us to be diluted or prevent a sale of our common stock.
•Our stockholders’ ability to control our operations is severely limited.
•If we become subject to registration under the Investment Company Act, we may not be able to continue our business.
Risks Related to Investments in Real Estate
•Uncertain market conditions could lead our acquired real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
•A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
•Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may adversely affect our financial condition.
•Delays in the acquisition, development, disposition and construction of real properties may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.
•Our earnest money deposits made to certain development companies may not be fully refunded.
•Our stockholders may not receive any profits resulting from the sale of our properties, and representations made by us in connection with sales of our properties may subject us to liability.
•We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire.
•Our real estate investments may be too heavily concentrated in certain segments.
Risks Related to the Healthcare Industry
•Our tenants and operators are subject to regulation and oversight unique to the healthcare industry.
•Our tenants may be unable to make rent payments to us because of reductions in reimbursement from third-party payors and/or changes in the healthcare industry or regulations.
•Seniors delaying moving to senior housing facilities until they require greater care or forgoing moving to senior housing facilities altogether could have a material adverse effect on our business.
•Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause a decline in our occupancy rates, revenues and results of operations.
•Adverse trends in healthcare provider operations may negatively affect our lease revenues.
•We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be subject to various government reviews, audits and investigations that could adversely affect our business.
Risks Related to Debt Financing
•To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
•Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and eventually may reduce our funds available for distribution to our stockholders.
Risks Related to Real Estate-Related Investments
•Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans we have invested and may invest in.
•We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
•If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.
Federal Income Tax Risks
•Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
•Legislative or regulatory tax changes could adversely affect investors.

Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 26, 2014 and terminated the primary portion of our initial offering on March 12, 2015. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually, is subject to our board’s discretion and is currently suspended. On May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them to an unrelated third party at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment were reduced by up to 12.0% of the gross offering proceeds, which amounts were used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also were required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have paid a portion of distributions from the net proceeds of our initial offering and borrowings, and in the future, may continue to pay distributions from borrowings or from other sources in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and may negatively impact the value of our stockholders’ investment.
We have used the net proceeds from our initial offering, borrowings and certain fees payable to our advisor which have been waived, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion and typically depends on the amount of funds available for distribution, which depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency have varied, and may continue to vary, from time to time.
Prior to March 31, 2020, our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our common stock, which was equal to an annualized distribution rate of $0.60 per share. The daily distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.

In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board authorized a reduced daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.000821918 per share of our common stock, which is equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized distribution rate of $0.60 per share previously paid by us. These daily distributions were aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds. Furthermore in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, on May 29, 2020, our board authorized the suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Our board also approved the suspension of the Amended and Restated DRIP effective upon the completion of all shares issued pursuant to the Amended and Restated DRIP with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020 until such time, if any, as our board determines to authorize new distributions and to reinstate the Amended and Restated DRIP. See our Current Report on Form 8-K filed with the SEC on June 4, 2020 for more information. For more information regarding the sources of our distributions for the years ended December 31, 2020 and 2019, please see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.
The estimated value per share of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company. Additionally, between valuations it may be difficult to accurately reflect material events that may impact our estimated per share NAV.
On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $8.55. We provided this updated estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231, with respect to customer account statements. The valuation was performed in accordance with the methodology provided in the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC.
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

Further, our board is ultimately responsible for determining the estimated per share NAV. Our independent valuation firm calculates estimates of the value of our assets, and our board then determines the net value of assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Since our board determines our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the updated estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it has been, and may continue to be, difficult to reflect changing market conditions or material events, such as the COVID-19 pandemic, that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before and during the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on March 19, 2021.
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
The prior performance of other programs sponsored or co-sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our ability to achieve our investment objectives or our future results.
We were formed in January 2013, did not engage in any material business operations prior to the effective date of our initial offering and acquired our first property in June 2014. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored or co-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:
•identify and acquire investments that further our investment strategy;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition both for investment opportunities and potential investors’ investment in us; and
•build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our results of operations and cause our stockholders to lose all or a portion of their investment and adversely affect our results of operations.
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
American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of Griffin-American Healthcare REIT IV, Inc., or GA Healthcare REIT IV, and may sponsor or co-sponsor additional real estate programs in the future. Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 11 Griffin Capital-sponsored programs, including GA Healthcare REIT IV, Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer. Also, since these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us, their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Accordingly, competing demands of such key personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and/or directors and Mr. Hanson also serves as Chairman of our board. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire equally capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer. Furthermore, our co-sponsors’ ability to manage our operations successfully is impacted by trends in the general economy, as well as the commercial real estate and credit markets, and since American Healthcare Investors is 47.1% owned by AHI Group Holdings and 45.1% indirectly owned by Colony Capital, our company may not realize the anticipated benefits of the relationship with Colony Capital. To the extent that any of these factors may cause a decline in our co-sponsors’ operating results or revenues, the performance of our co-sponsors and our advisor may be impacted and in turn, our results of operations and financial condition could also suffer.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor or as a result of termination of the Advisory Agreement by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor, which has a one-year term that expires on February 26, 2022 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the remaining net proceeds of the liquidation, after distributions to our stockholders, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) plus an annual 7.0% cumulative, non-compounded return on the gross proceeds from the shares of our common stock, as adjusted for distribution of net sale proceeds. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus the amount of cash equal to an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock) and the total amount of cash equal to an annual 7.0% cumulative, non-compounded return to our stockholders on the gross proceeds from the sale of shares of our common stock through the termination date. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor or upon termination or non-renewal of the Advisory Agreement by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find new advisors or employees or enter into agreements for such services on acceptable terms.

Even though we have formed a special committee to investigate strategic alternatives, we may not effect a liquidity event within any targeted time frame, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan, if our share repurchase plan is reinstated by our board. However, we have formed a special committee to also consider various forms of strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. We are not obligated, through our charter or otherwise, to effectuate a transaction or liquidity event and may not effectuate a transaction or liquidity event within any time frame or at all. If we do not effectuate a transaction or liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan, if our share repurchase plan is reinstated by our board.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and dispose of properties, and yields from our properties:
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
•future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted, and may continue to result, in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;
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
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. Our results of operations, our ability to continue to pay distributions to our stockholders and our ability to dispose of our investments have been, and we expect may continue to be, negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face competition for the acquisition and disposition of MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities, which may impede our ability to take, and increase the cost of, such actions, which may reduce our profitability and cause our stockholders to experience a lower return on their investment.
We face significant competition from other entities engaged in real estate investment activities for acquisitions and dispositions of MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of us and other property owners seeking to sell, thereby impeding our investment, acquisition and disposition activities. If we pay higher prices per property or receive lower prices for dispositions of our MOBs, hospitals, SNFs, senior housing or other healthcare-related facilities as a result of such competition, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Risks Related to Our Business
In light of the impact that the COVID-19 pandemic has had on our business operations, we have suspended distribution payments to our stockholders and suspended our share repurchase plan, and there is no assurance as to when we will commence the payment of distributions to our stockholders or reinstate our share repurchase plan, if at all.
In light of the impact that the COVID-19 pandemic has had on our business operations and cash flows, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, on March 31, 2020, our board reduced our monthly distributions to stockholders from an annualized rate of $0.60 per share to $0.30 per share of our common stock effective with the April 2020 distribution paid in May 2020 as well as partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Additionally, on May 31, 2020, in an effort to further preserve capital and strengthen our financial position in light of the impact of the COVID-19 pandemic, our board suspended the payment of all distributions to stockholders, the Amended and Restated DRIP and our share repurchase plan with respect to all repurchase requests. Our board will continue to evaluate the ongoing and future effects of the COVID-19 pandemic on our financial condition, earnings, debt covenants and other possible needs for cash, and applicable law, in considering our ability to reinstate distributions and our share repurchase plan in the future. Our stockholders have no contractual or other legal right to distributions or share repurchases that have not been authorized by our board. There can be no assurance when or if distributions and share repurchases will be authorized in the future, and if authorized, whether distributions or share repurchases will be in amounts consistent with our historical levels of distributions and share repurchases. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place, business re-opening and quarantine restrictions, our property values, net operating income, or NOI, and revenues may decline, and our tenants, operating partners and managers have been, and may continue to be, limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of February 28, 2021, we have experienced an approximate 17.6% decline in resident occupancies since February 2020, as well as a significant increase in costs to care for residents, at our senior housing — RIDEA facilities and integrated senior health campuses. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. As such, our immediate focus continues to be on resident occupancy recovery and operating expense management. While restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates continue to rise, which may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or SNFs, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. Furthermore, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, the ability of our medical office building tenants, many of whom have been restricted in their ability to work and to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
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
The information in this Annual Report on Form 10-K is based on data currently available to us and will likely change as the COVID-19 pandemic continues to progress. The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response, including the widespread availability and use of effective vaccines. For instance, government initiatives, such as the Payroll Protection Program and deferral of payroll tax payments program within the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, enacted to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our tenants, operating partners and managers. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from these programs is not yet clear. Furthermore, we expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. As such, we are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While we are not able at this time to estimate the long-term impact of the COVID-19 pandemic on our financial and operational results, it could be material.
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
We have financed, and will continue to finance, all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
As of March 25, 2021, TMS managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or NOI. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
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

The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers, managers and other obligors could have a material adverse effect on our business, results of operations and financial condition.
A downturn in any of our tenants’, operators’, borrowers’, managers’ or other obligors’ businesses could ultimately lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, liquidation or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator, borrower or manager that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries. A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the United States Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subordinated to other creditors’ rights.
Furthermore, the automatic stay provisions of the United States Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting operators or managers for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the operator or manager, significant management distraction and performance declines. If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s or manager’s financial condition and bankruptcy or insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on our revenues, results of operations and cash flows.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we pay to our advisor under the Advisory Agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations, or FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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

We may incur additional costs in re-leasing properties, which could adversely affect the cash available for future distribution to our stockholders.
Some of the properties we have acquired and will seek to acquire are healthcare properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If we or our tenants terminate the leases for these properties or our tenants default on their lease obligations or lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses or incur other significant re-leasing costs. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay future distributions to our stockholders.
We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants and decrease our stockholders’ return on investment.
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we have and will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements have required, and may continue to require, us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.
Our use of derivative financial instruments to hedge against foreign currency exchange rate fluctuations could expose us to risks that may adversely affect our results of operations, financial condition and ability to pay distributions to our stockholders.
We have used, and may continue to use, derivative financial instruments to hedge against foreign currency exchange rate fluctuations, in which case we would be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
A breach of information technology systems on which we rely could materially and adversely impact our business, financial condition, results of operations and reputation.
We and our operators rely on information technology systems, including the Internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we and our operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create, and in some instances in the past resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we and most of our operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. In addition, as the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties, which could adversely affect our business, financial condition and results of operations.
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
We have entered, and may continue to enter, into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates, and we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
We have entered, and may continue to enter, into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates, as such we do and may face certain additional risks and potential conflicts of interest. For example, securities issued by other current or future American Healthcare Investors or Griffin Capital-sponsored programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other current or future American Healthcare Investors or Griffin Capital-sponsored programs do not and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of our stockholders’ investment.
Our stockholders’ investment in us could be diluted by a number of factors, including:
•future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any class or series of preferred stock that our board may authorize;
•private issuances of our securities to other investors, including institutional investors;
•issuances of our securities pursuant to our incentive plan; or
•redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.
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
•a merger, tender offer or proxy contest;
•assumption of control by a holder of a large block of our securities; or
•removal of incumbent management.
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
Our board determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association REIT Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:
•the election or removal of directors;
•the amendment of our charter, except that our board may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, or effect certain reverse stock splits;
•our dissolution; and
•certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit or delay our stockholders’ ability to dispose of their shares of our common stock.
Certain provisions of the Maryland General Corporation Law, or the MGCL, such as the business combination statute and the control share acquisition statute, are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The MGCL prohibits “business combinations” between a Maryland corporation and:
•any person who beneficially owns, directly or indirectly, 10.0% or more of the voting power of the corporation’s outstanding voting stock, which is referred to as an “interested stockholder”;
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was an interested stockholder; or
•an affiliate of an interested stockholder.
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by the corporation’s board and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, and two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares of voting stock held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interests.

Pursuant to the MGCL, our bylaws exempt us from the control share acquisition statute, which eliminates voting rights for certain levels of shares that could exercise control over us, and our board has adopted a resolution providing that any business combination between us and any other person is exempted from the business combination statute, provided that such business combination is first approved by our board. However, if the bylaws provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed in whole or in part at any time, these provisions of the MGCL could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.
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
We do not intend to register as an investment company under the Investment Company Act. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and potentially, compliance with daily valuation requirements.
To maintain compliance with our Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board may not be able to change our investment policies as our board may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company under the Investment Company Act, but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business, which would reduce our stockholders’ investment return.

Risks Related to Investments in Real Estate
Uncertain market conditions relating to the future acquisition or disposition of properties could lead such acquired real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
Our advisor, subject to the oversight and approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. As such, we may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such properties, may lead to sale prices less than the prices that we paid to purchase the properties. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, climate change or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, effects of climate change or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of March 12, 2021, properties located in Indiana accounted for approximately 39.8% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition and results of operations.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) have negatively affected, and may continue to negatively affect, our operations and our stockholders’ investments. We have acquired, and may continue to acquire, real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition and results of operations.

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
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet secured sufficient financing to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•the development company fails to develop the property;
•all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or
•we are unable to secure sufficient financing to pay the purchase price at closing.
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
When we decide to sell one of our properties, we may provide financing to the purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution to our stockholders of the proceeds of a sale until such time. Additionally, if any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
When we sell a property, we have been required, and may continue to be required, to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
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
Our real estate investments may be concentrated in MOBs, hospitals, SNFs, senior housing, integrated senior health campuses or other healthcare-related facilities, making us potentially more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired, and may continue to acquire, or selectively develop and own MOBs, hospitals, SNFs, senior housing, integrated senior health campuses and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities.

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
The decision made in the British referendum of June 23, 2016 to leave the European Union, and the official withdrawal on January 31, 2020, commonly referred to as “Brexit,” has led to volatility in the financial markets of the United Kingdom, or UK, and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. The UK’s withdrawal from the European Union, effective January 31, 2020, commenced an 11-month transitional period during which the UK continued to be subject to European Union rules while it established relationship guidelines and agreements with the European Union countries for the period after the transitional period ended on December 31, 2020. On December 24, 2020, the UK and European Union announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We continue to evaluate our own risks and uncertainty related to Brexit and the financial, trade, regulatory and legal implications of this new post-Brexit trade deal on our UK operations; however, until the terms of this new post-Brexit trade deal become clearer, it is not possible to determine the impact that it and/or any related matters may have on us. Additionally, the decision of the UK to leave the European Union could also have a destabilizing effect if other European Union member states were to consider the option of leaving the European Union. For these reasons, the decision of the UK to leave the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2020, we had $68,085,000 invested in the UK, or 2.2% of our portfolio, based on our aggregate contract purchase price of real estate investments.
Our current and future properties and our tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions.
Our current and future properties often will face competition from nearby properties that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties.
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
Any reduction in rental revenues resulting from the inability of our properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
We have operations in the Isle of Man and the UK. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. For example, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Additionally, our ownership of properties in the Isle of Man and the UK currently subjects us to fluctuations in the exchange rates between United States dollars, or USD, and the UK Pound Sterling, which may, from time to time, impact our financial condition and results of operations. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the USD. As a result, changes in exchange rates of any such foreign currency to USD may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
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
Many of our healthcare properties and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from CMS to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us, and comprehensive healthcare reform legislation could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions, and changes in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
Furthermore, the Healthcare Reform Act included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some of our tenants.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repeals the individual mandate portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate, several states brought suit seeking to invalidate the entire Affordable Care Act. In response, several other states intervened in the suit, seeking to uphold the Healthcare Reform Act. The United States Supreme Court heard oral argument from all sides on the matter in late 2020. If all or a portion of the Healthcare Reform Act, including the individual mandate, is eventually ruled unconstitutional, our tenants may have more patients and residents who do not have insurance coverage, which may adversely impact the tenants’ collections and revenues. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
We cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on our business, financial condition and results of operations and our ability to pay distributions to stockholders. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare services, which may adversely impact our tenants’ ability to make rental payments to us.
The current trend for seniors to delay moving to senior housing facilities until they require greater care or to forgo moving to senior housing facilities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior housing facilities, including to our leased and managed senior housing facilities, until they require greater care, and increasingly forgoing moving to senior housing facilities altogether. The COVID-19 pandemic could cause seniors and their families to be reluctant to move into senior housing facilities during the pandemic. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior housing facilities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior housing facilities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase our tenants’ and managers’ cost of business, expose our tenants and managers to additional liability or result in lost business and shorter stays at our leased and managed senior housing facilities if our tenants and managers are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates, revenues, and cash flows at our leased and managed senior housing facilities and our results of operations. Further, if any of our tenants or managers are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior housing facilities may be unprofitable and we may receive lower returns and rent, and the value of our senior housing facilities may decline.
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

Some tenants of our current and future properties will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
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
These federal laws include:
•the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by state or federal healthcare programs;
•the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship;
•the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;
•the Civil Monetary Penalties Law, which authorizes the United States Department of Health & Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;
•the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, Fraud Statute, which makes it a federal crime to defraud any health benefit plan, including private payors; and
•the Exclusions Law, which authorizes the United States Department of Health & Human Services to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts.
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
In late 2020, CMS and the United States Health and Human Services Office of Inspector General issued material revisions to rules and regulations relating to the federal Physician Self-Referral Prohibition and the federal Anti-Kickback Statute. While these revisions were designed to modernize the regulatory scheme and advance the transition to value-based care, there is little published guidance and interpretation with respect to the new regulations, which may lead to uncertainty for our tenants in trying to comply with the various safe harbors and exceptions to these laws.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:
•changes in the demand for and methods of delivering healthcare services;
•changes in third-party reimbursement policies;
•significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;
•increased expense for uninsured patients;
•increased competition among healthcare providers;
•increased liability insurance expense;

•continued pressure by private and governmental payors to reduce payments to providers of services;
•increased scrutiny of billing, referral and other practices by federal and state authorities;
•changes in federal and state healthcare program payment models;
•increased emphasis on compliance with privacy and security requirements related to personal health information; and
•increased instability in the Health Insurance Exchange market and lack of access to insurance plans participating in the exchange.
Additionally, in connection with the COVID-19 pandemic, many governmental entities relaxed certain licensure and other regulatory requirements relating to telemedicine, allowing more patients to virtually access care without having to visit a healthcare facility. If governmental and regulatory authorities continue to allow for increased virtual health care, this may affect the demand for some of our properties, such as MOBs.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are subject to various governmental reviews, audits and investigations to verify compliance with the Medicaid and Medicare programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors and Unified Program Integrity Contractor programs, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:
•an obligation to refund amounts previously paid to us, our tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;
•state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;
•loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;
•an increase in private litigation against us, our tenants or our operators; and
•damage to our reputation in various markets.
While we, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third party payor or licensure authorities to audit our tenants. These additional audits could result in termination of third-party payor agreements or licensure of the facility, which would also adversely impact our operations.
In addition, our tenants and operators that accepted relief funds distributed to combat the adverse effects of COVID-19 and reimburse providers for unreimbursed expenses and lost revenues may be subject to certain reporting and auditing obligations associated with the receipt of such relief funds. If these tenants or operators fail to comply with the terms and conditions associated with relief funds, they may be subject to government recovery and enforcement actions. Furthermore, regulatory guidance relating to use of the relief funds, recordkeeping requirements and other terms and conditions continues to evolve and there is a high degree of uncertainty surrounding many aspects of the relief funds. This uncertainty may create compliance challenges for tenants and operators who accepted relief funds.
The Healthcare Reform Law imposes additional requirements on skilled nursing facilities regarding compliance and disclosure.
The Health Care and Education and Reconciliation Act of 2010, or the Healthcare Reform Law, requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The United States Department of Health and Human Services included in the final rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including skilled nursing facilities, had until November 28, 2019 to comply. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
London Interbank Offering Rate, or LIBOR, and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, United States dollar LIBOR may be replaced by the Secured Overnight Financing Rate, or SOFR, published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”
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
In addition, our variable-rate debt instruments use LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified SOFR as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The consequences of these developments are uncertain, but could include an increase in the cost of our variable-rate debt instruments. If LIBOR is no longer widely available, or otherwise at our option, we may need to renegotiate with our lenders that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential phase-out of LIBOR may have a material adverse effect on the interest rates on our current and future borrowings.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we have used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have borrowed, and may continue to borrow, at fixed rates or variable rates depending upon prevailing market conditions. We have and may also continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Therefore, to the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.

Hedging activity may expose us to risks.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We have entered into, and may continue to enter into, loan documents that contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
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
In obtaining certain nonrecourse loans, we have provided, and may continue to provide, standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim was made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim was successful, our business and financial results could be materially adversely affected.
Risks Related to Real Estate-Related Investments
Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans we have invested and may invest in, which could result in losses to us.
The investment in mortgage loans or mortgage-backed securities we have, and may continue to, invest in involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Furthermore, if there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The commercial mortgage-backed securities in which we have invested, and may continue to invest, are subject to several types of risks.
Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we have invested, and may continue to invest, are subject to all the risks of the underlying mortgage loans.
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
The mezzanine loans in which we have invested, and may continue to invest, involve greater risks of loss than senior loans secured by income-producing real estate.
We have invested, and may continue to invest, in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
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
In connection with the purchase of real estate, we have entered, and may continue to enter, into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. We own operating properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:
•we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (i) additional capital contribution requirements, (ii) obtaining, refinancing or paying off debt and (iii) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;
•our joint venture partners might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;
•our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;
•disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers from focusing their time and effort on our business, disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved, and possibly force a sale of the property if the dispute cannot be resolved; and
•the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flows or appreciation of an investment.
We have entered, and may continue to enter, into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.
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
Our stockholders may have a current tax liability on distributions they elected to reinvest in shares of our common stock.
If our stockholders participated in our DRIP Offerings, they will be deemed to have received, and for United States federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for United States federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the United States federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. We urge stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
Dividends on, and gains recognized on the sale of, shares by a tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income.
If (i) we are a “pension-held REIT,” (ii) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares or (iii) a holder of shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income under the Code.
Characterization of our sale-leaseback transactions may be challenged.
We have participated, and may continue to participate, in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, lose our REIT status.
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

Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock or upon the payment of a capital gains dividend.
A foreign person disposing of a United States real property interest, including shares of stock of a United States corporation whose assets consist principally of United States real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying United States persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock. Additionally, a foreign stockholder will likely be subject to FIRPTA upon the payment of any capital gain dividends by us if such gain is attributable to gain from sales or exchanges of United States real property interests. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
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
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider whether, among other things:
•their investment is consistent with their fiduciary obligations under ERISA and the Code;
•their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;
•their investment satisfies the prudence and diversification requirements of ERISA;
•their investment will not impair the liquidity of the Benefit Plan or IRA;
•their investment will not produce UBTI for the Benefit Plan or IRA; and
•they will be able to value the assets of the Benefit Plan or IRA annually in accordance with ERISA, the Code and the applicable provisions of the Benefit Plan or IRA.
ERISA and Section 4975 of the Code prohibit certain transactions that involve (i) Benefit Plans or IRAs, and (ii) any person who is a “party-in-interest” or “disqualified person” with respect to such a Benefit Plan or IRA. Consequently, the fiduciary or owner of a Benefit Plan or an IRA contemplating an investment in our common stock should consider whether we, any other person associated with the issuance of the common stock, or any of our or their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the Benefit Plan or IRA and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the United States Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of the investing plan, in which event investment made by and certain other transactions entered into by such entity would be subject to the prohibited transaction rules. To avoid our assets from being considered “plan assets,” our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2020, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.
Real Estate Investments
As of December 31, 2020, we operated through six reportable business segments: MOBs, hospitals, SNFs, senior housing, senior housing — RIDEA and integrated senior health campuses. We own and/or operate 100% of our properties as of December 31, 2020, with the exception of our Trilogy investments, or Trilogy Portfolio, Lakeview IN Medical Plaza and Southlake TX Hospital. See Note 13, Equity — Noncontrolling Interests, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of our noncontrolling interests. The following table presents certain additional information about our real estate investments as of December 31, 2020:

Reportable Segment	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI	Leased Percentage(2)
Integrated senior health campuses	119	8,471,000	60.0%	$1,626,950,000	$111,058,000	49.6%	77.0%
Medical office buildings	63	2,892,000	20.5	657,885,000	61,004,000	27.3	89.0%
Senior housing — RIDEA	20	1,734,000	12.3	433,891,000	23,474,000	10.5	74.4%
Senior housing	9	282,000	2.0	89,535,000	6,637,000	3.0	100.0%
Skilled nursing facilities	7	558,000	4.0	128,000,000	12,776,000	5.7	100.0%
Hospitals	2	173,000	1.2	139,780,000	8,786,000	3.9	100.0%
Total/weighted average(3)	220	14,110,000	100%	$3,076,041,000	$223,735,000	100%	91.9%
___________
(1)With the exception of our senior housing — RIDEA facilities and integrated senior health campuses, amount is based on contractual base rent from leases in effect as of December 31, 2020. For our senior housing — RIDEA facilities and integrated senior health campuses, amount is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)Leased percentage includes all leased space of the properties included in the respective segment including master leases, except for our senior housing — RIDEA facilities and integrated senior health campuses where leased percentage represents resident occupancy on the available units of the RIDEA facilities or integrated senior health campuses.

(3)Total portfolio weighted average leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
We own fee simple interests in all of our buildings except for 16 buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
The following information generally applies to our properties:
•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets and within our Trilogy portfolio;
•our properties are located in markets where we are subject to competition for attracting new tenants and residents, as well as retaining current tenants and residents; and
•depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, over the shorter of the lease term or useful lives of the tenant improvements, up to 34 years, and over the estimated useful life of furniture, fixtures and equipment, up to 28 years.
For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lease Expirations
Substantially all of our leases with residents at our senior housing — RIDEA facilities and integrated senior health campuses are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2020, excluding our senior housing — RIDEA facilities and integrated senior health campuses:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2021	84	299,000	8.3%	$6,239,000	6.0%
2022	61	340,000	9.4	8,100,000	7.7
2023	59	329,000	9.1	8,503,000	8.1
2024	44	333,000	9.2	7,212,000	6.9
2025	41	414,000	11.5	11,341,000	10.8
2026	19	132,000	3.7	2,799,000	2.7
2027	20	162,000	4.5	4,275,000	4.1
2028	10	160,000	4.4	6,231,000	6.0
2029	8	257,000	7.1	5,311,000	5.1
2030	17	243,000	6.8	8,802,000	8.4
Thereafter	24	939,000	26.0	35,733,000	34.2
Total	387	3,608,000	100%	$104,546,000	100%
___________
(1)Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2020.

Geographic Diversification/Concentration Table
The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2020:

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	1	30,000	0.2%	$268,000	0.1%
Arkansas	1	51,000	0.4	681,000	0.3
California	2	65,000	0.5	2,040,000	0.9
Colorado	2	69,000	0.5	2,075,000	0.9
Connecticut	4	108,000	0.8	2,063,000	0.9
District of Columbia	1	134,000	0.9	4,627,000	2.1
Florida	2	62,000	0.4	702,000	0.3
Georgia	11	307,000	2.2	5,712,000	2.6
Illinois	6	122,000	0.9	2,319,000	1.0
Indiana	74	5,190,000	36.8	89,176,000	39.9
Kansas	1	40,000	0.3	743,000	0.3
Kentucky	13	1,009,000	7.2	2,692,000	1.2
Maryland	1	77,000	0.5	1,586,000	0.7
Massachusetts	7	525,000	3.7	11,447,000	5.1
Michigan	13	933,000	6.6	15,938,000	7.1
Mississippi	2	76,000	0.5	1,155,000	0.5
Missouri	3	350,000	2.5	7,125,000	3.2
Nebraska	2	282,000	2.0	2,844,000	1.3
New Jersey	3	278,000	2.0	7,192,000	3.2
New York	1	91,000	0.6	2,839,000	1.3
North Carolina	7	272,000	1.9	3,866,000	1.7
Ohio	31	2,322,000	16.5	14,145,000	6.3
Pennsylvania	8	556,000	3.9	12,777,000	5.7
South Carolina	1	58,000	0.4	1,073,000	0.5
Tennessee	1	46,000	0.3	822,000	0.4
Texas	15	692,000	4.9	18,728,000	8.4
Virginia	1	210,000	1.5	4,300,000	1.9
Total Domestic	214	13,955,000	98.9	218,935,000	97.8
Isle of Man and UK	6	155,000	1.1	4,800,000	2.2
Total	220	14,110,000	100%	$223,735,000	100%
___________
(1)Amount is based on contractual base rent from leases in effect as of December 31, 2020, with the exception of our senior housing — RIDEA facilities and integrated senior health campuses, which amount is based on annualized NOI.
Indebtedness
For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
For a discussion of our legal proceedings, see Note 11, Commitments and Contingencies — Litigation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Rule 2231, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our updated estimated per share NAV is $8.55 calculated as of September 30, 2020, which was approved and established by our board on March 18, 2021 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2020. On October 3, 2019, the board previously determined an estimated per share NAV of our common stock of $9.40 calculated as of June 30, 2019. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $8.55 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we generally disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the updated estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by our advisor and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on March 19, 2021, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the updated estimated per share NAV.
FINRA rules require subsequent valuations to be performed at least annually. The valuations are estimates and consequently should not be viewed as an accurate reflection of the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 12, 2021, we had approximately 35,417 stockholders of record.
Distributions
Prior to March 31, 2020, our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our common stock, which was equal to an annualized distribution rate of $0.60 per share. The daily distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
In response to the COVID-19 pandemic and its effects to our business and operations at the end of the first quarter of 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board authorized a reduced daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized distribution rate of $0.60 per share previously paid by us. These daily distributions were aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds. Furthermore, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments during April and May 2020, on May 29, 2020, our board authorized the suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Our board also approved the suspension of the Amended and Restated DRIP effective upon the completion of all shares issued pursuant to the Amended and Restated DRIP with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020 until such time, if any, as our board determines to authorize new distributions and to reinstate the Amended and Restated DRIP. See our Current Report on Form 8-K filed with the SEC on June 4, 2020 for more information.
The amount of the distributions paid to our stockholders was determined quarterly or monthly, as applicable, by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of net offering proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the years ended December 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2020		2019
Distributions paid in cash	$26,997,000		$62,612,000
Distributions reinvested	21,861,000		55,440,000
	$48,858,000		$118,052,000
Sources of distributions:
Cash flows from operations	$48,858,000	100%	$117,454,000	99.5%
Proceeds from borrowings	—	—	598,000	0.5
	$48,858,000	100%	$118,052,000	100%
As of December 31, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
The distributions paid for the years ended December 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2020		2019
Distributions paid in cash	$26,997,000		$62,612,000
Distributions reinvested	21,861,000		55,440,000
	$48,858,000		$118,052,000
Sources of distributions:
FFO attributable to controlling interest	$48,858,000	100%	$91,159,000	77.2%
Proceeds from borrowings	—	—	26,893,000	22.8
	$48,858,000	100%	$118,052,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, shares of our restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares. For a further discussion of our incentive plan, see Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,865,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,865,000
___________
(1)Through December 31, 2020, we granted an aggregate of 60,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, through December 31, 2020, we granted an aggregate of 75,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in consideration for their past services rendered. These shares of restricted common stock vest under the same period described above. Prior to October 5, 2016, the fair value of each share at the date of grant was estimated at $10.00 based on the then most recent price paid to acquire one share of our common stock in our initial offering; effective October 5, 2016, the fair value of each share at the date of grant was estimated at the updated estimated per share NAV approved and established by our board; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our securities during the three months ended December 31, 2020.
Item 6. Selected Financial Data
Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2020 and 2019, together with our results of operations and cash flows for the years ended December 31, 2020, 2019 and 2018.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States, or GAAP, policies or guidelines applicable to REITs; the success of our investment strategy; the availability of financing; the negotiation or consummation of any potential strategic transaction evaluated by our special committee of our board of directors; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, invests in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
We raised $1,842,618,000 through a best efforts initial public offering, or our initial offering, and issued 184,930,598 shares of our common stock. In addition, during our initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of our initial offering, we continued issuing shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 DRIP Offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 DRIP Offering. A total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As of December 31, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See the “Liquidity and Capital Resources” section below for a further discussion.
Since March 2020, the COVID-19 pandemic has been dramatically impacting the United States, which has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on an international, national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus, including the widespread availability and use of effective vaccines. In particular, government-imposed business closures and re-opening restrictions, as well as self-imposed restrictions on discretionary activities, have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating significant declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses have also experienced dramatic increases, and may continue to experience increases, in costs to care for residents; particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. From March to December 2020, we postponed non-essential capital expenditures. In addition, in March 2020, we reduced stockholder distributions and partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. In response to the continued uncertainty and adverse effects of the COVID-19 pandemic on our operations, in May 2020, we suspended all distribution payments, the Amended and Restated DRIP and our share repurchase plan for all stockholders to further conserve and preserve liquidity. Furthermore, in an effort to increase our liquidity, our advisor deferred 50.0% of the asset management fees that it would otherwise have been entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. We believe that the long-term stability of our portfolio will return once the virus has been controlled. In states where lockdown orders have been lifted or modified, the downward trends in our portfolio appear to have somewhat moderated, but we have not yet witnessed a significant rebound. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See the “Factors Which May Influence Results of Operations,” “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $8.55. We provided this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2020. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 19, 2021 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
In October 2020, our board established a special committee of our board, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. There can be no assurance that this strategic alternative review process will result in a transaction being pursued or if pursued, that any such transaction would ultimately be consummated. For a further discussion, see Part III, Item 10, Directors, Executive Officers and Corporate Governance.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2020, we owned and/or operated 97 properties, comprising 101 buildings, and 119 integrated senior health campuses including completed development projects, or approximately 14,110,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,076,041,000. In addition, as of December 31, 2020, we also owned a real estate-related investment purchased for $60,429,000.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue and grant income recognition, allowance for credit losses, accounting for property acquisitions, impairment of goodwill and long-lived and intangible assets, properties held for sale and qualification as a REIT for income tax purposes. These estimates may require complex judgment in their application and are evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. A discussion of our critical accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies during 2020 other than those resulting from the adoption of new accounting standards.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions and Dispositions in 2020, 2019 and 2018
For a discussion of our acquisitions and dispositions of investments in 2020, 2019 and 2018, see Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted. The situation continues to present a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus continues to result in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement aggressive protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19.
Each type of real estate asset we own has been impacted by COVID-19 to varying degrees. The COVID-19 pandemic has negatively impacted the businesses of our medical office tenants and their ability to pay rent on a timely basis. In the early months of the pandemic when many of the states had implemented “stay at home” orders, in excess of 50.0% of our tenants in medical office buildings had been classified by state governments as “non-essential” and were ordered to either shut down entirely, or significantly limit hours of operations, which prevented or significantly limited our tenants from seeing patients in their offices and thereby creating unprecedented revenue pressure on such tenants. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, the number of patients returning to such offices varies across practice types and geographic markets as people may continue to delay office visits due to the fears or uncertainties associated with COVID-19 despite the availability of services. Additionally, while restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates rise, or where a resurgence of COVID-19 emerges, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities and integrated senior health campuses, based on preliminary information available to management as of February 28, 2021, we have experienced an approximate 17.6% decline in our resident occupancies since February 2020 largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines. In addition, we continue to experience challenges in attracting prospective residents to such facilities and campuses because they are choosing to delay moving into communities until the threat posed by the virus has declined. Further, the elimination of elective hospital procedures, which drive post-acute skilled nursing admissions, has significantly impacted our resident occupancy levels of our integrated senior health campuses. Our facilities have adopted different phased-in approaches to facility operations depending on the market in which they operate, which range from stringent restrictions of essential visitors and frequent testing of staff and residents to allowing screened visitors and limited activities. At the same time that our managed senior housing — RIDEA facilities and integrated senior health campuses are facing a reduction in revenue associated with lower resident occupancies, they experienced a significant increase in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of PPE and other supplies required to maintain health and safety measures and protocols. Since March 2020, our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures related to occupancy declines and expense increases, which have impacted, and may continue to impact, their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus for 2021 continues to be on resident occupancy recovery and operating expense management. Beginning in the fourth quarter of 2020, there have been recent developments around the production, availability and widespread distribution and use of effective COVID-19 vaccines, which we believe will be important to a rebound in our resident occupancy levels over time.
To date, the impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our RIDEA properties continue to evaluate their options for financial assistance, such as utilizing programs within the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants, tax benefits and Medicare reimbursement programs. Some of our tenants within our non-RIDEA properties have sought financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
The information in this Annual Report on Form 10-K is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. As such, we continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits, move-ins into senior housing facilities and elective procedures, which will eventually drive skilled nursing occupancies higher; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 levels. The medical community understands COVID-19 far better today than it did just a few months ago, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the recent favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19, such as the widespread availability and use of effective vaccines, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, for a further discussion.

Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and integrated senior health campuses, as of December 31, 2020, our properties were 91.9% leased and during 2021, 8.3% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2020, our remaining weighted average lease term was 7.2 years, excluding our senior housing — RIDEA facilities and integrated senior health campuses.
Our combined senior housing — RIDEA facilities and integrated senior health campuses were 76.6% leased for the year ended December 31, 2020. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2020, 2019 and 2018
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, and under a normal operating environment, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing property expansions and developments.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2020, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of December 31, 2020, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. In addition, substantially all of the contractual rent through December 2020 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. We received lease concession requests from some of our medical office building tenants primarily during the second quarter of 2020 that resulted in an insignificant number of concessions granted, such as in the form of rent abatements, in conjunction with a lease term extension for up to seven years, or rent payment deferrals requiring repayment within one year. Such lease term extensions related to lease concessions that benefited us and do not have a material impact to our consolidated financial statements. No contractual rent for our medical office building tenants was forgiven.

Except where otherwise noted, the changes in our consolidated results of operations for 2020 as compared to 2019 and 2018 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received, as well as the development and expansion of our portfolio of integrated senior health campuses. In addition, there are changes in our results of operations by reporting segment due to the transition of the operations of senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019. As of December 31, 2020, 2019 and 2018, we owned and/or operated the following types of properties:

	December 31,
	2020			2019			2018
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	119	$1,626,950,000	(1)	118	$1,546,121,000	(1)	112	$1,500,649,000	(1)
Medical office buildings	63	657,885,000	89.0%	64	664,135,000	89.1%	64	664,135,000	89.3%
Senior housing — RIDEA	20	433,891,000	(2)	20	433,891,000	(2)	13	320,035,000	(2)
Senior housing	9	89,535,000	100%	9	89,535,000	100%	15	188,391,000	100%
Skilled nursing facilities	7	128,000,000	100%	7	128,000,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	220	$3,076,041,000	91.9%	220	$3,001,462,000	91.9%	213	$2,940,990,000	92.5%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 77.0%, 86.1% and 84.8% for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)The leased percentage for the resident units of our senior housing — RIDEA facilities was 74.4%, 84.9% and 84.9% for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Revenues and Grant Income
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2020	2019	2018
Resident Fees and Services Revenue
Integrated senior health campuses	$983,169,000	$1,030,934,000	$940,616,000
Senior housing — RIDEA	85,904,000	68,144,000	65,075,000
Total resident fees and services revenue	1,069,073,000	1,099,078,000	1,005,691,000
Real Estate Revenue
Medical office buildings	78,424,000	80,805,000	80,078,000
Skilled nursing facilities	16,107,000	13,345,000	14,887,000
Senior housing	14,524,000	18,407,000	21,913,000
Hospitals	10,992,000	11,481,000	12,691,000
Total real estate revenue	120,047,000	124,038,000	129,569,000
Grant Income
Integrated senior health campuses	53,855,000	—	—
Senior housing — RIDEA	1,326,000	—	—
Total grant income	55,181,000	—	—
Total revenues and grant income	$1,244,301,000	$1,223,116,000	$1,135,260,000

For the years ended December 31, 2020, 2019 and 2018, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the years ended December 31, 2020, 2019 and 2018, real estate revenue primarily consisted of base rent and expense recoveries. For the year ended December 31, 2020, the decline in resident fees and services revenue for our integrated senior health campuses was primarily due the impact of the COVID-19 pandemic, which resulted in a decline in resident occupancy at such facilities of 21.7% between February and December 2020. However, we recognized $53,855,000 of grant income at our integrated senior health campuses related to government grants received during 2020 through CARES Act economic stimulus programs. An additional $2,635,000 of such government grants were received by our integrated senior health campuses, which we have deferred and anticipate to recognize as grant income in 2021. See Note 2, Summary of Significant Accounting Policies — Government Grants, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. For the year ended December 31, 2020, the increase in resident fees and services revenue for our senior housing — RIDEA facilities and decrease in real estate revenue for our senior housing facilities were primarily due to the transition of senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019.
The decrease in real estate revenue for our senior housing segment for the year ended December 31, 2019, compared to 2018, is primarily due to the write-off of $2,345,000 in deferred rent receivables in connection with the termination of a management services agreement with an operator during the year ended December 31, 2019. The decrease in real estate revenue for our skilled nursing facilities segment for the year ended December 31, 2019, compared to 2018, is primarily due to the $1,334,000 write-off of receivables that we estimated to be uncollectible during the year ended December 31, 2019. The decrease in real estate revenue for our hospitals segment for the year ended December 31, 2019, as compared to 2018, is primarily due to the exclusion of $1,065,000 and $1,080,000, respectively, of property tax recoveries that resulted upon our adoption of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 842, Leases on January 1, 2019. See Note 2, Summary of Significant Accounting Policies — Leases, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2020		2019		2018
Property Operating Expenses
Integrated senior health campuses	$929,897,000	89.7%	$919,793,000	89.2%	$844,279,000	89.8%
Senior housing — RIDEA	63,830,000	73.2%	48,067,000	70.5%	44,792,000	68.8%
Total property operating expenses	$993,727,000	88.4%	$967,860,000	88.1%	$889,071,000	88.4%

Rental Expenses
Medical office buildings	$30,216,000	38.5%	$30,870,000	38.2%	$30,514,000	38.1%
Skilled nursing facilities	1,572,000	9.8%	1,456,000	10.9%	1,816,000	12.2%
Hospitals	446,000	4.1%	532,000	4.6%	1,656,000	13.0%
Senior housing	64,000	0.4%	1,001,000	5.4%	837,000	3.8%
Total rental expenses	$32,298,000	26.9%	$33,859,000	27.3%	$34,823,000	26.9%
For the year ended December 31, 2020, the increase in property operating expenses for our senior housing — RIDEA facilities and decrease in rental expenses for our senior housing facilities were primarily due to the transition of senior housing facilities within North Carolina ALF Portfolio to a RIDEA structure on December 1, 2019. Overall, property operating expenses for both our integrated senior health campuses and senior housing — RIDEA facilities have significantly increased in 2020 as compared to prior years due to COVID-19 expenses, which consisted of testing of staff and residents and the costs of PPE and other supplies required to control the spread of the COVID-19 pandemic in such facilities. Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased, non-RIDEA senior housing and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2020	2019	2018
Asset management and property management oversight fees — affiliates	$21,953,000	$20,073,000	$19,373,000
Professional and legal fees	2,936,000	2,965,000	2,578,000
Transfer agent services	1,220,000	1,340,000	1,239,000
Stock compensation expense	(1,342,000)	2,744,000	3,026,000
Board of directors fees	614,000	280,000	262,000
Bank charges	586,000	282,000	374,000
Directors’ and officers’ liability insurance	337,000	314,000	315,000
Postage and delivery	247,000	171,000	250,000
Franchise taxes	194,000	82,000	354,000
Restricted stock compensation	155,000	215,000	215,000
Bad debt expense	—	991,000	490,000
Other	107,000	292,000	294,000
Total	$27,007,000	$29,749,000	$28,770,000
The decrease in general and administrative for the year ended December 31, 2020 as compared to 2019 and 2018 was primarily due to a decrease in bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019 and a modified retrospective adjustment to Trilogy’s performance-based units upon our adoption of accounting guidance related to share-based payments granted to nonemployees. For a further discussion of Trilogy’s performance-based units, see Note 13, Equity — Noncontrolling Interests, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Such decreases in general and administrative were partially offset by the increase in asset management fees as a result of an increase in our average invested assets through developments, capital expenditures and property acquisitions in 2020 as compared to 2019 and 2018, as well as $381,000 in professional and legal fees and fees to the special committee of our board related to the investigation and analysis of strategic alternatives.
Acquisition Related Expenses
For the year ended December 31, 2020, we recorded acquisition related expenses of $290,000 in pursuit of real estate-related investment opportunities. For the years ended December 31, 2019 and 2018, we recorded negative acquisition related expenses of $(161,000) and $(2,913,000), respectively, which primarily related to $(681,000) and $(2,843,000), respectively, in fair value adjustments to contingent consideration obligations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our contingent consideration obligations.
Depreciation and Amortization
For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization was $98,858,000, $111,412,000 and $95,678,000, respectively, which primarily consisted of depreciation on our operating properties of $90,997,000, $90,914,000 and $83,309,000, respectively, and amortization of our identified intangible assets of $6,258,000, $19,366,000 and $11,628,000, respectively.
The increase in depreciation and amortization for the year ended December 31, 2019, compared to the years ended December 31, 2020 and 2018, is primarily due to the September 2019 write-off of tenant improvements and in-place leases in connection with the termination of a management services agreement with an operator in 2019.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Years Ended December 31,
	2020	2019	2018
Interest expense:
Lines of credit and term loans and derivative financial instruments	$31,499,000	$36,064,000	$29,508,000
Mortgage loans payable	32,568,000	32,714,000	29,183,000
Amortization of deferred financing costs:
Lines of credit and term loans	3,559,000	3,664,000	4,637,000
Mortgage loans payable	1,171,000	1,449,000	1,269,000
Amortization of debt discount/premium, net	826,000	647,000	537,000
Loss in fair value of derivative financial instruments	3,906,000	4,541,000	1,949,000
Loss on extinguishment of debt	—	2,968,000	—
Interest on finance lease liabilities	609,000	390,000	—
Interest expense on financing obligations and other liabilities	1,046,000	657,000	1,147,000
Total	$75,184,000	$83,094,000	$68,230,000
The decrease in total interest expense in 2020 as compared to 2019 was primarily related to the write off of unamortized loan fees due to the extinguishment of two mortgage loans payable during 2019 and the overall decrease in interest rates on our variable rate debt, partially offset by the fair value adjustments on our derivative financial instruments, which was due to a decrease in London Inter-Bank Offered rate, or LIBOR, rates relative to our interest rate swap contracts. The increase in total interest expense in 2019 as compared to 2018 was primarily related to the increase in debt balances as well as the increase in loss on fair value recognized on the derivative financial instruments, which was due to a decrease in LIBOR rates relative to our interest rate swap contracts. The loss on extinguishment of debt in 2019 was due to the early payoff of two mortgage loans payable and the termination of a line of credit, which resulted in the write-off of unamortized debt discounts and unamortized deferred financing fees, as well as the payment of prepayment penalties. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of extinguishment of debt in 2019.
Impairment of Real Estate Investments
For the year ended December 31, 2020, we recognized an impairment charge of $6,445,000 on one skilled nursing facility within Fox Grape SNF Portfolio, $1,905,000 on one medical office building within Mount Olympia MOB Portfolio and $2,719,000 on two integrated senior health campuses within Trilogy Investors, LLC, or Trilogy, for an aggregate impairment charge of $11,069,000. No impairment charges on real estate investments were recognized for the year ended December 31, 2019. For the year ended December 31, 2018, we recognized an impairment charge of $2,542,000 on one medical office building within the Mount Olympia MOB Portfolio. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $52,992,000 to pay interest on our outstanding indebtedness in 2021, based on interest rates in effect as of December 31, 2020, and that we will require $54,169,000 to pay principal on our outstanding indebtedness in 2021. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met primarily from operations and borrowings if needed. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur.

Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board has taken steps since March 2020 to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board approved a reduced daily distribution rate for April and May 2020 equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. On March 31, 2020, our board also partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests resulting from the death or qualifying disability of stockholders were not suspended, but remained subject to all the terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Additionally, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, to further maximize our liquidity, on May 29, 2020, our board approved the suspension of all stockholder distributions and the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspensions were effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions for a further discussion. Furthermore, on May 29, 2020, our board approved the suspension of our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from death or qualifying disability of stockholders. Our board will continue to assess our distribution policy in light of our operations and future capital needs and shall determine if and when it is in the best interest of our company and our stockholders to reinstate distributions, the Amended and Restated DRIP or our share repurchase plan. In addition to the actions taken by our board described above, our advisor deferred 50.0% of the asset management fees that it would otherwise have been entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of such deferred asset management fees.
As of December 31, 2020, our cash on hand was $113,212,000 and we had $146,366,000 available on our lines of credit. Such cash on hand included $2,753,000 of government grants and $51,683,000 in Medicare advance payments received by Trilogy, of which we currently own 67.6%, through economic stimulus programs of the CARES Act. See Note 2, Summary of Significant Accounting Policies — Government Grants and Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K for a further discussion of such relief funds. We believe that such proceeds of cash and available lines of credit will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings, or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2020, we had $13,945,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we own as of December 31, 2020, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $88,251,000 within the next 12 months.

Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2020	2019	2018
Cash, cash equivalents and restricted cash — beginning of period	$89,880,000	$72,705,000	$64,143,000
Net cash provided by operating activities	219,156,000	117,454,000	106,814,000
Net cash used in investing activities	(147,945,000)	(103,112,000)	(135,772,000)
Net cash (used in) provided by financing activities	(8,811,000)	2,688,000	37,597,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(90,000)	145,000	(77,000)
Cash, cash equivalents and restricted cash — end of period	$152,190,000	$89,880,000	$72,705,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2020, 2019 and 2018, cash flows provided by operating activities primarily related to the cash flows provided by our property operations and $55,181,000 of grant income, offset by the payment of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments. In addition, for the year ended December 31, 2020, cash flows provided by operating activities included approximately $2,635,000 of government grants and $52,322,000 of Medicare advance payments that have been received and deferred in other liabilities to be recognized in the future as revenue or grant income, as applicable. See Note 2, Summary of Significant Accounting Policies — Government Grants and Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K for a further discussion of such deferred revenue and government grants.
Investing Activities
For the year ended December 31, 2020, cash flows used in investing activities primarily related to developments and capital expenditures of $128,302,000 and acquisitions of previously leased real estate investments, including our land acquisition, in the amount of $30,552,000, partially offset by proceeds from real estate dispositions of $12,525,000. For the year ended December 31, 2019, cash flows used in investing activities primarily related to developments and capital expenditures of $92,836,000 and our 2019 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $37,863,000, partially offset by principal repayments on real estate notes receivable of $28,650,000. For the year ended December 31, 2018, cash flows used in investing activities primarily related to our 2018 property acquisitions, including our acquisitions of previously leased real estate investments, in the amount of $67,285,000 and developments and capital expenditures of $66,907,000. In general, cash flows used in investing activities will be affected by the timing of capital expenditures and development projects and the number of acquisitions we complete in future years as compared to prior years.
Financing Activities
For the year ended December 31, 2020, cash flows used in financing activities primarily related to scheduled payments on our mortgage loans payable of $71,990,000, distributions to our common stockholders of $26,997,000 and share repurchases of $23,107,000, partially offset by borrowings under mortgage loans payable of $92,399,000, net borrowings under our lines of credit in the amount of $27,755,000 and the sale of a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital for $11,000,000. For the year ended December 31, 2019, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable of $191,246,000 and net borrowings under our lines of credit and term loans in the amount of $77,831,000, partially offset by share repurchases of $89,888,000, scheduled payments on mortgage loans of $74,037,000, distributions to our common stockholders of $62,612,000 and our early payoff of mortgage loans payable of $14,022,000. For the year ended December 31, 2018, cash flows provided by financing activities primarily related to borrowings under mortgage loans payable of $181,594,000 and net borrowings under our lines of credit in the amount of $113,923,000, partially offset by our early payoff of mortgage loans payable of $94,449,000, share repurchases of $76,577,000 and distributions to our common stockholders of $59,974,000. The decrease in share repurchases and distributions paid in 2020 compared to both 2019 and 2018 was primarily related to actions taken by our board to protect our capital and maximize our liquidity in response to the impact of the COVID-19 pandemic, such as the decrease in our daily distribution rate approved by our board in March 2020 followed by the suspension of all stockholder distributions in May 2020. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions for a further discussion. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate our indebtedness to increase as we continue to develop properties and if we acquire additional real estate and real estate-related investments.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020		2019		2018
Ordinary income	$—	—%	$35,294,000	29.9%	$33,141,000	27.6%
Capital gain	—	—	—	—	—	—
Return of capital	48,842,000	100	82,731,000	70.1	86,833,000	72.4
	$48,842,000	100%	$118,025,000	100%	$119,974,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2020, our aggregate borrowings were 45.9% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 25, 2021 and December 31, 2020, our leverage did not exceed 300% of the value of our net assets.
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
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In May 2020, the IRS issued similar guidance that lowered the cash component of the distribution to 10.0% for dividends declared between April 1, 2020 and December 31, 2020. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2020, we had $834,026,000 ($810,478,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2020, we had $843,634,000 outstanding and $146,366,000 remained available under our lines of credit. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of December 31, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. As of December 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.62% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of December 31, 2020:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$13,915,000	$93,051,000	$82,274,000	$553,446,000	$742,686,000
Interest payments — fixed-rate debt	26,645,000	48,557,000	41,693,000	260,144,000	377,039,000
Principal payments — variable-rate debt	40,254,000	881,219,000	13,501,000	—	934,974,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2020)	26,347,000	18,094,000	299,000	—	44,740,000
Ground and other lease obligations	23,875,000	48,848,000	47,395,000	167,081,000	287,199,000
Financing obligations	22,465,000	4,721,000	1,508,000	1,005,000	29,699,000
Finance leases	151,000	38,000	—	—	189,000
Total	$153,652,000	$1,094,528,000	$186,670,000	$981,676,000	$2,416,526,000
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the years ended December 31, 2020, 2019, and 2018, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses funds from operations, or FFO, to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above.
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
For the year ended December 31, 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the year ended December 31, 2020, FFO would have been approximately $54,872,000, excluding government grants recognized. For the year ended December 31, 2020, MFFO would have been approximately $55,869,000, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$8,863,000	$(852,000)	$14,537,000	$5,350,000	$(203,896,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	98,858,000	111,412,000	95,678,000	113,226,000	271,307,000
Depreciation and amortization related to real estate — unconsolidated entities	2,992,000	1,189,000	1,085,000	1,075,000	1,061,000
Impairment of real estate investments	11,069,000	—	2,542,000	14,070,000	—
Less:
Gain on dispositions of real estate investments	(1,395,000)	—	—	(3,370,000)	—
Net (income) loss attributable to noncontrolling interests	(6,700,000)	(4,113,000)	(1,240,000)	5,872,000	57,862,000
Depreciation, amortization, impairments and gain on dispositions — noncontrolling interests	(18,012,000)	(16,477,000)	(15,644,000)	(22,759,000)	(63,419,000)
FFO attributable to controlling interest	$95,675,000	$91,159,000	$96,958,000	$113,464,000	$62,915,000

Acquisition related expenses(1)	$290,000	$(161,000)	$(2,913,000)	$(3,833,000)	$28,589,000
Amortization of above- and below-market leases(2)	124,000	219,000	450,000	710,000	929,000
Amortization of loan and closing costs(3)	170,000	275,000	251,000	223,000	754,000
Change in deferred rent(4)	(1,479,000)	744,000	(4,841,000)	(5,289,000)	(10,733,000)
Loss on extinguishment of debt(5)	—	2,968,000	—	1,432,000	—
Loss (gain) in fair value of derivative financial instruments(6)	3,906,000	4,541,000	1,949,000	(383,000)	(1,968,000)
Foreign currency (gain) loss(7)	(1,469,000)	(1,730,000)	2,690,000	(4,045,000)	8,755,000
Fair value adjustment to investments in unconsolidated entities(8)	—	—	—	—	9,101,000
Adjustments for unconsolidated entities(9)	941,000	1,431,000	1,645,000	1,981,000	2,140,000
Adjustments for noncontrolling interests(9)	(1,486,000)	(2,743,000)	(1,512,000)	(1,988,000)	(3,954,000)
MFFO attributable to controlling interest	$96,672,000	$96,703,000	$94,677,000	$102,272,000	$96,528,000
Weighted average common shares outstanding — basic and diluted	194,168,833	196,342,873	199,953,936	198,234,677	194,199,931
Net income (loss) per common share — basic and diluted	$0.05	$—	$0.07	$0.03	$(1.05)
FFO attributable to controlling interest per common share — basic and diluted	$0.49	$0.46	$0.48	$0.57	$0.32
MFFO attributable to controlling interest per common share — basic and diluted	$0.50	$0.49	$0.47	$0.52	$0.50
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

(3)Under GAAP, direct loan and closing costs are amortized over the term of our debt security investment and notes receivable as an adjustment to the yield on our debt security investment or notes receivable. This may result in income recognition that is different than the contractual cash flows under our debt security investment and notes receivable. By adjusting for the amortization of the loan and closing costs related to our debt security investment and real estate notes receivable, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment and notes receivable terms, providing insight on the expected contractual cash flows of such debt security investment and notes receivable, and aligns results with our analysis of operating performance.
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
(8)Includes impairment of one of our investments in unconsolidated entities, which resulted from a measurable decrease in the fair value of the real estate operations of such entity.
(9)Includes all adjustments to eliminate the unconsolidated entities’ share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (8) above to convert our FFO to MFFO.
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
For the year ended December 31, 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operation. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our NOI. For the year ended December 31, 2020, NOI would have been approximately $162,576,000, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$8,863,000	$(852,000)	$14,537,000	$5,350,000	$(203,896,000)
General and administrative	27,007,000	29,749,000	28,770,000	32,587,000	28,951,000
Acquisition related expenses	290,000	(161,000)	(2,913,000)	(3,833,000)	28,589,000
Depreciation and amortization	98,858,000	111,412,000	95,678,000	113,226,000	271,307,000
Interest expense	75,184,000	83,094,000	68,230,000	60,489,000	43,697,000
Gain on dispositions of real estate investments	(1,395,000)	—	—	(3,370,000)	—
Impairment of real estate investments	11,069,000	—	2,542,000	14,070,000	—
Loss from unconsolidated entities	4,517,000	2,097,000	3,877,000	5,048,000	18,377,000
Foreign currency (gain) loss	(1,469,000)	(1,730,000)	2,690,000	(4,045,000)	8,755,000
Other income	(1,570,000)	(3,736,000)	(1,248,000)	(1,517,000)	(1,085,000)
Income tax (benefit) expense	(3,078,000)	1,524,000	(797,000)	(3,227,000)	343,000
Net operating income	$218,276,000	$221,397,000	$211,366,000	$214,778,000	$195,038,000
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2020 and 2019.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire and develop properties and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, our interest rate cap and interest rate swaps are recorded in other assets, net or security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets at their fair value of $0 and $(7,877,000), respectively. We do not enter into derivative transactions for speculative purposes.
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
As of December 31, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$93,433,000	$—	$93,433,000	$94,033,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	4.24%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$13,915,000	$62,985,000	$30,066,000	$66,950,000	$15,324,000	$553,446,000	$742,686,000	$738,413,000
Weighted average interest rate on maturing fixed-rate debt	3.62%	4.12%	4.09%	3.65%	3.57%	4.06%	3.63%	—
Variable-rate debt — principal payments	$40,254,000	$556,500,000	$324,719,000	$13,501,000	$—	$—	$934,974,000	$938,684,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2020)	3.21%	2.70%	2.94%	5.23%	—%	—%	2.84%	—
Debt Security Investment, Net
As of December 31, 2020, the net carrying value of our debt security investment was $75,851,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of December 31, 2020.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $834,026,000 ($810,478,000, net of discount/premium and deferred financing costs) as of December 31, 2020. As of December 31, 2020, we had 62 fixed-rate mortgage loans payable and 10 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.23% per annum and a weighted average effective interest rate of 3.58%. In addition, as of December 31, 2020, we had $843,634,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 2.78% per annum.
As of December 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.62% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of December 31, 2020, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on our term loan; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of December 31, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loan by $2,306,000, or 3.56% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Jeffrey T. Hanson	50	Chief Executive Officer and Chairman of the Board of Directors
Danny Prosky	55	President, Chief Operating Officer and Director
Brian S. Peay	55	Chief Financial Officer
Mathieu B. Streiff	45	Executive Vice President, General Counsel
Stefan K. L. Oh	50	Executive Vice President — Acquisitions
Cora Lo	46	Secretary and Assistant General Counsel
Harold H. Greene	82	Independent Director
J. Grayson Sanders	80	Independent Director
Gerald W. Robinson	73	Independent Director
___________
*As of March 25, 2021
Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the Board of Directors since January 2013. He is also one of the founders and owners of AHI Group Holdings, an investment management firm that owns a 47.1% controlling interest in American Healthcare Investors. Since December 2014, Mr. Hanson has also served as Managing Director of American Healthcare Investors, which serves as one of our co-sponsors and indirectly owns a majority interest in our advisor. Mr. Hanson has also served as Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT IV, Inc., or GA Healthcare REIT IV, since January 2015 and previously served as Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, from January 2009 to December 2014. He also served as Executive Vice President of Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Healthcare REIT Advisor, from November 2011 to December 2014. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, or Grubb & Ellis Healthcare REIT Advisor, from January 2009 to November 2011 and as the Chief Executive Officer and President of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, from June 2009 to November 2011. He also served as the President and Chief Investment Officer of Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, from January 2008 and November 2007, respectively, until November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis Company, or Grubb & Ellis, a commercial real estate services and investment company, from December 2007 to November 2011 and served as Chief Investment Officer of several investment management subsidiaries within Grubb & Ellis’ organization from July 2006 to November 2011. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc., or NNN Realty Advisors, a commercial real estate asset management and services firm, in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western United States, with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Additionally, from December 2015 to November 2016, Mr. Hanson served as a member of the board of directors of Trilogy Investors, LLC, or Trilogy. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has insight into the development, marketing, finance, and operations aspects of our company. He has knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board believes that Mr. Hanson brings an important perspective to our board.
Danny Prosky has served as our President and Chief Operating Officer since January 2013, as our director since December 2014 and as our Interim Chief Financial Officer from August 2015 to June 2016. He is also one of the founders and owners of AHI Group Holdings. Since December 2014, Mr. Prosky has also served as Managing Director of American

Healthcare Investors. Mr. Prosky has also served as President and Chief Operating Officer of GA Healthcare REIT IV since January 2015 and as its Interim Chief Financial Officer from October 2015 to June 2016. Mr. Prosky previously served as President, Chief Operating Officer and a director of GA Healthcare REIT II from January 2009 to December 2014 and Executive Vice President of Griffin-American Healthcare REIT Advisor from November 2011 to December 2014. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT Advisor from January 2009 to November 2011 and as Executive Vice President and Secretary of Grubb & Ellis Equity Advisors Property Management, Inc. from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors from September 2009 to November 2011, having served as Executive Vice President, Healthcare Real Estate and Managing Director, Healthcare Properties of several investment management subsidiaries within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President — Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for HCP, Inc. (now known as Healthpeak Properties, Inc.), or HCP, a publicly traded healthcare REIT where he served as the Assistant Vice President — Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President — Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc., or American Health Properties. Additionally, since December 2015, Mr. Prosky has also served as a member of the board of directors of Trilogy. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
Our board selected Mr. Prosky to serve as a director because he is our President and Chief Operating Officer and his primary focus has been on the acquisition and operation of healthcare and healthcare-related properties. He has significant knowledge of, and relationships within, the real estate and healthcare industries, due in part to the 14 years he worked at HCP and American Health Properties. Our board believes that his executive experience in the real estate industry coupled with his deep knowledge of our company’s strategies and operations bring strong financial and operational expertise to our board.
Brian S. Peay has served as our Chief Financial Officer since June 2016. He has also served as Executive Vice President and Chief Financial Officer of American Healthcare Investors, and Chief Financial Officer of GA Healthcare REIT IV since June 2016. Mr. Peay served as Chief Financial Officer of Veritas Investments, Inc., located in San Francisco, California, one of the largest owners and operators of rent-controlled apartments in the San Francisco Bay Area, from September 2015 to May 2016, where he was responsible for the financial planning, corporate budgeting, tax structuring and management of the accounting function of the company. Mr. Peay previously served as Vice President Finance & Sales Ops of MobileIron, Inc., located in Mountain View, California, a leader in security and management for mobile devices, applications and documents, from October 2013 to September 2015. Mr. Peay served as Chief Financial Officer of Glenborough, LLC, from November 2006 to March 2012, and prior to its purchase by Morgan Stanley Real Estate Fund V, Mr. Peay also previously served in executive capacities including Chief Financial Officer, SVP — Joint Ventures (Business Development), Chief Accounting Officer and VP Finance with Glenborough Realty Trust, Inc., a real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties in major markets across the country, from November 1997 to November 2006, where he was responsible for the finance, accounting and reporting, risk management, information technology and human resource functions of the company. Prior to Glenborough Realty Trust, Inc., Mr. Peay served as Chief Financial Officer & Director of Research at Cliffwood Partners, L.P. from August 1995 to November 1997. Mr. Peay also served as Manager at Kenneth Leventhal & Co., a certified public accounting firm specializing in real estate that subsequently merged with Ernst & Young LLP, from August 1988 to August 1995. Mr. Peay received a B.S. degree in Business Economics from the University of California, Santa Barbara. Mr. Peay became a Certified Public Accountant in the State of California in 1992; his current status is not practicing.
Mathieu B. Streiff has served as our Executive Vice President, General Counsel since July 2013. He is also one of the founders and owners of AHI Group Holdings. Mr. Streiff has also served as Managing Director since December 2014, and General Counsel from December 2014 to December 2019, of American Healthcare Investors. He has also served as Executive Vice President and General Counsel of GA Healthcare REIT IV since January 2015. Mr. Streiff served as Executive Vice President, General Counsel of GA Healthcare REIT II from September 2013 to December 2014, having served as its Executive Vice President from January 2012 to September 2013. He also has served as Executive Vice President of Griffin-American Healthcare REIT Advisor from November 2011 to December 2014. Mr. Streiff served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis from October 2010 to June 2011. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York, New York. Additionally, since December 2015, Mr. Streiff has also served as a member of the board of directors of

Trilogy. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.
Stefan K.L. Oh has served as our Executive Vice President — Acquisitions since October 2015, having previously served as our Senior Vice President — Acquisitions since January 2013. Mr. Oh has also served as Executive Vice President of Acquisitions of GA Healthcare REIT IV since October 2015, having previously served as its Senior Vice President of Acquisitions since January 2015. Mr. Oh has also served as Executive Vice President, Acquisitions of American Healthcare Investors since October 2015, having previously served as its Senior Vice President, Acquisitions since December 2014. Mr. Oh also served as Senior Vice President — Acquisitions of GA Healthcare REIT II from January 2009 to December 2014 and as Senior Vice President, Acquisitions of AHI Group Holdings from January 2012 to December 2014. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he had been responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis, from August 1999 to June 2007, Mr. Oh worked for HCP, where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
Cora Lo has served as our Secretary since January 2013 and as our Assistant General Counsel since December 2015. Ms. Lo has also served as Senior Vice President, Assistant General Counsel — Corporate of American Healthcare Investors since December 2015, having previously served as its Senior Vice President, Securities Counsel since December 2014. Ms. Lo has also served as Assistant General Counsel of GA Healthcare REIT IV since December 2015 and has also served as its Secretary since January 2015. Ms. Lo served as Secretary of GA Healthcare REIT II from November 2010 to December 2014, having previously served as its Assistant Secretary from March 2009 to November 2010. Ms. Lo also served as Senior Vice President, Securities Counsel of AHI Group Holdings from January 2012 to December 2014. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc. (later known as Landmark Apartment Trust, Inc.) from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo practiced as a private attorney specializing in corporate and securities law. Ms. Lo also interned at the SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political Science from UCLA and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.
Harold H. Greene has served as one of our independent directors since February 2014. He has also served as our special committee chairman since October 2020. Mr. Greene has also served as a director and audit committee member of Paladin Realty Income Properties, Inc., located in Los Angeles, California, a non-traded publicly registered REIT, from February 2004 to March 2014. Mr. Greene is a retired Managing Director of Commercial Real Estate for Bank of America, N.A., or Bank of America, where he had the responsibility for lending to commercial real estate developers in California, from 1998 to June 2001. Prior to joining Bank of America, Mr. Greene served from 1990 to 1998 as an Executive Vice President with Seafirst Bank, where he was responsible for real estate lending for the Northwest and for managing a real estate portfolio comprised of approximately $2 billion in assets. Mr. Greene served as a director and audit committee chairman of NNN Realty Advisors from November 2006 to December 2007 and as a director and audit committee member of Grubb & Ellis from December 2007 to December 2009. Mr. Greene was also a director and audit committee chairman from 2005 to 2011 of William Lyon Homes, a builder of new luxury and single-family home communities in California, Nevada and Arizona, which was recently acquired by Taylor Morrison Home Corporation. Mr. Greene received a B.A. degree from UCLA in Political Science. Mr. Greene has also studied at the Northwestern University Mortgage Banking School, the Southwest Graduate School of Banking at Southern Methodist University and the UCLA Director Training and Certification Program.
Our board selected Mr. Greene to serve as a director in part due to his financial expertise, particularly in the real estate industry. Our board believes that his experience in finance and banking, as well as his previous service on the board of directors of a REIT and other companies in the commercial real estate industry, will bring value to us, particularly in his role as the audit committee chairman and audit committee financial expert. With his extensive background in finance and real estate operations, Mr. Greene brings valuable business skills to our board.
J. Grayson Sanders has served as one of our independent directors since February 2014. He has also served as a member of our special committee since October 2020. Mr. Sanders has also served as the Co-Founder, President and Chief Investment Officer of PREDEX Capital Management, located in Irvine, California, a registered investment adviser, since March 2013. Mr. Sanders has also served as the Co-Founder and Chief Executive Officer of Mission Realty Advisors, located in Irvine, California, the Founder of PREDEX Capital Management and provider of advisory and equity capital raising services to institutional quality real estate operators, since February 2011. From March 2009 to March 2010, Mr. Sanders served as Chief

Executive Officer of Steadfast Capital Markets Group where he managed the development and registration of Steadfast Income REIT, a non-traded REIT, and oversaw the development of that company’s FINRA managing broker-dealer. From November 2004 to March 2009, Mr. Sanders served as President of CNL Fund Advisors Company in Orlando, Florida, where he created and managed a global REIT mutual fund, and served as President of CNL Capital Markets which focused on wholesale distribution of non-traded REITs and private placements plus ongoing servicing of thousands of investors. Prior to joining CNL, Mr. Sanders served from 2000 to 2004 as a Managing Director with AIG Global Real Estate Investment Corp. in New York, where he managed product development and capital formation for several international real estate funds for large institutional investors investing in Europe, Asia and Mexico. Previously, from 1997 to 2000, Mr. Sanders was the Executive Managing Director for CB Richard Ellis Investors where he was involved in product development and placement with institutional investors. From 1991 to 1996, Mr. Sanders served as the Director of Real Estate Investments for Ameritech Pension Trust. Since March 2016, Mr. Sanders has also served as an independent director of Griffin Capital Essential Asset REIT, Inc. (formerly, Griffin Capital Essential Asset REIT II, Inc.), a non-traded REIT also sponsored by one of our co-sponsors, Griffin Capital. Mr. Sanders has also previously served on the Board of Directors of both the Pension Real Estate Association and the National Association of Real Estate Investment Trusts, where he was Co-Chairman of its Institutional Investor Committee. He has also served on the Board of Directors of several non-profits. Mr. Sanders has been a frequent speaker at trade association events and other forums over his entire career. Mr. Sanders received a B.A. degree in History from the University of Virginia and an M.B.A. degree from Stanford Business School, where he was President of the Alumni Association in 1984. He attended Officer Candidate School and served for over four years in the Navy, attaining the rank of Lieutenant.
Our board selected Mr. Sanders to serve as a director due to his 48 years of experience in real estate investment management as well as his broad scope of experience that includes many years of experience with both traded REITs and private funds and matching investment fund structures with appropriate channels of distribution. Mr. Sanders’ vast real estate experience in multiple property types throughout North America, in addition to Europe and Asia, also enhances his ability to contribute insight on achieving our investment objectives. Our board believes that this experience will bring valuable knowledge and insight to our company.
Gerald W. Robinson has served as one of our independent directors since December 2014. He has also served as a member of our special committee since October 2020. Mr. Robinson served as the Executive Vice President of Pacific Life Insurance Company from January 1994 to December 2008 and as Chairman and Chief Executive Officer of Pacific Select Distributors, Inc. from March 1994 to December 2008. Prior to 1994, Mr. Robinson served in various executive positions in the life insurance industry, including positions with Home Life Insurance Company, Anchor National Life Insurance Company and Private Ledger Financial Services. During Mr. Robinson’s career, he has supervised and been a member of due diligence committees responsible for the approval of all products offered by broker-dealers for sale through registered representatives including real estate limited partnership, REIT and mortgage-based products. In addition, while at Pacific Life Insurance Company, Mr. Robinson was a member of the investment committee that was responsible for the purchase and disposition of all assets of the insurance company, which included numerous forms of real estate, mortgage and REIT investments. Mr. Robinson also served as an independent director and member of the audit committee of GA Healthcare REIT II from August 2009 through December 2014. Mr. Robinson is a Certified Financial Planner and a Chartered Life Underwriter and received a B.S. degree in Business Administration from Central Michigan University.
Our board selected Mr. Robinson to serve as a director due to his strong relationships and understanding of the financial network through which we offered our shares of common stock in our initial offering. Mr. Robinson’s vast experience in capital markets and business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our board believes that this experience will bring valuable knowledge and insight to our company.
Key Officers
The following table and biographical descriptions set forth certain information with respect to the individuals who are our non-executive key officers:

Name	Age*	Position
Kenny Lin	44	Vice President, Accounting & Finance
Wendie Newman	57	Vice President of Asset Management
Gabriel M. Willhite	40	Assistant General Counsel — Transactions
___________
*As of March 25, 2021

Kenny Lin has served as our Vice President, Accounting & Finance since September 2020. He has also served as Executive Vice President, Accounting & Finance of American Healthcare Investors since February 2020 and prior to that served as Senior Vice President, Accounting & Finance, Vice President, Accounting & Finance and Director, Accounting & Finance of American Healthcare Investors from November 2012 to February 2020, respectively. Mr. Lin has also served as Vice President, Accounting & Finance of GA Healthcare REIT IV since September 2020. Mr. Lin previously served as Chief Financial Officer of Mobilitie, LLC, a privately-owned telecommunications infrastructure company based in Newport Beach, California, since 2012 and prior to that date, he served as Chief Accounting Officer and Director of Financial Reporting since October 2010 and April 2008, respectively, where he oversaw the accounting, taxation, financial reporting and human resources functions of the company. Prior to joining Mobilitie, LLC, Mr. Lin was a Senior Accountant at Grubb & Ellis in Santa Ana, California, from June 2005 until April 2008, where he was responsible for managing financial reporting and was integral to the consolidation aspects of Grubb & Ellis’ merger with NNN Realty Advisors. Throughout his career, Mr. Lin has served in various financial accounting roles within publicly traded companies, including Johnson & Johnson, Bank of New York Mellon Corp. and STAAR Surgical Company. Mr. Lin received a B.S. degree in Accounting from California State University, Los Angeles and a Master’s degree in Accounting from the University of Southern California. Mr. Lin is a Certified Public Accountant in the State of California, and he is also a Certified Financial Planner and Certified Management Accountant.
Wendie Newman has served as our Vice President of Asset Management since June 2017. She has also served as Executive Vice President of Asset Management of American Healthcare Investors since December 2016. Ms. Newman has also served as Vice President of Asset Management of GA Healthcare REIT IV since June 2017. Ms. Newman previously served as Senior Vice President of Lillibridge Healthcare Services, located in Chicago, Illinois, a wholly owned subsidiary of Ventas, Inc., or Ventas, one of the leading publicly traded REITs, from June 2011 to November 2016, where she was responsible for the financial performance of the medical office building assets within the western region portfolio. Prior to it being acquired by Ventas, Ms. Newman served as Senior Asset Manager of Nationwide Health Properties, a publicly traded REIT that invested in healthcare-related assets, from June 2008 to May 2011. Ms. Newman also served as Vice-President, Asset Manager of PM Realty Group, one of the leading providers of property management services, from March 2005 to April 2008, where she was responsible for the asset management of a portfolio consisting of office, industrial and retail properties. Prior to PM Realty Group, Ms. Newman served as Regional Manager of Sares-Regis Group, from January 2004 to February 2005. Ms. Newman also previously served in property manager roles with CB Richard Ellis, Inc., Greystone Group LLC, and Fairfield Properties, Inc. during her career. Ms. Newman received a B.S. degree in Business Administration from the University of Southern California and an M.B.A. degree in Finance from California State University, Long Beach. Ms. Newman is a Certified Property Manager and member of the Institute of Real Estate Management.
Gabriel M. Willhite has served as our Assistant General Counsel — Transactions since January 2020. He has also served as Executive Vice President, General Counsel of American Healthcare Investors since January 2020 and prior to that served as Senior Vice President, Assistant General Counsel — Transactions of American Healthcare Investors since April 2016. Mr. Willhite has also served as Assistant General Counsel — Transactions of GA Healthcare REIT IV since January 2020. From November 2012 until April 2016, Mr. Willhite served as Legal Counsel for Sabal Financial Group, L.P., a real estate and finance company based in Newport Beach, California which was a subsidiary of Oaktree Capital Management, where he was responsible for overseeing portfolio acquisitions, financings, joint ventures, dispositions and strategic workout transactions. Prior to joining Sabal Financial Group, Mr. Willhite was an associate in the transactional practice group of Greenberg Traurig, LLP in Irvine, California. Mr. Willhite received a B.A. degree in Political Science and Communication from the University of Southern California and a J.D. degree from University of Minnesota Law School. He is a member of the California State Bar Association.
There are no family relationships among any non-executive key officers, directors and executive officers. Each of our directors and executive and non-executive key officers has stated that there is no arrangement or understanding of any kind between him or her and any other person pursuant to which he or she was selected as a director or executive or non-executive key officer.
Board Leadership Structure
Jeffrey T. Hanson serves as both our Chairman of the Board of Directors and Chief Executive Officer. Our independent directors have determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board of Directors. Our independent directors believe that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our board, our Chief Executive Officer is the director best qualified to act as Chairman of the Board of Directors. Our board retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all stockholders, as and when appropriate. In addition, although we do not have a lead independent director, our board believes that the current structure is appropriate, as we have no employees and are externally managed by our advisor, whereby all operations are conducted by our advisor or its affiliates.

Our board also believes, for the reasons set forth below, that its existing corporate governance practices achieve independent oversight and management accountability, which is the goal that many companies seek to achieve by separating the roles of Chairman of the Board of Directors and Chief Executive Officer. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, many members of senior management. These governance practices are reflected in our Code of Business Conduct and Ethics, as amended, or our Code of Ethics. Some of the relevant processes and other corporate governance practices include:
•A majority of our directors are independent directors. Each director is an equal participant in decisions made by our full board. In addition, all matters that relate to our co-sponsors, our advisor or any of their affiliates must be approved by a majority of our independent directors. The audit committee is comprised entirely of independent directors.
•Each of our directors is elected annually by our stockholders.
Committees of our Board of Directors
Our board has established an audit committee and a special committee and may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors.
Audit Committee. We have established an audit committee which consists of all of our independent directors, Messrs. Greene, Robinson and Sanders, with Mr. Greene serving as the chairman of the audit committee and audit committee financial expert. The audit committee has adopted a charter, which is available to our stockholders at http://www.healthcarereit3.com. Our audit committee’s primary function is to assist our board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee: (1) has direct responsibility for appointing and overseeing an independent registered public accounting firm registered with the Public Company Accounting Oversight Board to serve as our independent auditors; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. Pursuant to our audit committee charter, the audit committee will be comprised solely of independent directors.
Special Committee. In October 2020, our board established a special committee which consists of all of our independent directors, Messrs. Greene, Robinson and Sanders, with Mr. Greene serving as the chairman of the special committee. Our special committee’s function is limited to the investigation and analyses of strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. See our Current Report on Form 8-K filed with the SEC on March 19, 2021 for more information.
Acquisition Committee. We currently do not have, but we may have in the future, an acquisition committee comprised of members of our board to approve acquisitions that do not require approval by our full board. Currently, each of our acquisitions must be approved by a majority of our board, including a majority of our independent directors, as being fair and reasonable to our company and consistent with our investment objectives. Properties and real estate-related investments may be acquired from our co-sponsors, our advisor, our directors and their respective affiliates, provided that a majority of our board, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to such person, unless substantial justification exists for a price in excess of the cost to the affiliate and the excess is reasonable.
Compensation Committee. We currently do not have any employees and we do not pay any compensation directly to our executive officers. Therefore, we currently do not have a compensation committee, although we may establish a compensation committee in the future comprised of a minimum of three directors, including at least two independent directors, to establish compensation strategies and programs for our directors and executive officers. However, at a later date, the compensation committee may exercise all powers of our board in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by our board if the members of the compensation committee do not qualify as “nonemployee directors” within the meaning of the Exchange Act.
Nominating and Corporate Governance Committee. We do not have a separate nominating and corporate governance committee. We believe that our board is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, the full board performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of the board, conducting candidate searches and interviews, overseeing and evaluating our board and our management, evaluating from time to time the appropriate size and composition of our board and recommending, as appropriate, increases, decreases and changes to the composition of our board and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.
Director Nomination Procedures and Diversity
As outlined above, in selecting a qualified nominee, our board considers such factors as it deems appropriate, which may include: the current composition of our board; the range of talents of a nominee that would best complement those already represented on our board; the extent to which a nominee would diversify our board; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our stockholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities. Applying these criteria, our board considers candidates for membership on our board suggested by its members, as well as by our stockholders. Members of our board annually review our board’s composition by evaluating whether our board has the right mix of skills, experience and backgrounds. Our board may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.
Our board identifies nominees by first evaluating the current members of our board willing to continue in service. Current members of our board with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our board does not wish to continue in service or if our board decides not to nominate a member for re-election, our board will review the desired skills and experience of a new nominee in light of the criteria set forth above.
Our board also considers nominees for our board recommended by stockholders. Notice of proposed stockholder nominations for our board must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Griffin-American Healthcare REIT III, Inc., Board of Directors, 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, Attention: Secretary.
Our board recommends the slate of directors to be nominated for election at the annual meeting of stockholders. We have not employed or paid a fee to, and do not currently employ or pay a fee to, any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.
Board of Directors Role in Risk Oversight
Our board oversees our stockholders’ and other stakeholders’ interest in the long-term success of our business strategy and our overall financial strength.
Our board is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of our real estate and real estate-related investments, acquisitions and dispositions and debt financing, as well as its oversight of our executive officers and advisor. In particular, our board may determine at any time to terminate the Advisory Agreement and must evaluate the performance of our advisor, and re-authorize the Advisory Agreement, on an annual basis. Our board is also responsible for overseeing risks related to corporate governance and the selection of nominees to our board.
In addition, the audit committee meets regularly with our Chief Executive Officer, Chief Financial Officer, independent registered public accounting firm and legal counsel to discuss our major financial risk exposures, financial reporting, internal controls, credit and liquidity risk and compliance risk. The audit committee meets regularly in separate executive sessions with the independent registered public accounting firm, as well as with committee members only, to facilitate a full and candid discussion of risk and other governance issues.

Code of Business Conduct and Ethics
We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions and all members of our board. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT III, Inc., 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, Attention: Secretary. Our Code of Ethics is also available on our website, http://www.healthcarereit3.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.
Item 11. Executive Compensation.
Executive Compensation
We have no employees. Our executive officers are all employees of affiliates of our advisor and are compensated by these entities for their services to us. Our day-to-day management is performed by our advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis, a Compensation Committee Report or a resolution subject to a stockholder advisory vote to approve the compensation of our executive officers in this Annual Report on Form 10-K.
Hedging Practices
We have not adopted any practice or policies regarding the ability of directors or employees (including officers), or their designees, to purchase financial instruments, or otherwise engage in transactions, that are designed to hedge or offset any decrease in the market value of our stock held by such insiders.
Compensation Committee Interlocks and Insider Participation
Other than Mr. Hanson and Mr. Prosky, no member of our board during the year ended December 31, 2020 has served as an officer, and no member of our board served as an employee, of Griffin-American Healthcare REIT III, Inc. or any of our subsidiaries. Because we do not have a compensation committee, none of our executive officers participated in any deliberations regarding executive compensation. Other than Mr. Hanson and Mr. Prosky, during the year ended December 31, 2020, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board or compensation committee.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2020.
Director Compensation
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. Our director compensation is designed with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. For the year ended December 31, 2020, our independent directors received the following forms of compensation:
•Annual Retainer. Our independent directors receive an aggregate annual retainer of $75,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as an independent director. In addition, the chairman of the audit committee receives an annual retainer of $10,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairman of the audit committee.
•Special Committee Fees. Our special committee members receive an initial retainer of $60,000 payable in one lump sum and a monthly retainer of $10,000 payable monthly in arrears; provided that such fee for the month of October 2020 was prorated from the date the special committee was established. Additionally, the chairman of the special committee receives a monthly retainer of $7,500, payable monthly in arrears; provided that such fee for the month of October 2020 was prorated from the date the chairman was appointed.

•Meeting Fees. Our independent directors receive $1,500 for each board or special committee meeting attended in person or by telephone and $500 for each audit committee meeting attended in person or by telephone, which is paid monthly in arrears. If a board meeting is held on the same day as an audit committee meeting, an additional fee will not be paid for attending the audit committee meeting.
•Equity Compensation. In connection with their initial election to our board, each independent director receives 5,000 shares of our restricted common stock pursuant to the 2013 Incentive Plan, or our incentive plan, and an additional 2,500 shares of our restricted common stock pursuant to our incentive plan in connection with his or her subsequent re-election each year, provided that such person is an independent director as of the date of his or her re-election and continually served as an independent director during such period. The restricted shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date.
•Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.
The following table sets forth certain information with respect to our director compensation for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey T. Hanson(3)	—	—	—	—	—	—	—
Danny Prosky(3)	—	—	—	—	—	—	—
Harold H. Greene	224,000	23,500	—	—	—	13,000(4)	260,500
Gerald W. Robinson	195,000	23,500	—	—	—	10,500(4)	229,000
J. Grayson Sanders	195,000	23,500	—	—	—	10,500(4)	229,000
___________
(1)Consists of the amounts described below:

Director	Role	Annual Retainer ($)	Meeting Fees ($)	Additional Special Payments ($)
Hanson	Chairman of the Board of Directors	—	—	—
Prosky	Director	—	—	—
Greene	Chairman, Audit and Special Committees	85,000	24,000	115,000(a)
Robinson	Member, Audit and Special Committees	75,000	24,000	96,000(a)
Sanders	Member, Audit and Special Committees	75,000	24,000	96,000(a)
___________
(a)Comprised of the initial and monthly retainer fees paid to members of the special committee.
(2)The amounts in this column represent the aggregate grant date fair value of the awards granted for the year ended December 31, 2020, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, or ASC Topic 718.

The following table shows the shares of our restricted common stock awarded to each director for the year ended December 31, 2020, and the aggregate grant date fair value for each award (computed in accordance with ASC Topic 718):

Director	Grant Date	Number of Shares of Our Restricted Common Stock	Full Grant Date Fair Value of Award ($)
Hanson	—	—	—
Prosky	—	—	—
Greene	6/10/20	2,500	23,500
Robinson	6/10/20	2,500	23,500
Sanders	6/10/20	2,500	23,500
The following table shows the aggregate number of nonvested shares of our restricted common stock held by each director as of December 31, 2020:

Director	Number of Nonvested Shares of Our Restricted Common Stock
Hanson	—
Prosky	—
Greene	11,000
Robinson	11,000
Sanders	11,000
(3)Mr. Hanson and Mr. Prosky are not independent directors.
(4)Amounts reflect the dollar value of distributions paid in connection with the stock awards granted to our independent directors.
2013 Incentive Plan
For a discussion of our incentive plan, see Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Amendment and Termination of the 2013 Incentive Plan
Unless otherwise provided in an award certificate, upon the death or disability of a participant, or upon a change in control, all of such participant’s outstanding awards pursuant to our incentive plan will become fully vested. Our incentive plan will automatically expire on the tenth anniversary of the date on which it was adopted, unless extended or earlier terminated by our board. Our board may terminate our incentive plan at any time, but such termination will have no adverse impact on any award that is outstanding at the time of such termination. Our board may amend our incentive plan at any time, but any amendment would be subject to stockholder approval if, in the reasonable judgment of our board, stockholder approval would be required by any law, regulation or rule applicable to the plan. No termination or amendment of our incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award determined as if the award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination. Our board may amend or terminate outstanding awards, but those amendments may require consent of the participant and, unless approved by our stockholders or otherwise permitted by the antidilution provisions of the plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, and the original term of an option may not be extended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 12, 2021, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 193,889,872 shares of our common stock outstanding as of March 12, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The address for each of the beneficial owners named in the following table is 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock
Jeffery T. Hanson	308,202	(2)	*
Brian S. Peay	—		—
Danny Prosky	243,970	(2)	*
Harold H. Greene	68,866		*
Gerald W. Robinson	45,000		*
J. Grayson Sanders	45,342		*
All directors and executive officers as a group (9 persons)	911,859	(2)	*
___________
*Represents less than 1.0% of our outstanding common stock.
(1)For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding includes (a) 193,889,872 shares of our common stock outstanding as of March 12, 2021, and (b) shares of our common stock issuable pursuant to options held by the respective person or group that may be exercised within 60 days following March 12, 2021. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares of stock to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares of stock.
(2)Includes 22,222 shares of our common stock owned by our advisor, which is 75% owned and managed by wholly owned subsidiaries of American Healthcare Investors. Messrs. Hanson, Prosky and Streiff are managing directors of American Healthcare Investors and as such, may be deemed to be the beneficial owners of such common stock. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Our advisor also owns 222 units of Griffin-American Healthcare REIT III Holdings, LP, our operating partnership.
None of the above shares have been pledged as security.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans, and Note 13, Equity — 2013 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of our incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships Among Our Affiliates
As of December 31, 2020, some of our executive officers and our non-independent directors are also executive officers and/or holders of indirect interests in our advisor.
Fees and Expenses Paid to Affiliates
For a discussion of fees and expenses paid to affiliates, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Certain Conflict Resolution Restrictions and Procedures
In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to: (1) transactions we enter into with our advisor, our co-sponsors, our directors or their respective affiliates; (2) certain other future offerings; and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that applies to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by American Healthcare Investors and Griffin Capital and their affiliates. These restrictions and procedures include, among others, the following:
•Except as otherwise described in our prospectus for our initial offering, we will not accept goods or services from our co-sponsors, our advisor and directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
•We will not purchase or lease any asset (including any property) in which one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to such co-sponsor, our advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
•We will not make any loans to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates except mortgage loans in which an appraisal is obtained from an independent appraiser and loans, if any, to a wholly owned subsidiary. In addition, any loans made to us by one of our co-sponsors, our advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.
•Our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation that our advisor and its affiliates are not entitled to reimbursement of operating expenses, generally, to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
Item 14. Principal Accounting Fees and Services.
Deloitte & Touche has served as our independent registered public accounting firm and audited our consolidated financial statements since January 15, 2013.
The following table lists the fees for services provided by our independent registered public accounting firm for 2020 and 2019:

Services	2020	2019
Audit fees(1)	$1,333,000	$1,291,000
Audit-related fees(2)	98,000	33,000
Tax fees(3)	233,000	189,000
All other fees	—	—
Total	$1,664,000	$1,513,000
___________
(1)Audit fees consist of fees related to the 2020 and 2019 audit of our annual consolidated financial statements and reviews of our quarterly condensed consolidated financial statements. Audit fees also relate to statutory and regulatory audits, consents and other services related to filings with the SEC in the year the services were rendered.
(2)Audit-related fees relate to financial accounting and reporting consultations, assurance and related services in the year the services were rendered.
(3)Tax services consist of tax compliance and tax planning and advice in the year the services were rendered.
The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Deloitte & Touche for the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2020 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	144
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	155
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets — Determination of Impairment Indicators — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company periodically evaluates long-lived assets, primarily consisting of investments in real estate that are carried at historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers the following indicators, among others, important that they believe could trigger an impairment review:
•Significant negative industry or economic trends;
•A significant underperformance relative to historical or projected future operating results; and
•A significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of long-lived assets are present, the Company evaluates the carrying value of the related real estate investment in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, the Company considers market conditions and the Company’s current intentions with respect to holding or disposing of the asset. The Company adjusts the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. The Company recognizes an impairment loss at the time any such determination is made.
The total real estate investments balance as of December 31, 2020 was $2,330,000,000, and impairment losses recorded during 2020 were $11,069,000.
We identified the determination of impairment indicators for real estate investments as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of real estate assets may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators such as changes in historical and future net operating income, occupancy and overall market conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate investments for possible indicators of impairment included the following, among others:
•We evaluated management’s impairment analysis by:
–Evaluating management's process for identifying impairment indicators and whether management appropriately considered the examples of impairment indicators provided within the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 360, Property, Plant, & Equipment.
–Obtaining independent market data to determine if there were additional indicators of impairment not identified by management.
–Testing the real estate investments for possible indicators of impairment, including searching for adverse asset-specific conditions, such as occupancy and net operating income performance by each investment.
•Developed an independent expectation of impairment indicators and compared such expectation to management’s analysis.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 25, 2021
We have served as the Company’s auditor since 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019

	December 31,
	2020	2019
ASSETS
Real estate investments, net	$2,330,000,000	$2,270,421,000
Debt security investment, net	75,851,000	72,717,000
Cash and cash equivalents	113,212,000	53,149,000
Accounts and other receivables, net	124,556,000	144,130,000
Restricted cash	38,978,000	36,731,000
Identified intangible assets, net	154,687,000	160,247,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	203,988,000	219,187,000
Other assets, net	118,356,000	140,398,000
Total assets	$3,234,937,000	$3,172,289,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$810,478,000	$792,870,000
Lines of credit and term loans(1)	843,634,000	815,879,000
Accounts payable and accrued liabilities(1)	186,651,000	171,394,000
Accounts payable due to affiliates(1)	8,026,000	2,321,000
Identified intangible liabilities, net	367,000	663,000
Financing obligations(1)	28,425,000	30,918,000
Operating lease liabilities(1)	193,634,000	207,371,000
Security deposits, prepaid rent and other liabilities(1)	88,899,000	48,105,000
Total liabilities	2,160,114,000	2,069,521,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	40,340,000	44,105,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 193,889,872 and 193,967,474 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,939,000	1,939,000
Additional paid-in capital	1,730,448,000	1,728,421,000
Accumulated deficit	(864,271,000)	(827,550,000)
Accumulated other comprehensive loss	(2,008,000)	(2,255,000)
Total stockholders’ equity	866,108,000	900,555,000
Noncontrolling interests (Note 13)	168,375,000	158,108,000
Total equity	1,034,483,000	1,058,663,000
Total liabilities, redeemable noncontrolling interests and equity	$3,234,937,000	$3,172,289,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2020 and 2019
___________
(1)Such liabilities of Griffin-American Healthcare REIT III, Inc. as of December 31, 2020 and 2019 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $556,500,000 and $557,000,000 as of December 31, 2020 and 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Revenues and grant income:
Resident fees and services	$1,069,073,000	$1,099,078,000	$1,005,691,000
Real estate revenue	120,047,000	124,038,000	129,569,000
Grant income	55,181,000	—	—
Total revenues and grant income	1,244,301,000	1,223,116,000	1,135,260,000
Expenses:
Property operating expenses	993,727,000	967,860,000	889,071,000
Rental expenses	32,298,000	33,859,000	34,823,000
General and administrative	27,007,000	29,749,000	28,770,000
Acquisition related expenses	290,000	(161,000)	(2,913,000)
Depreciation and amortization	98,858,000	111,412,000	95,678,000
Total expenses	1,152,180,000	1,142,719,000	1,045,429,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(71,278,000)	(78,553,000)	(66,281,000)
Loss in fair value of derivative financial instruments	(3,906,000)	(4,541,000)	(1,949,000)
Gain on dispositions of real estate investments	1,395,000	—	—
Impairment of real estate investments	(11,069,000)	—	(2,542,000)
Loss from unconsolidated entities	(4,517,000)	(2,097,000)	(3,877,000)
Foreign currency gain (loss)	1,469,000	1,730,000	(2,690,000)
Other income	1,570,000	3,736,000	1,248,000
Income before income taxes	5,785,000	672,000	13,740,000
Income tax benefit (expense)	3,078,000	(1,524,000)	797,000
Net income (loss)	8,863,000	(852,000)	14,537,000
Less: net income attributable to noncontrolling interests	(6,700,000)	(4,113,000)	(1,240,000)
Net income (loss) attributable to controlling interest	$2,163,000	$(4,965,000)	$13,297,000
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.01	$(0.03)	$0.07
Weighted average number of common shares outstanding — basic and diluted	194,168,833	196,342,873	199,953,936

Net income (loss)	$8,863,000	$(852,000)	$14,537,000
Other comprehensive income (loss):
Foreign currency translation adjustments	247,000	305,000	(589,000)
Total other comprehensive income (loss)	247,000	305,000	(589,000)
Comprehensive income (loss)	9,110,000	(547,000)	13,948,000
Less: comprehensive income attributable to noncontrolling interests	(6,700,000)	(4,113,000)	(1,240,000)
Comprehensive income (loss) attributable to controlling interest	$2,410,000	$(4,660,000)	$12,708,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2020, 2019 and 2018

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2017	199,343,234	$1,993,000	$1,785,872,000	$(598,044,000)	$(1,971,000)	$1,187,850,000	$158,725,000	$1,346,575,000
Offering costs — common stock	—	—	(7,000)	—	—	(7,000)	—	(7,000)
Issuance of common stock under the DRIP	6,464,432	65,000	59,965,000	—	—	60,030,000	—	60,030,000
Issuance of vested and nonvested restricted common stock	22,500	—	41,000	—	—	41,000	—	41,000
Amortization of nonvested common stock compensation	—	—	174,000	—	—	174,000	—	174,000
Stock based compensation	—	—	—	—	—	—	2,898,000	2,898,000
Repurchase of common stock	(8,272,789)	(83,000)	(76,494,000)	—	—	(76,577,000)	—	(76,577,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,470,000	4,470,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,701,000)	(6,701,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(780,000)	(780,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(3,711,000)	—	—	(3,711,000)	(1,590,000)	(5,301,000)
Distributions declared ($0.60 per share)	—	—	—	(120,001,000)	—	(120,001,000)	—	(120,001,000)
Net income	—	—	—	13,297,000	—	13,297,000	1,106,000	14,403,000	(1)
Other comprehensive loss	—	—	—	—	(589,000)	(589,000)	—	(589,000)
BALANCE — December 31, 2018	197,557,377	$1,975,000	$1,765,840,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000	$1,218,635,000
Offering costs — common stock	—	—	(91,000)	—	—	(91,000)	—	(91,000)
Issuance of common stock under the DRIP	5,913,684	59,000	55,381,000	—	—	55,440,000	—	55,440,000
Issuance of vested and nonvested restricted common stock	22,500	—	42,000	—	—	42,000	—	42,000
Amortization of nonvested common stock compensation	—	—	173,000	—	—	173,000	—	173,000
Stock based compensation	—	—	—	—	—	—	2,698,000	2,698,000
Repurchase of common stock	(9,526,087)	(95,000)	(89,793,000)	—	—	(89,888,000)	—	(89,888,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,000,000	3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,272,000)	(7,272,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(780,000)	(780,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(3,131,000)	—	—	(3,131,000)	(1,342,000)	(4,473,000)
Distributions declared ($0.60 per share)	—	—	—	(117,837,000)	—	(117,837,000)	—	(117,837,000)
Net (loss) income	—	—	—	(4,965,000)	—	(4,965,000)	3,676,000	(1,289,000)	(1)
Other comprehensive income	—	—	—	—	305,000	305,000	—	305,000
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Offering costs — common stock	—	—	(8,000)	—	—	(8,000)	—	(8,000)
Issuance of common stock under the DRIP	2,325,762	24,000	21,837,000	—	—	21,861,000	—	21,861,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2020, 2019 and 2018

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Amortization of nonvested common stock compensation	—	$—	$141,000	$—	$—	$141,000	$—	$141,000
Stock based compensation	—	—	—	—	—	—	(1,188,000)	(1,188,000)
Repurchase of common stock	(2,410,864)	(24,000)	(23,083,000)	—	—	(23,107,000)	—	(23,107,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,463,000)	(5,463,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(715,000)	(715,000)
Adjustment to value of redeemable noncontrolling interests	—	—	2,611,000	—	—	2,611,000	1,103,000	3,714,000
Distributions declared ($0.20 per share)	—	—	—	(38,884,000)	—	(38,884,000)	—	(38,884,000)
Net income	—	—	—	2,163,000	—	2,163,000	6,045,000	8,208,000	(1)
Other comprehensive income	—	—	—	—	247,000	247,000	—	247,000
BALANCE — December 31, 2020	193,889,872	$1,939,000	$1,730,448,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
___________
(1)For the years ended December 31, 2020, 2019 and 2018, amounts exclude $655,000, $437,000 and $134,000, respectively, of net income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,863,000	$(852,000)	$14,537,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,858,000	111,412,000	95,678,000
Other amortization	30,789,000	29,740,000	4,918,000
Deferred rent	(5,606,000)	(3,264,000)	(4,841,000)
Stock based compensation	(1,342,000)	2,744,000	3,026,000
Stock based compensation — nonvested restricted common stock	155,000	215,000	215,000
Loss from unconsolidated entities	4,517,000	2,097,000	3,877,000
Gain on dispositions of real estate investments	(1,395,000)	—	—
Foreign currency (gain) loss	(1,522,000)	(1,731,000)	2,658,000
Loss on extinguishment of debt	—	2,968,000	—
Deferred income taxes	(3,329,000)	964,000	(1,854,000)
Contingent consideration related to acquisition of real estate	—	—	(93,000)
Change in fair value of contingent consideration	—	(681,000)	(2,843,000)
Change in fair value of derivative financial instruments	3,906,000	4,541,000	1,949,000
Impairment of real estate investments	11,069,000	—	2,542,000
Changes in operating assets and liabilities:
Accounts and other receivables	20,318,000	(22,435,000)	(6,731,000)
Other assets	(7,357,000)	(6,537,000)	(15,317,000)
Accounts payable and accrued liabilities	30,290,000	18,103,000	8,187,000
Accounts payable due to affiliates	5,162,000	121,000	(26,000)
Security deposits, prepaid rent, operating lease and other liabilities	25,780,000	(19,951,000)	932,000
Net cash provided by operating activities	219,156,000	117,454,000	106,814,000
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(128,302,000)	(92,836,000)	(66,907,000)
Acquisitions of real estate and other investments	(30,552,000)	(37,863,000)	(67,285,000)
Proceeds from dispositions of real estate and other investments	12,525,000	1,227,000	1,000,000
Investments in unconsolidated entities	(960,000)	(1,640,000)	(2,050,000)
Real estate and other deposits	(656,000)	(650,000)	(2,329,000)
Principal repayments on real estate notes receivable	—	28,650,000	1,799,000
Net cash used in investing activities	(147,945,000)	(103,112,000)	(135,772,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	92,399,000	191,246,000	181,594,000
Payments on mortgage loans payable	(71,990,000)	(74,037,000)	(10,444,000)
Early payoff of mortgage loans payable	(2,601,000)	(14,022,000)	(94,449,000)
Borrowings under the lines of credit and term loans	121,755,000	1,030,653,000	273,639,000
Payments on the lines of credit and term loans	(94,000,000)	(952,822,000)	(159,716,000)
Deferred financing costs	(4,890,000)	(12,945,000)	(4,177,000)
Debt extinguishment costs	—	(870,000)	—
Borrowing under financing obligation	1,907,000	—	—
Payments on financing and other obligations	(5,453,000)	(7,850,000)	(8,055,000)
Distributions paid	(26,997,000)	(62,612,000)	(59,974,000)
Repurchase of common stock	(23,107,000)	(89,888,000)	(76,577,000)
Issuance of noncontrolling interest	11,000,000	—	—
Contributions from noncontrolling interests	—	3,000,000	4,470,000
Distributions to noncontrolling interests	(5,463,000)	(7,272,000)	(6,701,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Distributions to redeemable noncontrolling interests	$(1,271,000)	$(1,430,000)	$(711,000)
Repurchase of stock warrants and redeemable noncontrolling interests	(150,000)	(475,000)	(306,000)
Purchase of derivative financial instruments	—	—	(153,000)
Contingent consideration related to acquisition of real estate	—	—	(1,490,000)
Contributions from redeemable noncontrolling interests	—	2,000,000	535,000
Security deposits and other	50,000	12,000	112,000
Net cash (used in) provided by financing activities	(8,811,000)	2,688,000	37,597,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$62,400,000	$17,030,000	$8,639,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(90,000)	145,000	(77,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	89,880,000	72,705,000	64,143,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$152,190,000	$89,880,000	$72,705,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$53,149,000	$35,132,000	$33,656,000
Restricted cash	36,731,000	37,573,000	30,487,000
Cash, cash equivalents and restricted cash	$89,880,000	$72,705,000	$64,143,000

End of period:
Cash and cash equivalents	$113,212,000	$53,149,000	$35,132,000
Restricted cash	38,978,000	36,731,000	37,573,000
Cash, cash equivalents and restricted cash	$152,190,000	$89,880,000	$72,705,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$65,771,000	$68,654,000	$59,365,000
Income taxes	$753,000	$921,000	$1,647,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued developments and capital expenditures	$22,342,000	$25,194,000	$12,616,000
Capital expenditures from financing obligations	$1,053,000	$11,821,000	$16,809,000
Tenant improvement overage	$4,482,000	$1,216,000	$1,373,000
Investments in unconsolidated entity	$—	$5,276,000	$—
The following represents the (decrease) increase in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Accounts and other receivables	$(11,000)	$—	$—
Other assets, net	$(253,000)	$—	$(1,587,000)
Accounts payable and accrued liabilities	$(110,000)	$46,000	$58,000
Security deposits, prepaid rent and other liabilities	$(459,000)	$105,000	$223,000
Financing Activities:
Issuance of common stock under the DRIP	$21,861,000	$55,440,000	$60,030,000
Distributions declared but not paid	$—	$9,974,000	$10,189,000
Reclassification of noncontrolling interests to mezzanine equity	$715,000	$780,000	$780,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020, 2019 and 2018
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, invests in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
We raised $1,842,618,000 through a best efforts initial public offering, or our initial offering, and issued 184,930,598 shares of our common stock. In additional, during our initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of our initial offering, we continued issuing shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 DRIP Offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 DRIP Offering. A total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the coronavirus, or COVID-19, pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize new distributions and to reinstate such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See Note 13, Equity, for a further discussion. As of December 31, 2020, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings. In October 2020, our board established a special committee of our board, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of December 31, 2020, we owned and/or operated 97 properties, comprising 101 buildings, and 119 integrated senior health campuses including completed development projects, or approximately 14,110,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,076,041,000. In addition, as of December 31, 2020, we also owned a real estate-related investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both December 31, 2020 and 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both December 31, 2020 and 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, revenues and grant income, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 for the years ended December 31, 2020 and 2019 and under ASC Topic 840 for the year ended December 31, 2018. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of operating lease liabilities of $198,453,000 in our consolidated balance sheet for all of our operating leases for which we are the lessee, including facilities leases and ground leases. In addition, we recorded corresponding right-of-use assets of $211,679,000, which represent the lease liabilities, net of the existing prepaid rent asset and accrued straight-line rent liabilities and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses and property operating expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
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
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we continued to recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheets. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
Our senior housing — RIDEA facilities offer residents room and board (lease component), standard meals and healthcare services (non-lease component) and certain ancillary services that are not contemplated in the lease with each resident (i.e., laundry, guest meals, etc.). For our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606 as resident

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fees and services, based on our predominance assessment from electing the practical expedient outlined above. See the “Revenue Recognition” section below.
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
Resident Fees and Services Revenue
We recognize resident fees and services revenue in accordance with ASC Topic 606. A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied.
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
Because all of its performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in ASC Topic 606 and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
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
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:
•Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program, or IGT, with various county hospital partners, which provides supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT.
•Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2020, 2019 and 2018.
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
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the years then ended:

	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
2020:
Point in time	$196,053,000	$2,861,000	$198,914,000
Over time	787,116,000	83,043,000	870,159,000
Total resident fees and services	$983,169,000	$85,904,000	$1,069,073,000

2019:
Point in time	$214,650,000	$2,944,000	$217,594,000
Over time	816,284,000	65,200,000	881,484,000
Total resident fees and services	$1,030,934,000	$68,144,000	$1,099,078,000

2018:
Point in time	$185,273,000	$3,079,000	$188,352,000
Over time	755,343,000	61,996,000	817,339,000
Total resident fees and services	$940,616,000	$65,075,000	$1,005,691,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table disaggregates our resident fees and services revenue by payor class for the years then ended:

	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
2020:
Private and other payors	$437,133,000	$84,308,000	$521,441,000
Medicare	356,350,000	—	356,350,000
Medicaid	189,686,000	1,596,000	191,282,000
Total resident fees and services	$983,169,000	$85,904,000	$1,069,073,000

2019:
Private and other payors	$499,693,000	$67,930,000	$567,623,000
Medicare	338,466,000	—	338,466,000
Medicaid	192,775,000	214,000	192,989,000
Total resident fees and services	$1,030,934,000	$68,144,000	$1,099,078,000

2018:
Private and other payors	$437,100,000	$65,032,000	$502,132,000
Medicare	332,852,000	—	332,852,000
Medicaid	170,664,000	43,000	170,707,000
Total resident fees and services	$940,616,000	$65,075,000	$1,005,691,000
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2020	$46,543,000	$32,127,000	$26,366,000	$105,036,000
Ending balance — December 31, 2020	36,125,000	36,479,000	14,473,000	87,077,000
(Decrease)/increase	$(10,418,000)	$4,352,000	$(11,893,000)	$(17,959,000)
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2020	$13,518,000
Ending balance — December 31, 2020	10,597,000
Decrease	$(2,921,000)
In addition to the deferred revenue above, we received approximately $52,322,000 of Medicare advance payments through an expanded program of the Centers for Medicare & Medicaid Services, or CMS. Such amounts will be recognized once our recoupment period commences in 2021. See Note 11, Commitments and Contingencies — Impact of the COVID-19 Pandemic, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financing Component
We have elected a practical expedient allowed under ASC Topic 606 and, therefore, we do not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to our expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less.
Contract Costs
We have applied the practical expedient provided by FASB ASC Topic 340, Other Assets and Deferred Costs, and, therefore, all incremental customer contract acquisition costs are expensed as they are incurred since the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Government Grants
We have been granted stimulus funds through various federal and state government programs, such as through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, which were established for eligible healthcare providers to preserve liquidity in response to lost revenues and/or increased healthcare expenses (as such terms are defined in the applicable regulatory guidance) associated with the COVID-19 pandemic. Such grants are not loans and, as such, are not required to be repaid, subject to certain conditions. We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, in our accompanying consolidated statements of operations and comprehensive income (loss) when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions based on the applicable guidance provided by the government and the best available information that we have. Any stimulus or other relief funds received that are not expected to be used in accordance with such terms and conditions will be returned to the government, and any related deferred income will not be recognized.
For the year ended December 31, 2020, we recognized government grants of $55,181,000 as grant income and $519,000 as a reduction of property operating expenses. As of December 31, 2020, we deferred approximately $2,635,000 of grant income until such time as it is earned. Such deferred amounts are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheet. As of and for the years ended December 31, 2019 and 2018, we did not recognize any government grants.
Tenant and Resident Receivables and Allowances
On January 1, 2020, we adopted ASC Topic 326, Financial Instruments Credit Losses, or ASC Topic 326. We adopted ASC Topic 326 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020. Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Prior to our adoption of ASC Topic 326 on January 1, 2020, resident receivables were carried net of an allowance for uncollectible amounts.
Tenant receivables and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Prior to our adoption of ASC Topic 842 on January 1, 2019, tenant receivables and unbilled deferred rent receivables were reduced for uncollectible amounts. Such amounts were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2020 and 2019, we had $9,466,000 and $11,435,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the years ended December 31, 2020, 2019 and 2018, we increased allowances by $12,494,000, $13,087,000 and $8,520,000, respectively, and reduced allowances for collections or adjustments by $7,697,000, $6,094,000 and $1,437,000, respectively. For the years ended December 31, 2020,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2019 and 2018, $6,766,000, $6,774,000 and $6,405,000, respectively, of our receivables were written off against the related allowances.
Property Acquisitions
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
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and is included in other assets or other liabilities in our accompanying consolidated balance sheets.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We test goodwill for impairment at least annually, and more frequently if indicators arise. We compare the fair value of a reporting segment with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. We also test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of the reporting group is less than its carrying value. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are usually determined based on discounted cash flows or appraised values, as appropriate.
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
See Note 3, Real Estate Investments, Net, for a further discussion of impairment of long-lived assets. For the years ended December 31, 2020, 2019 and 2018, we did not incur any impairment losses with respect to goodwill and intangible assets.
Properties Held for Sale
A property or a group of properties is reported in discontinued operations in our consolidated statements of operations and comprehensive income (loss) for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:
•management, having the authority to approve the action, commits to a plan to sell the asset;
•the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
•an active program to locate a buyer or buyers and other actions required to complete the plan to sell the asset has been initiated;
•the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;
•the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
Our properties held for sale are included in other assets, net in our accompanying consolidated balance sheets. For the year ended December 31, 2020, we determined that the fair values of two integrated senior health campuses that were held for sale were lower than their carrying amounts, and as such, we recognized an aggregate impairment charge of $2,719,000, which reduced the total aggregate carrying value of such assets to $807,000. The fair values of such properties were determined by the sales prices from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. We did not recognize impairment charges on properties held for sale for the years ended December 31, 2019 and 2018. For the year ended December 31, 2020, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $10,457,000 and recognized an aggregate net gain on sale of $1,380,000. For the years ended December 31, 2019 and 2018, we did not dispose of any held for sale properties.
Debt Security Investment, Net
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity, and we have not recorded any unrealized holding gains or losses on such investment. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. Prior to the adoption of ASC Topic 326 on January 1, 2020, a loss was recognized in earnings when we determined declines in the fair value of marketable securities were other-than-temporary. For the years ended December 31, 2019 and 2018, we did not

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incur any such losses. Effective January 1, 2020, we evaluated our debt security investment for expected future credit loss in accordance with ASC Topic 326. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020.
See Note 4, Debt Security Investment, Net, for a further discussion.
Real Estate Notes Receivable, Net
Real estate notes receivable consisted of mortgage loans collateralized by interests in real property. We recorded such mortgage loans at cost. In June 2019, such notes in the amount of $28,650,000 were paid in full by the borrowers. Interest income on our real estate notes receivable was recognized on an accrual basis over the life of the investment using the effective interest method and was included in real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019 and 2018. Direct loan costs were amortized over the term of the loan as an adjustment to the yield on the loan and were recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019 and 2018.
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
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value. We do not designate our derivative instruments as hedge instruments as defined by guidance under ASC Topic 815, Derivatives and Hedges, or ASC Topic 815, which allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged items or to be deferred in other comprehensive income (loss). Changes in the fair value of our derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 9, Derivative Financial Instruments and Note 15, Fair Value Measurements, for a further discussion of our derivative financial instruments.
Fair Value Measurements
The fair value of certain assets and liabilities is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, we follow a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of our reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and our reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
See Note 15, Fair Value Measurements, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets, Net
Other assets, net primarily consists of investments in unconsolidated entities, inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax assets, lease inducements and lease commissions. Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loans include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loans is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease. Prepaid expenses are amortized over the related contract periods.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations and comprehensive income (loss). We generally do not recognize equity method losses when such losses exceed our net equity method investment balance unless we have committed to provide such investee additional financial support or guaranteed its obligations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2020, 2019 and 2018, we did not incur any impairment losses from unconsolidated entities.
See Note 6, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2020 and 2019, accounts payable and accrued liabilities primarily includes reimbursement of payroll-related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $46,540,000 and $24,118,000, respectively, insurance reserves of $36,251,000 and $35,581,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $21,508,000 and $25,019,000, respectively, accrued property taxes of $14,521,000 and $14,501,000, respectively, and accrued distributions of $0 and $9,974,000, respectively.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2013 Incentive Plan, or our incentive plan. See Note 13, Equity — 2013 Incentive Plan, for a further discussion of grants under our incentive plan.
On January 1, 2019, we adopted Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. It expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance of ASC Topic 505-50, Equity-Based Payments to Nonemployees. We applied this guidance using a modified retrospective approach for all equity-classified nonemployee awards for which a measurement date has not been established as of the adoption date. See Note 13, Equity — Noncontrolling Interests, for a further discussion of grants to nonemployees.

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
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In May 2020, the IRS issued similar guidance that lowered the cash component of the distribution to 10.0% for dividends declared between April 1, 2020 and December 31, 2020. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net deferred tax assets are included in other assets, or net deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 16, Income Taxes, for a further discussion.
Segment Disclosure
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; senior housing — RIDEA facility in May 2015; skilled nursing facility in October 2015; and integrated senior health campus in December 2015, we established a new reportable segment at such time. As of December 31, 2020, we operated through six reportable business segments, with activities related to investing in medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
See Note 18, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for fiscal years and interim periods beginning after March 12, 2020 and through December 31, 2022. We are currently evaluating this guidance to determine the impact on our disclosures.
In April 2020, the FASB issued a question and answer document, or the Lease Modification Q&A, to provide guidance for the application of lease accounting modifications within ASC Topic 842 to lease concessions granted by lessors related to the effects of the COVID-19 pandemic. Lease accounting modification guidance in ASC Topic 842 addresses routine changes or enforceable rights and obligations to lease terms as a result of negotiations between the lessor and the lessee; however, the guidance does not take into consideration concessions granted to address sudden liquidity constraints of lessees arising from the COVID-19 pandemic. The underlying premise of ASC Topic 842 requires a modified lease to be accounted for as a new lease if the modified terms and conditions affect the economics of the lease for the remainder of the lease term. Further, a lease modification resulting from lease concessions would require the application of the modification framework pursuant to ASC Topic 842 on a lease-by-lease basis. The potential large volume of contracts to be assessed due to the COVID-19 pandemic may be burdensome and complex for entities to evaluate the lease modification accounting for each lease. Therefore, the Lease Modification Q&A allows entities to elect to account for lease concessions related to the effects of the COVID-19 pandemic as if they were granted under the enforceable rights included in the original contract and are outside of the lease modification framework pursuant to ASC Topic 842. Such election is available for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee (e.g., total payments required by the modified contract being substantially the same as or less than total payments required by the original contract) and is to be applied consistently to leases with similar characteristics and circumstances.
As a result of the COVID-19 pandemic, we have granted lease concessions to an insignificant number of tenants within our medical office building segment, such as in the form of rent abatements with beneficial lease term extensions and rent payment deferrals requiring payment within one year. Such concessions were not material to our consolidated financial statements, and as such, we elected not to apply the relief from lease modification accounting provided in the Lease Modification Q&A. We evaluate each lease concession granted as a result of the effects of the COVID-19 pandemic to determine whether the concession reflects: (i) a resolution of contractual rights in the original lease and is thus outside of the lease modification framework of ASC Topic 842; or (ii) a modification for which we would be required to apply the lease modification framework of ASC Topic 842. The application of the lease modification framework of ASC Topic 842 to lease concessions granted due to the effects of the COVID-19 pandemic did not have a material impact to our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Building, improvements and construction in process	$2,379,337,000	$2,262,320,000
Land and improvements	200,319,000	195,491,000
Furniture, fixtures and equipment	174,994,000	150,508,000
	2,754,650,000	2,608,319,000
Less: accumulated depreciation	(424,650,000)	(337,898,000)
	$2,330,000,000	$2,270,421,000
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $90,997,000, $90,914,000 and $83,309,000, respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2020, 2019 and 2018, we incurred capital expenditures of $111,286,000, $93,485,000 and $76,330,000, respectively, for our integrated senior health campuses, $17,854,000, $16,571,000 and $8,426,000, respectively, for our medical office buildings, $1,232,000, $2,015,000 and $1,711,000, respectively, for our senior housing — RIDEA facilities, $0, $1,954,000 and $463,000, respectively, for our skilled nursing facilities and $47,000, $53,000 and $131,000, respectively, for our hospitals. We did not incur any capital expenditures for our senior housing facilities for the years ended December 31, 2020, 2019 and 2018.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the year ended December 31, 2020, we completed the development of six integrated senior health campuses for $64,782,000 and incurred $2,573,000 to expand two of our existing integrated senior health campuses. For the year ended December 31, 2019, we completed the development of two integrated senior health campuses for $25,087,000. For the year ended December 31, 2018, we incurred $8,309,000 to expand three of our existing integrated senior health campuses.
For the year ended December 31, 2020, we determined that one skilled nursing facility and one medical office building were impaired and recognized an aggregate impairment charge of $8,350,000, which reduced the total aggregate carrying value of such assets to $4,256,000. The fair values of such properties were determined by the sales price from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. We disposed of such impaired medical office building in July 2020 for a contract sales price of $3,500,000 and recognized a net gain on sale of $15,000. As of December 31, 2020, the carrying value of such skilled nursing facility is classified in properties held for sale, which is included in other assets, net in our accompanying consolidated balance sheets.
No impairment charges were recognized for the year ended December 31, 2019. For the year ended December 31, 2018, we determined that one of our medical office buildings was impaired and recognized an impairment charge of $2,542,000, which reduced the total carrying value of such investment to $7,387,000. The fair value of such medical office building was based upon a discounted cash flow analysis where the most significant inputs were considered Level 3 measurements within the fair value hierarchy. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Real Estate Investment, for a further discussion. For the years ended December 31, 2019 and 2018, we did not dispose of any long-lived assets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions of Real Estate Investments
2020 Acquisitions of Previously Leased Real Estate Investments
For the year ended December 31, 2020, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we owned 67.6% at the time of property acquisition, acquired two previously leased real estate investments located in Indiana and Kentucky. The following is a summary of such property acquisitions, which are included in our integrated senior health campuses segment:

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
In addition to the property acquisitions discussed above, for the year ended December 31, 2020, we, through a majority-owned subsidiary of Trilogy, acquired land in Ohio for an aggregate contract purchase price of $2,833,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest.
For the year ended December 31, 2020, we accounted for our property acquisitions as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $709,000 for such acquisitions. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $14,281,000 of operating lease right-of-use assets and $15,530,000 of operating lease liabilities, and based on their relative fair values:

2020 Acquisitions
Building and improvements	$26,311,000
Land	4,563,000
Total assets acquired	$30,874,000
2019 Acquisitions of Real Estate Investments
For the year ended December 31, 2019, using cash on hand and debt financing, we completed the acquisition of two buildings from unaffiliated third parties. The following is a summary of such property acquisitions:

Acquisition	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit	Acquisition Fee
North Carolina ALF Portfolio(1)	Garner, NC	Senior Housing — RIDEA	03/27/19	$15,000,000	$15,000,000	$338,000
The Cloister at Silvercrest(2)	New Albany, IN	Integrated Senior Health Campus	10/01/19	750,000	—	11,000
Total				$15,750,000	$15,000,000	$349,000
___________
(1)We own 100% of such property acquired, which we added to our existing North Carolina ALF Portfolio. The other six buildings in North Carolina ALF Portfolio were acquired between January 2015 and August 2018. We borrowed under the 2019 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition. Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of such property.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)We, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at the time of such property acquisition, acquired such property using cash on hand. Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest in the Trilogy subsidiary that acquired the property.
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
2019 Acquisition of Previously Leased Real Estate Investment
For the year ended December 31, 2019, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of property acquisition, acquired one previously leased real estate investment located in Indiana. The following is a summary of such property acquisition, which is included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Line of Credit(1)	Acquisition Fee(2)
Corydon, IN	09/05/19	$14,082,000	$14,114,000	$215,000
___________
(1)Represents a borrowing under the 2019 Trilogy Credit Facility, at the time of acquisition.
(2)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest at the time of acquisition in the Trilogy subsidiary that acquired the property.
For the year ended December 31, 2019, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $836,000 for such property acquisitions. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $13,052,000 of operating lease right-of-use assets and $12,599,000 of operating lease liabilities, based on their relative fair values:

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
___________
(1)We own 100% of our property acquired in 2018.
(2)Represents a borrowing under the 2016 Corporate Line of Credit, as defined in Note 8, Lines of Credit and Term Loans, at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the contract purchase price of such property.
In addition to the property acquisition discussed above, for the year ended December 31, 2018, we purchased land as part of our existing Southern Illinois MOB Portfolio for a contract purchase price of $300,000, plus closing costs and paid to our advisor an acquisition fee of 2.25% of such contract purchase price. We, through a majority-owned subsidiary of Trilogy, also acquired land in Ohio and Michigan for an aggregate contract purchase price of $3,146,000 plus closing costs and paid to our advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest at the time of acquisition.
2018 Acquisition of Previously Leased Real Estate Investments
For the year ended December 31, 2018, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at the time of property acquisition, acquired a portfolio of four previously leased real estate investments located in Kentucky, Michigan and Ohio. The following is a summary of such acquisition, which is included in our integrated senior health campuses segment:

Locations	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(1)	Acquisition Fee(2)
Lexington, KY; Novi and Romeo, MI; and Fremont, OH	07/20/18	$47,455,000	$47,500,000	$723,000
___________
(1)Represents the principal balance of the mortgage loan payable placed on the properties at the time of acquisition.
(2)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest at the time of acquisition in the Trilogy subsidiary that acquired the properties.
For the year ended December 31, 2018, we accounted for our property acquisitions, including our acquisition of previously leased real estate investments, as asset acquisitions. We incurred and capitalized closing costs and direct acquisition related expenses of $3,044,000 for such property acquisitions. The following table summarizes the purchase price of the assets acquired at the time of acquisition based on their relative fair values:

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
As of December 31, 2020 and 2019, the carrying amount of the debt security investment was $75,851,000 and $72,717,000, respectively, net of unamortized closing costs of $1,205,000 and $1,375,000, respectively. Accretion on the debt security for the years ended December 31, 2020, 2019 and 2018 was $3,304,000, $2,987,000 and $2,717,000, respectively, which is recorded to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the years ended December 31, 2020, 2019 and 2018 was $170,000, $143,000 and $119,000, respectively, which is recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). In accordance with ASC Topic 326, we evaluated credit quality indicators such as

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the year ended December 31, 2020.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $22,019,000 and $21,029,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 9.4 years as of both December 31, 2020 and 2019)	$23,760,000	$30,407,000
Customer relationships, net of accumulated amortization of $486,000 and $336,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 15.7 years and 16.8 years as of December 31, 2020 and 2019, respectively)	2,354,000	2,504,000
Above-market leases, net of accumulated amortization of $1,975,000 and $2,057,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 4.6 years and 5.0 years as of December 31, 2020 and 2019, respectively)	1,032,000	1,452,000
Internally developed technology and software, net of accumulated amortization of $305,000 and $211,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 1.7 years and 2.8 years as of December 31, 2020 and 2019, respectively)	165,000	259,000
Unamortized intangible assets:
Certificates of need	96,589,000	94,838,000
Trade names	30,787,000	30,787,000
	$154,687,000	$160,247,000
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $6,678,000, $19,973,000 and $12,736,000, respectively, which included $420,000, $607,000 and $967,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 9.7 years as of both December 31, 2020 and 2019. As of December 31, 2020, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2021	$4,639,000
2022	3,909,000
2023	3,140,000
2024	2,723,000
2025	2,210,000
Thereafter	10,690,000
$27,311,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred rent receivables	$38,918,000	$33,205,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	16,618,000	40,354,000
Inventory	24,669,000	23,872,000
Investments in unconsolidated entities	16,469,000	20,176,000
Lease commissions, net of accumulated amortization of $3,413,000 and $2,201,000 as of December 31, 2020 and 2019, respectively	11,309,000	10,794,000
Deferred financing costs, net of accumulated amortization of $5,700,000 and $2,138,000 as of December 31, 2020 and 2019, respectively(1)	6,864,000	8,137,000
Lease inducement, net of accumulated amortization of $1,491,000 and $1,140,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 9.9 years and 10.9 years as of December 31, 2020 and 2019, respectively)	3,509,000	3,860,000
	$118,356,000	$140,398,000
___________
(1)Deferred financing costs only include costs related to our lines of credit and term loans. See Note 8, Lines of Credit and Term Loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the years ended December 31, 2020, 2019 and 2018 was $3,559,000, $3,664,000 and $4,637,000, respectively, and is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for the years ended December 31, 2020, 2019 and 2018 was $351,000, $351,000 and $350,000, respectively, and is recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
7. Mortgage Loans Payable, Net
As of December 31, 2020 and 2019, mortgage loans payable were $834,026,000 ($810,478,000, net of discount/premium and deferred financing costs) and $816,217,000 ($792,870,000, net of discount/premium and deferred financing costs), respectively. As of December 31, 2020, we had 62 fixed-rate mortgage loans payable and 10 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.23% per annum based on interest rates in effect as of December 31, 2020 and a weighted average effective interest rate of 3.58%. As of December 31, 2019, we had 58 fixed-rate mortgage loans payable and seven variable-rate mortgage loans payable with effective interest rates ranging from 2.45% to 6.21% per annum based on interest rates in effect as of December 31, 2019 and a weighted average effective interest rate of 3.85%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Total fixed-rate debt	$742,686,000	$714,786,000
Total variable-rate debt	91,340,000	101,431,000
Total fixed- and variable-rate debt	834,026,000	816,217,000
Less: deferred financing costs, net	(10,389,000)	(9,362,000)
Add: premium	204,000	304,000
Less: discount	(13,363,000)	(14,289,000)
Mortgage loans payable, net	$810,478,000	$792,870,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Beginning balance	$792,870,000	$688,262,000
Additions:
Borrowings under mortgage loans payable	92,399,000	191,246,000
Amortization of deferred financing costs	796,000	1,544,000
Amortization of discount/premium on mortgage loans payable	826,000	647,000
Deductions:
Scheduled principal payments on mortgage loans payable	(71,990,000)	(74,037,000)
Early payoff of mortgage loans payable	(2,601,000)	(14,022,000)
Deferred financing costs	(1,822,000)	(770,000)
Ending balance	$810,478,000	$792,870,000
For the year ended December 31, 2020, we did not incur a gain or loss on the extinguishment of mortgage loans payable in 2020. For the year ended December 31, 2019, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,182,000, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such losses were primarily related to the write-off of unamortized debt discounts and prepayment penalties on two mortgage loans payable that were due to mature in November 2047 and April 2049. The source of funds for the payoffs was the 2019 Trilogy Credit Facility.
As of December 31, 2020, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2021	$54,169,000
2022	62,985,000
2023	67,651,000
2024	80,451,000
2025	15,324,000
Thereafter	553,446,000
$834,026,000
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
On each of August 3, 2017 and December 20, 2018, we amended the 2016 Corporate Credit Agreement. The material terms of such amendments designated the Bank of the West as an additional lender and increased both the 2016 Corporate Revolving Credit Facility and the 2016 Corporate Term Loan Facility, which resulted in an aggregate borrowing capacity under the 2016 Corporate Line of Credit of $575,000,000. On January 25, 2019, we terminated the 2016 Corporate Credit Agreement,

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as amended, and the 2016 Corporate Revolving Notes and entered into the 2019 Corporate Line of Credit as described below. We currently do not have any obligations under the 2016 Corporate Credit Agreement, as amended, or the 2016 Corporate Revolving Notes.
2019 Corporate Line of Credit
On January 25, 2019, we, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, or the 2019 Corporate Credit Agreement, with Bank of America, as administrative agent, a swing line lender and a letter of credit issuer; KeyBank, as syndication agent, a swing line lender and a letter of credit issuer; Citizens Bank, National Association, or Citizens Bank, as a syndication agent, a swing line lender, a letter of credit issuer, a joint lead arranger and joint bookrunner; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in an aggregate amount of $150,000,000 and a senior unsecured term loan facility in an aggregate amount of $480,000,000. We may obtain up to $25,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans pursuant to the 2019 Corporate Line of Credit.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of both December 31, 2020 and 2019, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of December 31, 2020 and 2019, borrowings outstanding under the 2019 Corporate Line of Credit totaled $556,500,000 and $557,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.70% and 3.83% per annum, respectively.
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
Trilogy OpCo Line of Credit
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a direct subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit. On April 1, 2016, we entered into an amendment to the Trilogy OpCo Credit Agreement to increase the aggregate maximum principal amount of the Trilogy OpCo Line of Credit to $60,000,000. In April 2018, we further amended the Trilogy OpCo Credit Agreement to provide for: (i) a reduction in the aggregate maximum principal amount from $60,000,000 to $25,000,000; and (ii) an updated maturity date of April 27, 2021.
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
2019 Trilogy Credit Facility
On September 5, 2019, we, through Trilogy RER, LLC and certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC, or the 2019 Trilogy Co-Borrowers, entered into an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, with KeyBank, as administrative agent; CIT Bank, N.A., as revolving agent; Regions Bank, as syndication agent; KeyBanc Capital Markets, Inc., as co-lead arranger and co-book runner; Regions Capital Markets, as co-lead arranger and co-book runner; Bank of America, as co-documentation agent; The Huntington National Bank, as co-documentation agent; and a syndicate of other banks, as lenders named therein, to amend and restate the terms of the Trilogy PropCo Credit Agreement in order to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. We may obtain up to $35,000,000 in the form of swing line loans and up to $15,000,000 in the form of standby letters of credit under the 2019 Trilogy Credit Facility.

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
As of both December 31, 2020 and 2019, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of December 31, 2020 and 2019, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $287,134,000 and $258,879,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.94% and 4.52% per annum, respectively.
Both the 2019 Corporate Credit Agreement, as amended, and the 2019 Trilogy Credit Agreement contain various financial covenants. We were in compliance with such covenants as of December 31, 2020.
9. Derivative Financial Instruments
We record derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of December 31, 2020 and 2019, which are included in other assets, net, or security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets:

					Fair Value
					December 31,
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	2020	2019
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$—	$—
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(5,245,000)	(2,821,000)
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(2,561,000)	(1,150,000)
Swap	100,000,000	one month LIBOR	0.20%	01/25/22	(71,000)	—
					$(7,877,000)	$(3,971,000)
As of December 31, 2020 and 2019, none of our derivative financial instruments were designated as hedges as defined by guidance under ASC Topic 815. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the years ended December 31, 2020, 2019 and 2018, we recorded $(3,906,000), $(4,541,000) and $(1,949,000), respectively, as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Identified Intangible Liabilities, Net
As of December 31, 2020 and 2019, identified intangible liabilities, net consisted of below-market leases of $367,000 and $663,000, respectively, net of accumulated amortization of $834,000 and $1,342,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2020, 2019 and 2018 was $296,000, $388,000 and $517,000, respectively, which is recorded to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 2.6 years and 4.3 years as of December 31, 2020 and 2019, respectively. As of December 31, 2020, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2021	$180,000
2022	89,000
2023	71,000
2024	27,000
2025	—
Thereafter	—
$367,000
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
Impact of the COVID-19 Pandemic
Since March 2020, the COVID-19 pandemic has been dramatically impacting the United States, which has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on an international, national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus, including the widespread availability and use of effective vaccines. In particular, government-imposed business closures and re-opening restrictions, as well as self-imposed restrictions on discretionary activities, have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating significant declines in resident occupancy. Further, our senior housing — RIDEA facilities and integrated senior health campuses have also experienced dramatic increases, and may continue to experience increases, in

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment and other supplies required.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic. From March to December 2020, we postponed non-essential capital expenditures. In addition, in March 2020, we reduced stockholder distributions and partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. In response to the continued uncertainty and adverse effects of the COVID-19 pandemic on our operations, in May 2020 we suspended all distribution payments, the Amended and Restated DRIP and our share repurchase plan for all stockholders. In addition, in an effort to further increase our liquidity, our advisor deferred 50.0% of the asset management fees that it would otherwise have been entitled to receive for services performed by our advisor or its affiliates from June 1, 2020 to November 30, 2020. See Note 14, Related Party Transactions, for a further discussion. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance.
In addition to the government grants we recognized as of December 31, 2020 as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants, we received approximately $52,322,000 of Medicare advance payments during the second quarter of 2020 through an expanded program of the CMS that was intended to expedite cash flow to qualified healthcare providers. Such advance payments were based upon a qualified healthcare provider’s estimate of Medicare services to be performed for up to three months in the future and are recovered by CMS from future Medicare claims submitted by the qualified healthcare provider at any time. However, any remaining unpaid balance is required to be recouped in accordance with CMS guidance issued in October 2020 such that recoupment will commence one year after the Medicare advance payments were issued. After the first year, Medicare will automatically recoup 25.0% of Medicare payments otherwise owed to the provider for 11 months. Thereafter, recoupment will increase to 50.0% for another six months. Any amounts of unutilized Medicare advance payments, which reflect funds received that are not applied to actual billings for Medicare services performed, will be repaid to CMS by the end of 2022. The amount of Medicare advance payments received as of December 31, 2020 is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets as we cannot currently estimate the future services to be performed and the amount of funds we will retain and/or return. Once our recoupment period commences in 2021, any Medicare advance payments retained for actual services performed and Medicare claims billed will be recognized in resident fees and services revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
12. Redeemable Noncontrolling Interests
As of both December 31, 2020 and 2019, our advisor owned all of the 222 limited partnership units outstanding in our operating partnership. As of both December 31, 2020 and 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 14, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
As of both December 31, 2020 and 2019, we, through Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% of the outstanding equity interests of Trilogy. As of both December 31, 2020 and 2019, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Beginning balance	$44,105,000	$38,245,000
Additions	—	2,000,000
Reclassification from equity	715,000	780,000
Distributions	(1,271,000)	(1,430,000)
Repurchase of redeemable noncontrolling interests	(150,000)	(400,000)
Adjustment to redemption value	(3,714,000)	4,473,000
Net income attributable to redeemable noncontrolling interests	655,000	437,000
Ending balance	$40,340,000	$44,105,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both December 31, 2020 and 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. As of both December 31, 2020 and 2019, our advisor owned 22,222 shares of our common stock. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
Through December 31, 2020, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 35,059,456 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 26,257,404 shares of our common stock under our share repurchase plan and granted an aggregate of 135,000 shares of our restricted common stock to our independent directors through December 31, 2020. As of December 31, 2020 and 2019, we had 193,889,872 and 193,967,474 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Beginning balance — foreign currency translation adjustments	$(2,255,000)	$(2,560,000)
Net change in current period	247,000	305,000
Ending balance — foreign currency translation adjustments	$(2,008,000)	$(2,255,000)
Noncontrolling Interests
As of both December 31, 2020 and 2019, Trilogy REIT Holdings owned approximately 96.6% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GA Healthcare REIT IV. Both GA Healthcare REIT IV and us are sponsored by American Healthcare Investors. We serve as the managing member of Trilogy REIT Holdings. As of both December 31, 2020 and 2019, NHI and GA Healthcare REIT IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively. As of both December 31, 2020 and 2019, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07 using a modified retrospective approach. For the years ended December 31, 2020, 2019 and 2018, we recognized stock compensation expense related to the Profit Interests of $(1,342,000), $2,744,000 and $2,898,000, respectively.
There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2020, 2019 and 2018. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
On January 6, 2016, one of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying consolidated balance sheets and the dividends of the preferred shares of beneficial interests in net income or loss attributable to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss).
As of both December 31, 2020 and 2019, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018.
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000. For the period from April 7, 2020 through December 31, 2020, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss), and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying consolidated balance sheet as of December 31, 2020.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Distribution Reinvestment Plan
We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the Initial DRIP in our initial offering, which we deregistered on April 22, 2015. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering, which commenced following the deregistration of our initial offering, until the deregistration of the 2015 DRIP Offering on March 29, 2019. We continue to offer up to $200,000,000 of additional shares of our common stock pursuant to the 2019 DRIP Offering, which commenced offering shares on April 1, 2019, following the deregistration of the 2015 DRIP Offering.
Effective October 5, 2016, we amended and restated the Initial DRIP to amend the price at which shares of our common stock were issued pursuant to such distribution reinvestment plan. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated net asset value, or NAV, of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payments to stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 DRIP Offering remained unchanged by the Amended and Restated DRIP.
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
Since October 5, 2016, our board had approved and established an estimated per share NAV annually. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to the Amended and Restated DRIP were issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV. The following is a summary of our historical estimated per share NAV:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/05/16	$9.01
10/04/17	$9.27
10/03/18	$9.37
10/03/19	$9.40
For the years ended December 31, 2020, 2019 and 2018, $21,861,000, $55,440,000 and $60,030,000, respectively, in distributions were reinvested and 2,325,762, 5,913,684 and 6,464,432 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of December 31, 2020 and 2019, a total of $327,012,000 and $305,151,000, respectively, in distributions were cumulatively reinvested that resulted in 35,059,456 and 32,733,694 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
As discussed above, in response to the effects of the COVID-19 pandemic and to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects, on March 31, 2020, our board partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests that resulted from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Subsequently, on May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. On July 1, 2020, we repurchased the final share repurchase requests presented prior to the suspension of our share repurchase plan. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to the suspension of the share repurchase plan, our share repurchase plan, as amended, allowed for repurchases of shares of our common stock by us when certain criteria were met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Additionally, effective with respect to share repurchase requests submitted for repurchase during the second quarter of 2019, the number of shares that were repurchased during any fiscal quarter was limited to an amount equal to the net proceeds that we received from the sale of shares issued pursuant to our DRIP Offerings during the immediately preceding completed fiscal quarter; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder were not subject to this quarterly cap or to our existing cap on repurchases of 5.0% of the weighted average number of shares outstanding during the calendar year prior to the repurchase date. Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.
The Repurchase Amount, as such term is defined in our share repurchase plan, was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. For requests submitted pursuant to a death or a qualifying disability of a stockholder, the Repurchase Amount was 100% of the amount per share the stockholder paid for their shares of common stock. Since October 5, 2016, our board had previously approved and established an estimated per share NAV annually. See the “Distribution Reinvestment Plan” section above for a discussion of our historical estimated per share NAV. Accordingly, commencing with share repurchase requests submitted during the quarter that our board approved and established an estimated per share NAV, such per share NAV served as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such per share NAV in our initial offering, until such time as our board determined an updated estimated per share NAV.
For the years ended December 31, 2020, 2019 and 2018, we repurchased 2,410,864, 9,526,087 and 8,272,789 shares of our common stock, respectively, for an aggregate of $23,107,000, $89,888,000 and $76,577,000, respectively, at an average repurchase price of $9.58, $9.44 and $9.26 per share, respectively. As of December 31, 2020 and 2019, we cumulatively repurchased 26,257,404 and 23,846,540 shares of our common stock, respectively, for an aggregate of $244,930,000 and $221,823,000, respectively, at an average repurchase price of $9.33 and $9.30 per share, respectively.
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
For the years ended December 31, 2020, 2019 and 2018, we granted an aggregate of 7,500, 22,500 and 22,500 shares of our restricted common stock, respectively, at a weighted average grant date fair value of $9.40, $9.37 and $9.27 per share, respectively, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vest as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For the years ended December 31, 2020, 2019 and 2018, we recognized stock compensation expense related to the independent director grants of $155,000, $215,000 and $215,000, respectively. Such stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In the aggregate, for the years ended December 31, 2020, 2019 and 2018, we incurred $25,875,000, $25,064,000 and $24,266,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the years ended December 31, 2020, 2019 and 2018, we incurred $480,000, $1,124,000 and $1,194,000, respectively, in acquisition fees to our advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
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
For the years ended December 31, 2020, 2019 and 2018, we incurred $1,073,000, $346,000 and $137,000, respectively, in development fees to our advisor or its affiliates, which are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs, real estate commissions or other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2020, 2019 and 2018, such fees and expenses noted above did not exceed 6.0% of the contract purchase price of our acquisitions of real estate or real estate-related investments.
For the years ended December 31, 2020, 2019 and 2018, we did not incur any acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying consolidated balance sheets.
Operational Stage
Asset Management Fee
We pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. In an effort to increase our liquidity during the ongoing uncertainty surrounding the COVID-19 pandemic, on May 29, 2020, our advisor deferred 50.0% of the asset management fees that it would otherwise have been entitled to receive pursuant to the Advisory Agreement for services performed by our advisor or its affiliates during the period from June 1, 2020 to November 30, 2020. Such deferred asset management fees of $5,207,000 as of December 31, 2020 were included in accounts payable due to affiliates in our accompanying consolidated balance sheets, and were paid in full on January 4, 2021.
For the years ended December 31, 2020, 2019 and 2018, we incurred $20,693,000, $20,073,000 and $19,373,000, respectively, in asset management fees to our advisor or its affiliates. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2020, 2019 and 2018, we incurred $2,632,000, $2,611,000 and $2,428,000, respectively, in property management fees to our advisor or its affiliates. Property management fees are included in rental expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss), as applicable.
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
For the years ended December 31, 2020, 2019 and 2018, we incurred $579,000, $379,000 and $843,000, respectively, in lease fees to our advisor or its affiliates. Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2020, 2019 and 2018, we incurred $183,000, $320,000 and $91,000, respectively, in construction management fees to our advisor or its affiliates.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the 12 months ended December 31, 2020, 2019 and 2018, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 Months Ended December 31,
	2020	2019	2018
Operating expenses as a percentage of average invested assets	1.0%	0.9%	0.9%
Operating expenses as a percentage of net income	22.1%	18.9%	19.1%
For the years ended December 31, 2020, 2019 and 2018, our advisor or its affiliates incurred operating expenses on our behalf of $235,000, $211,000 and $200,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the year ended December 31, 2020, our advisor agreed to waive $431,000 of disposition fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net, for discussions of our property dispositions, as well as Note 13, Equity — Noncontrolling Interests, for a discussion of the disposition of membership interests in a consolidated limited liability company. Our advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees. For the years ended December 31, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2020, 2019 and 2018, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 7.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be paid depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2020, 2019 and 2018, we did not pay any such distributions to our advisor.

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
As of December 31, 2020 and 2019, we did not have any liability related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2020 and 2019:

	December 31,
Fee	2020	2019
Asset and property management fees	$7,155,000	$1,991,000
Development fees	743,000	—
Construction management fees	91,000	175,000
Lease commissions	27,000	143,000
Operating expenses	10,000	12,000
	$8,026,000	$2,321,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$7,877,000	$—	$7,877,000
Warrants	—	—	1,025,000	1,025,000
Total liabilities at fair value	$—	$7,877,000	$1,025,000	$8,902,000

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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2020 and 2019.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration Liability
Contingent consideration obligations are due upon certain criteria being met within specified time frames. As of December 31, 2020 and 2019, we did not have any contingent consideration obligations outstanding. When recorded by us, contingent consideration obligations will be included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. As of December 31, 2018, we had accrued $681,000 of a contingent consideration obligation in connection with our Clemmons facility within North Carolina ALF Portfolio, which was not exercised and expired in June 2019. Accordingly, for the years ended December 31, 2019 and 2018, we recorded a net gain on the change in fair value of contingent consideration obligations related to North Carolina ALF Portfolio of $681,000 and $2,843,000, respectively, which is included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). We did not record any change in fair value of contingent consideration obligations for the year ended December 31, 2020.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a reconciliation of the beginning and ending balances of our contingent consideration obligations for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Contingent Consideration Obligations:
Beginning balance	$—	$681,000	$5,107,000
Realized/unrealized gains recognized in earnings	—	(681,000)	(2,843,000)
Settlements of obligations	—	—	(1,583,000)
Ending balance	$—	$—	$681,000
Amount of total gains included in earnings attributable to the change in unrealized gains related to obligations still held	$—	$(681,000)	$(2,843,000)
Warrants
As of December 31, 2020 and 2019, we have recorded $1,025,000 and $1,178,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2020 and 2019, the carrying value is a reasonable estimate of fair value.
Real Estate Investment
For the year ended December 31, 2018, we determined that one of our medical office buildings was impaired based upon discounted cash flow analyses where the most significant inputs were market rent, capitalization rate and discount rate. We considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of our real estate investment as of December 31, 2018:

Range of Inputs or Inputs
Unobservable Inputs
Market rent per square foot	$13.75 to $25.00
Capitalization rate	7.50%
Discount rate	8.00%
Financial Instruments Disclosed at Fair Value
Our accompanying consolidated balance sheets include the following financial instruments: debt security investment, cash and cash equivalents, accounts and other receivables, restricted cash, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under our lines of credit and term loans.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair values of the other financial instruments are classified in Level 2 of the fair value hierarchy.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020		2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$75,851,000	$94,033,000	$72,717,000	$94,026,000
Financial Liabilities:
Mortgage loans payable	$810,478,000	$830,049,000	$792,870,000	$732,846,000
Lines of credit and term loans	$836,770,000	$847,048,000	$807,742,000	$816,355,000
___________
(1)Carrying amount is net of any discount/premium and unamortized costs.
16. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRS pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
On March 27, 2020, the federal government passed the CARES Act that contains economic stimulus provisions, including the temporary removal of limitations on the deductibility of net operating loss, or NOL, modifications to the carryback periods of NOL, modifications to the business interest deduction limitations and technical corrections to the tax depreciation recovery period of qualified improvement property. Accordingly, tax law changes within the CARES Act may impact income taxes accrued, deferred tax assets or liabilities and the associated valuation allowances included in our consolidated financial statements, if any. We do not anticipate that tax law changes in the CARES Act will materially impact the computation of our taxable income, including our TRS. We also do not expect that we will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act. We will continue to evaluate the tax impact of the CARES Act and any guidance provided by the United States Treasury Department, the IRS, and other state and local regulatory authorities to our consolidated financial statements.
The components of income or loss before taxes for the years ended December 31, 2020, 2019 and 2018, were as follows:

	December 31,
	2020	2019	2018
Domestic	$6,171,000	$1,193,000	$14,202,000
Foreign	(386,000)	(521,000)	(462,000)
Income before income taxes	$5,785,000	$672,000	$13,740,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of income tax benefit or expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020	2019	2018
Federal deferred	$(4,818,000)	$(3,672,000)	$(4,647,000)
State deferred	(932,000)	(737,000)	(922,000)
Federal current	(361,000)	(29,000)	—
State current	—	(16,000)	—
Foreign current	612,000	605,000	988,000
Valuation allowances	2,421,000	5,373,000	3,784,000
Total income tax (benefit) expense	$(3,078,000)	$1,524,000	$(797,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate located in the UK and Isle of Man.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax NOL that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2020 and 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both December 31, 2020 and 2019, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Fixed assets and intangibles	$5,619,000	$6,509,000
Expense accruals and other	13,968,000	14,233,000
Net operating loss	21,168,000	14,341,000
Reserves and accruals	6,541,000	5,540,000
Allowances for accounts receivable	1,932,000	(179,000)
Investments in unconsolidated entities	2,357,000	2,326,000
Total deferred income tax assets	$51,585,000	$42,770,000
Deferred income tax liabilities:
Fixed assets and intangibles	$(16,840,000)	$(14,468,000)
Other — temporary differences	(2,868,000)	(2,176,000)
Total deferred income tax liabilities	$(19,708,000)	$(16,644,000)

Net deferred income tax assets before valuation allowance	$31,877,000	$26,126,000
Valuation allowances	(31,877,000)	(29,455,000)
Net deferred income tax assets (liabilities)	$—	$(3,329,000)
At December 31, 2020 and 2019, we had a NOL carryforward of $87,347,000 and $58,416,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020		2019		2018
Ordinary income	$—	—%	$35,294,000	29.9%	$33,141,000	27.6%
Capital gain	—	—	—	—	—	—
Return of capital	48,842,000	100	82,731,000	70.1	86,833,000	72.4
	$48,842,000	100%	$118,025,000	100%	$119,974,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the years ended December 31, 2020 and 2019, we recognized $114,770,000 and $118,201,000, respectively, of revenues related to operating lease payments, of which $18,452,000 and $18,942,000, respectively, was for variable lease payments. As of December 31, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2021	$89,484,000
2022	83,728,000
2023	76,843,000
2024	70,123,000
2025	61,594,000
Thereafter	410,526,000
Total	$792,298,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2112, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of December 31, 2020, we had future lease payments of $44,307,000 for operating leases that had not yet commenced. Such operating leases will commence between fiscal year 2021 and 2022 with lease terms of up to 15 years.
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
The components of lease costs were as follows:

		Years Ended December 31,
Lease Cost	Classification	2020	2019
Operating lease cost(1)	Property operating expenses and rental expenses	$32,441,000	$29,974,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,891,000	2,001,000
Interest on lease liabilities	Interest expense	609,000	391,000
Total lease cost		$34,941,000	$32,366,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional information related to our leases for the periods presented below was as follows:

	December 31,
Lease Term and Discount Rate	2020	2019
Weighted average remaining lease term (in years)
Operating leases	13.3	13.5
Finance leases	1.3	1.3
Weighted average discount rate
Operating leases	5.77%	5.94%
Finance leases	5.62%	7.33%

	Years Ended December 31,
Supplemental Disclosure of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$23,790,000	$22,114,000
Operating cash outflows related to finance leases	$609,000	$390,000
Financing cash outflows related to finance leases	$1,235,000	$3,076,000
Leased assets obtained in exchange for finance lease liabilities	$66,000	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$14,302,000	$31,958,000
Operating Leases
As of December 31, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet:

Year	Amount
2021	$23,875,000
2022	24,328,000
2023	24,520,000
2024	23,756,000
2025	23,639,000
Thereafter	167,081,000
Total operating lease payments	287,199,000
Less: interest	93,565,000
Present value of operating lease liabilities	$193,634,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finance Leases
As of December 31, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2021	$151,000
2022	22,000
2023	16,000
2024	—
2025	—
Thereafter	—
Total finance lease payments	189,000
Less: interest	8,000
Present value of finance lease liabilities	$181,000
18. Segment Reporting
As of December 31, 2020, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment included our real estate notes receivable that were settled in full in June 2019. Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, foreign currency gain or loss, other income, income or loss from unconsolidated entities and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary information for the reportable segments during the years ended December 31, 2020, 2019 and 2018 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2020
Revenues and grant income:
Resident fees and services	$983,169,000	$85,904,000	$—	$—	$—	$—	$1,069,073,000
Real estate revenue	—	—	78,424,000	14,524,000	16,107,000	10,992,000	120,047,000
Grant income	53,855,000	1,326,000	—	—	—	—	55,181,000
Total revenues and grant income	1,037,024,000	87,230,000	78,424,000	14,524,000	16,107,000	10,992,000	1,244,301,000
Expenses:
Property operating expenses	929,897,000	63,830,000	—	—	—	—	993,727,000
Rental expenses	—	—	30,216,000	64,000	1,572,000	446,000	32,298,000
Segment net operating income	$107,127,000	$23,400,000	$48,208,000	$14,460,000	$14,535,000	$10,546,000	$218,276,000
Expenses:
General and administrative							$27,007,000
Acquisition related expenses							290,000
Depreciation and amortization							98,858,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(71,278,000)
Loss in fair value of derivative financial instruments							(3,906,000)
Gain on dispositions of real estate investments							1,395,000
Impairment of real estate investments							(11,069,000)
Loss from unconsolidated entities							(4,517,000)
Foreign currency gain							1,469,000
Other income							1,570,000
Income before income taxes							5,785,000
Income tax benefit							3,078,000
Net income							$8,863,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2019
Revenues:
Resident fees and services	$1,030,934,000	$68,144,000	$—	$—	$—	$—	$1,099,078,000
Real estate revenue	—	—	80,805,000	18,407,000	13,345,000	11,481,000	124,038,000
Total revenues	1,030,934,000	68,144,000	80,805,000	18,407,000	13,345,000	11,481,000	1,223,116,000
Expenses:
Property operating expenses	919,793,000	48,067,000	—	—	—	—	967,860,000
Rental expenses	—	—	30,870,000	1,001,000	1,456,000	532,000	33,859,000
Segment net operating income	$111,141,000	$20,077,000	$49,935,000	$17,406,000	$11,889,000	$10,949,000	$221,397,000
Expenses:
General and administrative							$29,749,000
Acquisition related expenses							(161,000)
Depreciation and amortization							111,412,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(78,553,000)
Loss in fair value of derivative financial instruments							(4,541,000)
Loss from unconsolidated entities							(2,097,000)
Foreign currency gain							1,730,000
Other income							3,736,000
Income before income taxes							672,000
Income tax expense							(1,524,000)
Net loss							$(852,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2018
Revenues:
Resident fees and services	$940,616,000	$65,075,000	$—	$—	$—	$—	$1,005,691,000
Real estate revenue	—	—	80,078,000	21,913,000	14,887,000	12,691,000	129,569,000
Total revenues	940,616,000	65,075,000	80,078,000	21,913,000	14,887,000	12,691,000	1,135,260,000
Expenses:
Property operating expenses	844,279,000	44,792,000	—	—	—	—	889,071,000
Rental expenses	—	—	30,514,000	837,000	1,816,000	1,656,000	34,823,000
Segment net operating income	$96,337,000	$20,283,000	$49,564,000	$21,076,000	$13,071,000	$11,035,000	$211,366,000
Expenses:
General and administrative							$28,770,000
Acquisition related expenses							(2,913,000)
Depreciation and amortization							95,678,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(66,281,000)
Loss in fair value of derivative financial instruments							(1,949,000)
Impairment of real estate investment							(2,542,000)
Loss from unconsolidated entities							(3,877,000)
Foreign currency loss							(2,690,000)
Other income							1,248,000
Income before income taxes							13,740,000
Income tax benefit							797,000
Net income							$14,537,000
Total assets by reportable segment as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Integrated senior health campuses	$1,886,878,000	$1,791,868,000
Medical office buildings	610,653,000	620,292,000
Senior housing — RIDEA	348,987,000	360,823,000
Senior housing	152,406,000	152,909,000
Skilled nursing facilities	115,941,000	126,606,000
Hospitals	109,663,000	113,737,000
Other	10,409,000	6,054,000
Total assets	$3,234,937,000	$3,172,289,000
As of both December 31, 2020 and 2019, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2020	2019	2018
Revenues and grant income:
United States	$1,239,509,000	$1,218,337,000	$1,130,350,000
International	4,792,000	4,779,000	4,910,000
	$1,244,301,000	$1,223,116,000	$1,135,260,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Real estate investments, net:
United States	$2,279,257,000	$2,219,882,000
International	50,743,000	50,539,000
	$2,330,000,000	$2,270,421,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, accounts and other receivables and restricted cash. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2020 and 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2020, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Indiana accounted for 39.9% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of December 31, 2020, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing, accounted for 49.6%, 27.3%, 10.5%, 5.7%, 3.9% and 3.0%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of December 31, 2020, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our senior housing — RIDEA facilities and integrated senior health campuses operations as of December 31, 2020.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $9,000, $28,000 and $28,000, respectively, for the years ended December 31, 2020, 2019 and 2018. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020 and 2019, there were 33,000 and 46,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both December 31, 2020 and 2019, there were 222 redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$271,000	$479,000	$3,142,000	$3,621,000	$(766,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	375,000	240,000	2,681,000	2,921,000	(572,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	192,000	216,000	3,327,000	3,543,000	(692,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	148,000	250,000	2,362,000	2,612,000	(550,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	3,000	104,000	777,000	881,000	(197,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	537,000	943,000	6,825,000	7,768,000	(1,648,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (Senior Housing)	Batesville, MS	—	331,000	5,103,000	—	331,000	5,103,000	5,434,000	(1,098,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	—	348,000	6,369,000	6,717,000	(1,477,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	—	891,000	6,538,000	7,429,000	(1,489,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	463,000	1,045,000	5,531,000	6,576,000	(1,646,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	6,419,000	1,028,000	9,430,000	2,190,000	1,028,000	11,620,000	12,648,000	(2,210,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(1,056,000)	2009	12/04/14
	Olympia Fields, IL	—	298,000	2,726,000	21,000	298,000	2,747,000	3,045,000	(602,000)	2005	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	—	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(17,696,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	111,000	—	20,053,000	20,053,000	(4,050,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(321,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(606,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(1,667,000)	2004	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(237,000)	1956	12/12/14
	Longview, TX	—	—	27,601,000	3,354,000	—	30,955,000	30,955,000	(6,626,000)	1985/1993/ 2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	99,000	368,000	1,810,000	2,178,000	(626,000)	1970	12/12/14

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Premier MOB (Medical Office)	Novi, MI	$—	$644,000	$10,420,000	$825,000	$644,000	$11,245,000	$11,889,000	$(2,417,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	1,914,000	411,000	12,919,000	13,330,000	(2,461,000)	1988	01/13/15
	Somerville, MA	30,332,000	1,509,000	46,775,000	4,045,000	1,509,000	50,820,000	52,329,000	(8,011,000)	1990	01/13/15
	Morristown, NJ	28,364,000	3,763,000	26,957,000	3,940,000	3,764,000	30,896,000	34,660,000	(6,808,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	746,000	1,683,000	10,151,000	11,834,000	(2,099,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	2,533,000	—	22,126,000	22,126,000	(3,794,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	8,797,000	3,427,000	13,849,000	4,803,000	3,427,000	18,652,000	22,079,000	(4,178,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (Senior Housing — RIDEA)	Clemmons, NC	—	596,000	13,237,000	(768,000)	596,000	12,469,000	13,065,000	(2,089,000)	2014	06/29/15
	Garner, NC	—	1,723,000	11,517,000	15,000	1,723,000	11,532,000	13,255,000	(722,000)	2014	03/27/19
	Huntersville, NC	—	2,033,000	11,494,000	(192,000)	2,033,000	11,302,000	13,335,000	(1,424,000)	2015	01/18/17
	Matthews, NC	—	949,000	12,537,000	(188,000)	949,000	12,349,000	13,298,000	(970,000)	2017	08/30/18
	Mooresville, NC	—	835,000	15,894,000	(777,000)	835,000	15,117,000	15,952,000	(2,577,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	(772,000)	1,069,000	20,463,000	21,532,000	(3,298,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	(864,000)	772,000	12,732,000	13,504,000	(2,005,000)	2014	06/29/15
Orange Star Medical Portfolio (Medical Office and Hospital)	Durango, CO	—	623,000	14,166,000	279,000	623,000	14,445,000	15,068,000	(2,399,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	604,000	788,000	11,071,000	11,859,000	(1,918,000)	2004	02/26/15
	Friendswood, TX	—	500,000	7,664,000	323,000	500,000	7,987,000	8,487,000	(1,476,000)	2008	02/26/15
	Keller, TX	—	1,604,000	7,912,000	429,000	1,604,000	8,341,000	9,945,000	(1,549,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	243,000	259,000	10,833,000	11,092,000	(1,970,000)	1987	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	127,000	820,000	8,716,000	9,536,000	(1,647,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	95,000	781,000	4,038,000	4,819,000	(807,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	166,000	1,188,000	10,886,000	12,074,000	(1,987,000)	2012	03/17/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Homewood AL MOB (Medical Office)	Homewood, AL	$—	$405,000	$6,590,000	$(60,000)	$405,000	$6,530,000	$6,935,000	$(1,233,000)	2010	03/27/15
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	12,404,000	2,313,000	12,447,000	7,984,000	2,313,000	20,431,000	22,744,000	(2,860,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	1,335,000	1,668,000	8,692,000	10,360,000	(1,987,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	2,649,000	2,692,000	16,744,000	19,436,000	(3,533,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	462,000	1,347,000	11,409,000	12,756,000	(1,927,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (Senior Housing — RIDEA)	Elkhart, IN	—	793,000	6,009,000	179,000	793,000	6,188,000	6,981,000	(1,385,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	568,000	782,000	7,328,000	8,110,000	(1,667,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	105,000	604,000	11,634,000	12,238,000	(2,095,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	343,000	392,000	15,237,000	15,629,000	(2,719,000)	2008	05/14/15
	Mishawaka, IN	9,124,000	3,670,000	14,416,000	642,000	3,670,000	15,058,000	18,728,000	(2,885,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	302,000	404,000	5,352,000	5,756,000	(1,179,000)	2000	06/11/15 and 11/20/15
Mount Dora Medical Center (Medical Office)	Mount Dora, FL	—	736,000	14,616,000	(6,703,000)	736,000	7,913,000	8,649,000	(1,476,000)	2008	05/15/15
Nebraska Senior Housing Portfolio (Senior Housing — RIDEA)	Bennington, NE	—	981,000	20,427,000	467,000	981,000	20,894,000	21,875,000	(3,513,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	803,000	1,274,000	39,422,000	40,696,000	(6,160,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (Senior Housing — RIDEA)	Bethlehem, PA	—	1,542,000	22,249,000	538,000	1,542,000	22,787,000	24,329,000	(4,185,000)	2005	06/30/15
	Boyertown, PA	22,932,000	480,000	25,544,000	464,000	480,000	26,008,000	26,488,000	(4,255,000)	2000	06/30/15
	York, PA	12,432,000	972,000	29,860,000	319,000	972,000	30,179,000	31,151,000	(4,855,000)	1986	06/30/15
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	—	94,000	1,977,000	—	94,000	1,977,000	2,071,000	(384,000)	2015	07/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Waterloo, IL	$—	$738,000	$6,332,000	$584,000	$738,000	$6,916,000	$7,654,000	$(1,421,000)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200,000	2,648,000	62,000	200,000	2,710,000	2,910,000	(564,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	1,572,000	1,176,000	14,900,000	16,076,000	(3,000,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	2,885,000	8,030,000	27,418,000	35,448,000	(5,898,000)	1989	08/14/15
Richmond VA ALF (Senior Housing — RIDEA)	North Chesterfield, VA	33,400,000	2,146,000	56,671,000	525,000	2,146,000	57,196,000	59,342,000	(8,175,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,249,000	7,453,000	—	1,249,000	7,453,000	8,702,000	(1,189,000)	2015	09/15/15
	St. Albans, UK	—	1,259,000	13,716,000	249,000	1,259,000	13,965,000	15,224,000	(2,126,000)	2015	10/08/15
	Salisbury, UK	—	1,338,000	12,855,000	38,000	1,338,000	12,893,000	14,231,000	(1,990,000)	2015	12/08/15
	Aberdeen, UK	—	2,171,000	6,473,000	—	2,171,000	6,473,000	8,644,000	(773,000)	1986	11/15/16
	Felixstowe, UK	—	754,000	6,325,000	445,000	754,000	6,770,000	7,524,000	(777,000)	2010/2011	11/15/16
	Felixstowe, UK	—	569,000	2,797,000	296,000	569,000	3,093,000	3,662,000	(391,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	—	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(5,964,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	916,000	499,000	9,269,000	9,768,000	(1,525,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	301,000	661,000	5,084,000	5,745,000	(875,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	32,000	392,000	3,797,000	4,189,000	(786,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	424,000	548,000	12,239,000	12,787,000	(2,093,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	19,947,000	2,375,000	15,911,000	5,528,000	2,375,000	21,439,000	23,814,000	(4,623,000)	1987	01/21/16
Pennsylvania Senior Housing Portfolio II (Senior Housing — RIDEA)	Palmyra, PA	19,114,000	835,000	24,424,000	242,000	835,000	24,666,000	25,501,000	(4,386,000)	2007	02/01/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Snellville GA MOB (Medical Office)	Snellville, GA	$—	$332,000	$7,781,000	$502,000	$332,000	$8,283,000	$8,615,000	$(1,355,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	393,000	653,000	5,248,000	5,901,000	(926,000)	2007	02/19/16
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	—	606,000	7,924,000	299,000	606,000	8,223,000	8,829,000	(1,433,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	(35,000)	1,245,000	9,825,000	11,070,000	(2,220,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	120,000	663,000	10,667,000	11,330,000	(1,467,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	795,000	—	18,184,000	18,184,000	(2,438,000)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,844,000	10,847,000	31,000	1,844,000	10,878,000	12,722,000	(1,396,000)	2015	07/01/16
	Brighton, MA	—	779,000	2,661,000	334,000	779,000	2,995,000	3,774,000	(427,000)	1982	07/01/16
	Duxbury, MA	—	2,921,000	11,244,000	1,933,000	2,921,000	13,177,000	16,098,000	(1,713,000)	1983	07/01/16
	Hingham, MA	—	2,316,000	17,390,000	(166,000)	2,316,000	17,224,000	19,540,000	(2,202,000)	1990	07/01/16
	Weymouth, MA	—	1,857,000	5,286,000	(90,000)	1,857,000	5,196,000	7,053,000	(620,000)	1963	07/01/16
	Quincy, MA	14,546,000	3,537,000	13,697,000	333,000	3,537,000	14,030,000	17,567,000	(1,679,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	664,000	1,727,000	9,115,000	10,842,000	(1,590,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	1,228,000	403,000	2,829,000	3,232,000	(417,000)	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	497,000	804,000	12,591,000	13,395,000	(1,569,000)	1999	12/16/16
New London CT MOB (Medical Office)	New London, CT	—	669,000	3,479,000	355,000	670,000	3,833,000	4,503,000	(671,000)	1987	05/03/17
Middletown OH MOB II (Medical Office)	Middletown, OH	—	—	3,949,000	387,000	—	4,336,000	4,336,000	(421,000)	2007	12/20/17
Owen Valley Health Campus	Spencer, IN	8,939,000	307,000	9,111,000	224,000	307,000	9,335,000	9,642,000	(1,263,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	8,971,000	973,000	9,702,000	533,000	1,040,000	10,168,000	11,208,000	(1,397,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,167,000	664,000	12,662,000	846,000	694,000	13,478,000	14,172,000	(1,821,000)	2004	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Mill Pond Health Campus	Greencastle, IN	$7,297,000	$1,576,000	$8,124,000	$468,000	$1,576,000	$8,592,000	$10,168,000	$(1,148,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,604,000	552,000	8,213,000	416,000	625,000	8,556,000	9,181,000	(1,157,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	6,482,000	720,000	8,145,000	620,000	845,000	8,640,000	9,485,000	(1,208,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	7,078,000	535,000	9,399,000	458,000	635,000	9,757,000	10,392,000	(1,379,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	5,941,000	344,000	8,027,000	48,000	347,000	8,072,000	8,419,000	(1,088,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	(c)	1,526,000	10,144,000	11,877,000	1,862,000	21,685,000	23,547,000	(2,029,000)	2008	12/01/15 and 09/14/16
Woodbridge Health Campus	Logansport, IN	8,497,000	228,000	11,812,000	316,000	257,000	12,099,000	12,356,000	(1,650,000)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	7,273,000	572,000	7,469,000	608,000	670,000	7,979,000	8,649,000	(1,078,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	11,633,000	492,000	12,157,000	429,000	511,000	12,567,000	13,078,000	(1,686,000)	2000	12/01/15
Forest Glen Health Campus	Springfield, OH	10,264,000	846,000	12,754,000	359,000	877,000	13,082,000	13,959,000	(1,807,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	8,042,000	298,000	7,628,000	152,000	303,000	7,775,000	8,078,000	(1,053,000)	2007	12/01/15
The Heritage	Findlay, OH	13,396,000	1,312,000	13,475,000	395,000	1,382,000	13,800,000	15,182,000	(1,906,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	8,438,000	881,000	8,113,000	652,000	909,000	8,737,000	9,646,000	(1,204,000)	1985	12/01/15
Waterford Crossing	Goshen, IN	8,374,000	344,000	4,381,000	874,000	349,000	5,250,000	5,599,000	(729,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	9,165,000	522,000	5,463,000	5,368,000	634,000	10,719,000	11,353,000	(1,207,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	9,727,000	1,645,000	13,696,000	600,000	1,901,000	14,040,000	15,941,000	(2,095,000)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	10,908,000	808,000	8,439,000	990,000	815,000	9,422,000	10,237,000	(1,390,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	7,846,000	734,000	11,648,000	589,000	773,000	12,198,000	12,971,000	(1,896,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,287,000	384,000	8,189,000	149,000	384,000	8,338,000	8,722,000	(1,090,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	522,000	—	10,607,000	10,607,000	(1,403,000)	2002	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Stonebridge Health Campus	Bedford, IN	$9,988,000	$1,087,000	$7,965,000	$419,000	$1,144,000	$8,327,000	$9,471,000	$(1,172,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	14,898,000	440,000	8,953,000	481,000	466,000	9,408,000	9,874,000	(1,286,000)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	1,208,000	2,177,000	8,834,000	11,011,000	(1,283,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,690,000	1,496,000	19,516,000	21,012,000	(2,544,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	16,490,000	2,111,000	14,337,000	5,906,000	2,393,000	19,961,000	22,354,000	(2,609,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	17,933,000	1,542,000	14,107,000	140,000	1,575,000	14,214,000	15,789,000	(1,923,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	9,064,000	2,204,000	13,227,000	624,000	2,342,000	13,713,000	16,055,000	(1,836,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	14,054,000	1,240,000	16,118,000	81,000	1,261,000	16,178,000	17,439,000	(2,151,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	100,000	1,262,000	10,029,000	11,291,000	(1,321,000)	2011	12/01/15
Paddock Springs	Warsaw, IN	8,912,000	488,000	—	10,597,000	654,000	10,431,000	11,085,000	(557,000)	2019	02/01/19
Amber Manor Care Center	Petersburg, IN	5,725,000	446,000	6,063,000	322,000	494,000	6,337,000	6,831,000	(908,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	576,000	1,291,000	7,515,000	8,806,000	(1,058,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	98,000	265,000	4,061,000	4,326,000	(569,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	16,798,000	587,000	15,575,000	901,000	788,000	16,275,000	17,063,000	(2,187,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	402,000	700,000	3,063,000	3,763,000	(463,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	10,271,000	1,624,000	19,859,000	21,483,000	(1,506,000)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	567,000	12,716,000	116,000	567,000	12,832,000	13,399,000	(1,707,000)	2008	12/01/15
Westlake Health Campus	Commerce, MI	14,661,000	815,000	13,502,000	(232,000)	541,000	13,544,000	14,085,000	(1,814,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	20,368,000	931,000	14,114,000	2,836,000	2,039,000	15,842,000	17,881,000	(2,372,000)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	1,598,000	1,320,000	11,257,000	12,577,000	(1,564,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	5,377,000	348,000	2,710,000	170,000	348,000	2,880,000	3,228,000	(389,000)	1969	12/01/15

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Oaks at Woodfield	Grand Blanc, MI	(c)	$897,000	$12,270,000	$245,000	$1,080,000	$12,332,000	$13,412,000	$(1,683,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	159,000	567,000	13,289,000	13,856,000	(1,809,000)	2012	12/01/15
Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	128,000	238,000	5,564,000	5,802,000	(759,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	(c)	880,000	1,803,000	1,039,000	1,297,000	2,425,000	3,722,000	(374,000)	1978	12/01/15
Richland Manor	Bluffton, OH	$—	224,000	2,200,000	(1,826,000)	224,000	374,000	598,000	(367,000)	1940	12/01/15
River Terrace Health Campus	Madison, IN	(c)	—	13,378,000	3,932,000	8,000	17,302,000	17,310,000	(2,214,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	11,736,000	467,000	14,532,000	913,000	518,000	15,394,000	15,912,000	(2,060,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	20,117,000	2,337,000	26,524,000	1,618,000	2,445,000	28,034,000	30,479,000	(3,748,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	14,451,000	1,118,000	14,736,000	1,284,000	1,126,000	16,012,000	17,138,000	(2,229,000)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	15,295,000	1,219,000	18,557,000	1,386,000	1,373,000	19,789,000	21,162,000	(2,693,000)	2000	06/30/16
Autumn Woods Health Campus	New Albany, IN	(c)	1,016,000	13,414,000	1,425,000	1,031,000	14,824,000	15,855,000	(2,200,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	9,389,000	783,000	11,880,000	1,119,000	874,000	12,908,000	13,782,000	(1,894,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	(c)	102,000	8,435,000	3,574,000	205,000	11,906,000	12,111,000	(1,802,000)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	9,702,000	980,000	10,970,000	686,000	1,016,000	11,620,000	12,636,000	(1,527,000)	2012	08/16/16
The Willows at Citation	Lexington, KY	(c)	826,000	10,017,000	629,000	849,000	10,623,000	11,472,000	(1,383,000)	2014	08/16/16
The Willows at East Lansing	East Lansing, MI	16,766,000	1,449,000	15,161,000	1,312,000	1,496,000	16,426,000	17,922,000	(2,304,000)	2014	08/16/16
The Willows at Howell	Howell, MI	(c)	1,051,000	12,099,000	6,568,000	1,116,000	18,602,000	19,718,000	(1,801,000)	2015	08/16/16
The Willows at Okemos	Okemos, MI	7,684,000	1,171,000	12,326,000	786,000	1,210,000	13,073,000	14,283,000	(1,917,000)	2014	08/16/16
Shelby Crossing Health Campus	Macomb, MI	17,620,000	2,533,000	18,440,000	1,969,000	2,612,000	20,330,000	22,942,000	(3,040,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	7,141,000	355,000	9,696,000	446,000	373,000	10,124,000	10,497,000	(1,315,000)	2014	08/16/16

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Oaks at Northpointe	Zanesville, OH	(c)	$624,000	$11,665,000	$989,000	$650,000	$12,628,000	$13,278,000	$(1,753,000)	2013	08/16/16
The Oaks at Bethesda	Zanesville, OH	$4,663,000	714,000	10,791,000	673,000	743,000	11,435,000	12,178,000	(1,510,000)	2013	08/16/16
White Oak Health Campus	Monticello, IN	(c)	1,005,000	13,207,000	—	1,005,000	13,207,000	14,212,000	(800,000)	2010	09/23/16 and 07/30/20
Woodmont Health Campus	Boonville, IN	8,006,000	790,000	9,633,000	859,000	880,000	10,402,000	11,282,000	(1,511,000)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	(c)	1,776,000	21,420,000	1,351,000	1,000	24,546,000	24,547,000	(3,329,000)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,674,000	764,000	9,209,000	860,000	826,000	10,007,000	10,833,000	(1,415,000)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	11,815,000	1,740,000	13,422,000	553,000	1,775,000	13,940,000	15,715,000	(1,571,000)	2012	02/01/17
The Lakes at Monclova	Monclova, OH	15,933,000	2,869,000	12,855,000	8,863,000	2,989,000	21,598,000	24,587,000	(1,835,000)	2013	02/01/17
The Willows at Willard	Willard, OH	(c)	610,000	12,256,000	9,461,000	186,000	22,141,000	22,327,000	(2,087,000)	2012	02/01/17
Pickerington Health Campus	Pickerington, OH	—	756,000	—	15,584,000	866,000	15,474,000	16,340,000	(473,000)	2019	11/03/17
Lakeland Rehab and Health Center	Milford, IN	—	306,000	2,727,000	(2,683,000)	350,000	—	350,000	—	1973	12/01/15
Westlake Health Campus — Commerce Villa	Commerce, MI	(c)	261,000	6,610,000	1,226,000	553,000	7,544,000	8,097,000	(721,000)	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	15,994,000	2,065,000	11,510,000	11,606,000	3,284,000	21,897,000	25,181,000	(1,485,000)	2016	11/30/17
The Meadows of Ottawa	Ottawa, OH	(c)	695,000	7,752,000	605,000	728,000	8,324,000	9,052,000	(856,000)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	10,856,000	930,000	7,635,000	1,489,000	1,089,000	8,965,000	10,054,000	(600,000)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	12,856,000	1,654,000	7,494,000	2,647,000	1,663,000	10,132,000	11,795,000	(1,254,000)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	9,440,000	1,538,000	8,637,000	376,000	1,563,000	8,988,000	10,551,000	(580,000)	2017	07/20/18
Trilogy Real Estate Gahanna, LLC	Gahanna, OH	13,501,000	1,146,000	—	16,939,000	1,202,000	16,883,000	18,085,000	(76,000)	2020	11/13/20
Oaks at Byron Center	Byron Center, MI	14,083,000	2,000,000	—	15,789,000	2,193,000	15,596,000	17,789,000	(211,000)	2020	07/08/20

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Harrison Springs Health Campus	Corydon, IN	(c)	$1,653,000	$11,487,000	$58,000	$1,653,000	$11,545,000	$13,198,000	$(499,000)	2016	09/04/19
The Cloister at Silvercrest	New Albany, IN	$—	139,000	634,000	—	139,000	634,000	773,000	(20,000)	1940	10/01/19
Trilogy Healthcare of Ferdinand II, LLC	Ferdinand, IN	11,394,000	—	—	14,589,000	—	14,589,000	14,589,000	(407,000)	2019	11/19/19
Trilogy Healthcare of Hilliard, LLC	Hilliard, OH	—	1,702,000	—	7,757,000	1,702,000	7,757,000	9,459,000	—	—	02/11/20
Forest Springs Health Campus	Louisville, KY	(c)	964,000	16,691,000	—	964,000	16,691,000	17,655,000	(199,000)	2015	07/30/20
Trilogy Real Estate Butler II, LLC	Liberty Township, OH	—	1,147,000	—	257,000	1,147,000	257,000	1,404,000	—	—	10/30/20
Gateway Springs Health Campus	Hamilton, OH	8,116,000	1,277,000	—	10,923,000	1,404,000	10,796,000	12,200,000	—	2020	12/28/20
Trilogy Real Estate Hamilton III, LLC	Harrison, OH	7,677,000	1,750,000	—	15,536,000	1,763,000	15,523,000	17,286,000	—	—	—
Trilogy Real Estate Kent II, LLC	Grand Rapids, MI	7,709,000	767,000	—	15,982,000	767,000	15,982,000	16,749,000	—	—	—
		$834,026,000	$195,061,000	$2,071,675,000	$306,873,000	$200,814,000	$2,372,795,000	$2,573,609,000	$(344,050,000)

Leased properties(d)		$—	$306,000	$71,362,000	$112,236,000	$1,456,000	$182,448,000	$183,904,000	$(81,001,000)
Construction in progress		—	—	—	4,759,000	479,000	4,280,000	4,759,000	(221,000)
		$834,026,000	$195,367,000	$2,143,037,000	$423,868,000	$202,749,000	$2,559,523,000	$2,762,272,000	$(425,272,000)
___________
(a)We own 100% of our properties as of December 31, 2020, with the exception of Trilogy, Lakeview IN Medical Plaza and Southlake TX Hospital.
(b)The cost capitalized subsequent to acquisition is shown net of dispositions and impairments.
(c)These properties are used as collateral for the secured revolver portion of the 2019 Trilogy Credit Facility, which had an outstanding balance of $287,134,000 as of December 31, 2020. See Note 8, Lines of Credit and Term Loans — 2019 Trilogy Credit Facility, for a further discussion.
(d)Represents furniture, fixtures, equipment, land and improvements associated with properties under operating leases.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020
(e)     The changes in total real estate for the years ended December 31, 2020, 2019 and 2018 are as follows:

Amount
Balance — December 31, 2017	$2,336,208,000
Acquisitions	60,751,000
Additions	87,061,000
Dispositions and impairments	(4,142,000)
Foreign currency translation adjustment	(2,503,000)
Balance — December 31, 2018	$2,477,375,000
Acquisitions	$32,330,000
Additions	114,078,000
Dispositions	(8,050,000)
Foreign currency translation adjustment	2,875,000
Balance — December 31, 2019	$2,618,608,000
Acquisitions	$31,157,000
Additions	129,254,000
Dispositions and impairments	(18,718,000)
Foreign currency translation adjustment	1,971,000
Balance — December 31, 2020	$2,762,272,000
(f)     As of December 31, 2020, the aggregate cost of our properties was $2,627,228,000 for federal income tax purposes.
(g)     The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

Amount
Balance — December 31, 2017	$172,950,000
Additions	83,309,000
Dispositions	(1,603,000)
Foreign currency translation adjustment	38,000
Balance — December 31, 2018	$254,694,000
Additions	$90,914,000
Dispositions	(7,614,000)
Foreign currency translation adjustment	(96,000)
Balance — December 31, 2019	$337,898,000
Additions	$91,617,000
Dispositions and impairments	(4,530,000)
Foreign currency translation adjustment	287,000
Balance — December 31, 2020	$425,272,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST
December 31, 2020

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-229427) filed January 30, 2019 and incorporated herein by reference)

4.2
Description of Registered Securities, pursuant to Section 12 of the Securities Exchange Act of 1934 (included as Exhibit 4.2 to our Annual Report on Form 10-K (File No. 000-55434) filed March 26, 2020 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.2
Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.5 to Pre-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-186073) filed April 10, 2013 and incorporated herein by reference)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.6 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-186073) filed June 6, 2013 and incorporated herein by reference)

10.4
Third Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.7 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-186073) filed November 8, 2013 and incorporated herein by reference)

10.5
Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 26, 2014 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.6
Form of Indemnification Agreement between Griffin-American Healthcare REIT III, Inc. and Indemnitee made effective as of January 17, 2013 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

10.7
Griffin-American Healthcare REIT III, Inc. 2013 Incentive Plan (including the 2013 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 333-186073) filed May 7, 2014 and incorporated herein by reference)

10.8
Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed December 19, 2016 and incorporated herein by reference)

10.9
Amendment No. 1 to Second Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55434) filed March 21, 2019 and incorporated herein by reference)

10.10
First Amendment to Credit Agreement by and among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., Subsidiary Guarantors, Lenders and Bank of America, N.A., dated July 28, 2020 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed August 3, 2020 and incorporated herein by reference)

10.11
Confirmation of swap transaction, dated August 27, 2020 from Fifth Third Bank, National Association to Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55434) filed September 1, 2020 and incorporated herein by reference)

21.1*	Subsidiaries of Griffin-American Healthcare REIT III, Inc.

23.1*	Consent of Deloitte & Touche LLP

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
EXHIBITS LIST — (Continued)
December 31, 2020

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

99.1*
Amendment to Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 22, 2021

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: March 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 25, 2021

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2021

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 25, 2021

By	/s/ HAROLD H. GREENE	Director
Harold H. Greene

Date: March 25, 2021

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 25, 2021

By	/s/ J. GRAYSON SANDERS	Director
J. Grayson Sanders

Date: March 25, 2021