Form 10-Q
period 2021-03-31
Griffin-American Healthcare REIT III, Inc.
filed 2021-05-17
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 14, 2021, there were 193,889,872 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 and December 31, 2020
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, net	$2,409,943,000	$2,330,000,000
Debt security investment, net	76,685,000	75,851,000
Cash and cash equivalents	89,995,000	113,212,000
Accounts and other receivables, net	121,359,000	124,556,000
Restricted cash	39,711,000	38,978,000
Identified intangible assets, net	153,523,000	154,687,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	143,239,000	203,988,000
Other assets, net	120,262,000	118,356,000
Total assets	$3,230,026,000	$3,234,937,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$912,883,000	$810,478,000
Lines of credit and term loan(1)	842,234,000	843,634,000
Accounts payable and accrued liabilities(1)	170,033,000	186,651,000
Accounts payable due to affiliates(1)	2,426,000	8,026,000
Identified intangible liabilities, net	320,000	367,000
Financing obligations(1)	20,080,000	28,425,000
Operating lease liabilities(1)	136,655,000	193,634,000
Security deposits, prepaid rent and other liabilities(1)	86,940,000	88,899,000
Total liabilities	2,171,571,000	2,160,114,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	40,382,000	40,340,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 193,889,872 shares issued and outstanding as of both March 31, 2021 and December 31, 2020	1,939,000	1,939,000
Additional paid-in capital	1,730,096,000	1,730,448,000
Accumulated deficit	(876,118,000)	(864,271,000)
Accumulated other comprehensive loss	(1,939,000)	(2,008,000)
Total stockholders’ equity	853,978,000	866,108,000
Noncontrolling interests (Note 13)	164,095,000	168,375,000
Total equity	1,018,073,000	1,034,483,000
Total liabilities, redeemable noncontrolling interests and equity	$3,230,026,000	$3,234,937,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2021 and December 31, 2020
(Unaudited)
___________
(1)Such liabilities of Griffin-American Healthcare REIT III, Inc. as of March 31, 2021 and December 31, 2020 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $560,500,000 and $556,500,000 as of March 31, 2021 and December 31, 2020, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues and grant income:
Resident fees and services	$253,026,000	$289,926,000
Real estate revenue	30,023,000	30,118,000
Grant income	8,229,000	—
Total revenues and grant income	291,278,000	320,044,000
Expenses:
Property operating expenses	245,142,000	255,740,000
Rental expenses	8,055,000	8,170,000
General and administrative	7,257,000	6,574,000
Business acquisition expenses	1,248,000	234,000
Depreciation and amortization	25,723,000	25,087,000
Total expenses	287,425,000	295,805,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(20,365,000)	(18,534,000)
Gain (loss) in fair value of derivative financial instruments	1,821,000	(8,183,000)
Loss on disposition of real estate investment	(335,000)	—
Impairment of real estate investments	—	(5,102,000)
Loss from unconsolidated entities	(1,771,000)	(904,000)
Foreign currency gain (loss)	415,000	(3,065,000)
Other income	272,000	555,000
Loss before income taxes	(16,110,000)	(10,994,000)
Income tax (expense) benefit	(163,000)	3,211,000
Net loss	(16,273,000)	(7,783,000)
Less: net loss (income) attributable to noncontrolling interests	4,426,000	(2,127,000)
Net loss attributable to controlling interest	$(11,847,000)	$(9,910,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.06)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	193,856,872	194,844,516

Net loss	$(16,273,000)	$(7,783,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	69,000	(533,000)
Total other comprehensive income (loss)	69,000	(533,000)
Comprehensive loss	(16,204,000)	(8,316,000)
Less: comprehensive loss (income) attributable to noncontrolling interests	4,426,000	(2,127,000)
Comprehensive loss attributable to controlling interest	$(11,778,000)	$(10,443,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2020	193,889,872	$1,939,000	$1,730,448,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Amortization of nonvested common stock compensation	—	—	27,000	—	—	27,000	—	27,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(176,000)	(176,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(378,000)	—	—	(378,000)	(148,000)	(526,000)
Net loss	—	—	—	(11,847,000)	—	(11,847,000)	(3,942,000)	(15,789,000)	(1)
Other comprehensive income	—	—	—	—	69,000	69,000	—	69,000
BALANCE — March 31, 2021	193,889,872	$1,939,000	$1,730,096,000	$(876,118,000)	$(1,939,000)	$853,978,000	$164,095,000	$1,018,073,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Issuance of common stock under the DRIP	1,398,021	14,000	13,127,000	—	—	13,141,000	—	13,141,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—	43,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,000)	(4,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(11,000)	—	—	(11,000)	(4,000)	(15,000)
Distributions declared ($0.15 per share)	—	—	—	(29,154,000)	—	(29,154,000)	—	(29,154,000)
Net (loss) income	—	—	—	(9,910,000)	—	(9,910,000)	1,899,000	(8,011,000)	(1)
Other comprehensive loss	—	—	—	—	(533,000)	(533,000)	—	(533,000)
BALANCE — March 31, 2020	195,365,495	$1,953,000	$1,741,580,000	$(866,614,000)	$(2,788,000)	$874,131,000	$159,999,000	$1,034,130,000
___________
(1)For the three months ended March 31, 2021 and 2020, amounts exclude $(484,000) and $228,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,273,000)	$(7,783,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,723,000	25,087,000
Other amortization	5,955,000	7,689,000
Deferred rent	(1,023,000)	(1,096,000)
Stock based compensation	(14,000)	195,000
Stock based compensation — nonvested restricted common stock	27,000	43,000
Loss from unconsolidated entities	1,771,000	904,000
Loss on disposition of real estate investment	335,000	—
Foreign currency (gain) loss	(416,000)	3,007,000
Deferred income taxes	—	(3,329,000)
Loss on debt extinguishment	2,288,000	—
Change in fair value of derivative financial instruments	(1,821,000)	8,183,000
Impairment of real estate investments	—	5,102,000
Changes in operating assets and liabilities:
Accounts and other receivables	3,203,000	5,039,000
Other assets	(4,440,000)	(3,104,000)
Accounts payable and accrued liabilities	(10,891,000)	(6,090,000)
Accounts payable due to affiliates	(5,160,000)	(35,000)
Operating lease liabilities	(4,358,000)	(6,033,000)
Security deposits, prepaid rent and other liabilities	(161,000)	(1,896,000)
Net cash (used in) provided by operating activities	(5,255,000)	25,883,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(78,542,000)	(1,478,000)
Developments and capital expenditures	(29,196,000)	(37,217,000)
Proceeds from disposition of real estate investment	1,248,000	—
Investments in unconsolidated entities	(325,000)	(350,000)
Real estate and other deposits	(26,000)	(173,000)
Net cash used in investing activities	(106,841,000)	(39,218,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	205,826,000	8,239,000
Payments on mortgage loans payable	(3,480,000)	(3,137,000)
Early payoff of mortgage loans payable	(101,734,000)	—
Borrowings under the lines of credit and term loan	16,600,000	28,500,000
Payments on the lines of credit and term loan	(18,000,000)	(10,000,000)
Deferred financing costs	(799,000)	(849,000)
Debt extinguishment costs	(125,000)	—
Payments on financing obligations	(8,481,000)	(1,615,000)
Distributions paid	—	(16,032,000)
Distributions to noncontrolling interests	(172,000)	—
Security deposits and other	(30,000)	(3,000)
Net cash provided by financing activities	89,605,000	5,103,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(22,491,000)	$(8,232,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,000	(134,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	152,190,000	89,880,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$129,706,000	$81,514,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$113,212,000	$53,149,000
Restricted cash	38,978,000	36,731,000
Cash, cash equivalents and restricted cash	$152,190,000	$89,880,000

End of period:
Cash and cash equivalents	$89,995,000	$44,683,000
Restricted cash	39,711,000	36,831,000
Cash, cash equivalents and restricted cash	$129,706,000	$81,514,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16,079,000	$17,181,000
Income taxes	$169,000	$111,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued developments and capital expenditures	$16,020,000	$22,579,000
Capital expenditures from financing obligations	$136,000	$—
Tenant improvement overage	$41,000	$896,000
Net decrease in other assets in connection with our acquisitions and disposition of real estate investments	$(186,000)	$—
Financing Activities:
Issuance of common stock under the DRIP	$—	$13,141,000
Distributions declared but not paid	$—	$9,955,000
Reclassification of noncontrolling interests to mezzanine equity	$—	$195,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
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
We raised $1,842,618,000 through a best efforts initial public offering, or our initial offering, that commenced on February 26, 2014, and issued 184,930,598 shares of our common stock. In addition, during our initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of our initial offering on April 22, 2015, we continued issuing shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 DRIP Offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 DRIP Offering. A total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the coronavirus, or COVID-19, pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board authorizes the reinstatement of such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of March 31, 2021, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings. In October 2020, our board established a special committee of our board, or our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2021, we owned and/or operated 96 properties, comprising 100 buildings, and 120 integrated senior health campuses including completed development projects, or approximately 14,105,000 square feet of gross leasable area, for an aggregate contract purchase price of $3,172,649,000. In addition, as of March 31, 2021, we also owned a real estate-related investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both March 31, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both March 31, 2021 and December 31, 2020, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, revenues and grant income, allowance for credit losses, impairment of goodwill and long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31,
	2021			2020
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Over time	$188,258,000	$19,459,000	$207,717,000	$213,266,000	$21,260,000	$234,526,000
Point in time	44,968,000	341,000	45,309,000	54,528,000	872,000	55,400,000
Total resident fees and services	$233,226,000	$19,800,000	$253,026,000	$267,794,000	$22,132,000	$289,926,000
The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2021			2020
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$106,110,000	$19,419,000	$125,529,000	$128,267,000	$21,700,000	$149,967,000
Medicare	84,283,000	—	84,283,000	87,219,000	—	87,219,000
Medicaid	42,833,000	381,000	43,214,000	52,308,000	432,000	52,740,000
Total resident fees and services	$233,226,000	$19,800,000	$253,026,000	$267,794,000	$22,132,000	$289,926,000
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2021	$36,125,000	$36,479,000	$14,473,000	$87,077,000
Ending balance — March 31, 2021	37,648,000	31,119,000	18,563,000	87,330,000
Increase/(decrease)	$1,523,000	$(5,360,000)	$4,090,000	$253,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2021	$10,597,000
Ending balance — March 31, 2021	11,732,000
Increase	$1,135,000
In addition to the deferred revenue above, we received approximately $52,322,000 of Medicare advance payments during 2020 through an expanded program of the Centers for Medicare & Medicaid Services that was intended to expedite cash flow to qualified healthcare providers in response to the impact of the COVID-19 pandemic. Such amounts are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets, and will be recognized in resident fees and services revenue once our recoupment period commences in the second quarter of 2021.
Tenant and Resident Receivables and Allowances
Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2021 and December 31, 2020, we had $8,833,000 and $9,466,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the three months ended March 31, 2021 and 2020, we increased allowances by $2,478,000 and $3,826,000, respectively, and reduced allowances for collections or adjustments by $1,505,000 and $2,478,000, respectively. For the three months ended March 31, 2021 and 2020, $1,606,000 and $1,974,000, respectively, of our receivables were written off against the related allowances.
Impairment of Long-Lived Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following: (i) significant negative industry or economic trends; (ii) a significant underperformance relative to historical or projected future operating results; and (iii) a significant change in the extent or manner in which the asset is used or significant physical change in the asset. If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize an impairment loss at the time we make any such determination.
No impairment charges on long-lived assets were recognized for the three months ended March 31, 2021. For the three months ended March 31, 2020, we determined that one skilled nursing facility was impaired, and as such, we recognized an impairment charge of $3,711,000. The fair value of such property was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, and adjusted for anticipated selling costs, which is considered a Level 2 measurement within the fair value hierarchy. As of December 31, 2020, the remaining $1,056,000 carrying value of such skilled nursing facility was classified in properties held for sale, and we subsequently disposed of such property in February 2021 for a contract sales price of $1,300,000 and recognized a net loss on sale of $335,000. For the three months ended March 31, 2021, our advisor agreed to waive the $26,000 disposition fee for such disposition of a skilled nursing facility that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee. For the three months ended March 31, 2020, we did not incur any disposition fees to our advisor or its affiliates.
Properties Held for Sale
A property or a group of properties is reported in discontinued operations in our condensed consolidated statements of operations and comprehensive loss for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated.
Our properties held for sale are included in other assets, net in our accompanying condensed consolidated balance sheets. We did not recognize impairment charges on properties held for sale for the three months ended March 31, 2021. For the three months ended March 31, 2020, we determined that the fair value of one integrated senior health campus that was held for sale was lower than its carrying amount, and as such, we recognized an impairment charge of $1,391,000 to reduce the carrying value of such asset to $350,000. The fair value of such property was determined by the sales price from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy.
Accounts Payable and Accrued Liabilities
As of March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities primarily includes reimbursement of payroll-related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $48,517,000 and $46,540,000, respectively, insurance reserves of $35,188,000 and $36,251,000, respectively, accrued property taxes of $16,401,000 and $14,521,000, respectively, and accrued developments and capital expenditures to unaffiliated third parties of $15,672,000 and $21,508,000, respectively.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Building, improvements and construction in process	$2,459,700,000	$2,379,337,000
Land and improvements	215,826,000	200,319,000
Furniture, fixtures and equipment	182,730,000	174,994,000
	2,858,256,000	2,754,650,000
Less: accumulated depreciation	(448,313,000)	(424,650,000)
	$2,409,943,000	$2,330,000,000
Depreciation expense for the three months ended March 31, 2021 and 2020 was $24,190,000 and $22,742,000, respectively. For the three months ended March 31, 2021, we incurred capital expenditures of $19,189,000 for our integrated senior health campuses, $3,537,000 for our medical office buildings and $410,000 for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our hospitals, senior housing and skilled nursing facilities for the three months ended March 31, 2021.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the three months ended March 31, 2021, we completed the development of one property for $17,007,000 and we exercised our right to purchase a leased property that cost $11,004,000 to develop. In addition, for the three months ended March 31, 2021, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, also acquired a land parcel in Indiana for a contract purchase price of $175,000 plus closing costs.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions of Previously Leased Real Estate Investments
For the three months ended March 31, 2021, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of acquisition, acquired a portfolio of six previously leased real estate investments located in Indiana and Ohio. The following is a summary of such property acquisitions for the three months ended March 31, 2021, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(1)	Acquisition Fee(2)
Kendallville, IN; and Delphos, Lima, Springfield, Sylvania and Union Township, OH	01/19/21	$76,549,000	$78,587,000	$1,164,000
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
For the three months ended March 31, 2021, we accounted for our property acquisitions as asset acquisitions. We incurred and capitalized acquisition fees and direct acquisition related expenses of $1,814,000 for such acquisitions. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $57,647,000 of operating lease right-of-use assets and $54,564,000 of operating lease liabilities, and based on their relative fair values:

2021 Acquisitions
Building and improvements	$66,167,000
Land and improvements	16,038,000
Total assets acquired	$82,205,000
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
As of March 31, 2021 and December 31, 2020, the carrying amount of the debt security investment was $76,685,000 and $75,851,000, respectively, net of unamortized closing costs of $1,158,000 and $1,205,000, respectively. Accretion on the debt security for the three months ended March 31, 2021 and 2020 was $881,000 and $799,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended March 31, 2021 and 2020 was $47,000 and $40,000, respectively, which is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated the debt security investment for expected future credit loss by considering credit quality indicators such as the agency ratings and the underlying collateral of such investment. No credit loss was recorded for both the three months ended March 31, 2021 and 2020.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Amortized intangible assets:
In-place leases, net of accumulated amortization of $22,504,000 and $22,019,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 9.3 years and 9.4 years as of March 31, 2021 and December 31, 2020, respectively)	$22,735,000	$23,760,000
Customer relationships, net of accumulated amortization of $523,000 and $486,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 15.4 years and 15.7 years as of March 31, 2021 and December 31, 2020, respectively)	2,317,000	2,354,000
Above-market leases, net of accumulated amortization of $1,740,000 and $1,975,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 4.5 years and 4.6 years as of March 31, 2021 and December 31, 2020, respectively)	948,000	1,032,000
Internally developed technology and software, net of accumulated amortization of $329,000 and $305,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 1.4 years and 1.7 years as of March 31, 2021 and December 31, 2020, respectively)	141,000	165,000
Unamortized intangible assets:
Certificates of need	96,595,000	96,589,000
Trade names	30,787,000	30,787,000
	$153,523,000	$154,687,000
Amortization expense for the three months ended March 31, 2021 and 2020 was $1,196,000 and $2,106,000, respectively, which included $83,000 and $112,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 9.7 years as of both March 31, 2021 and December 31, 2020. As of March 31, 2021, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$3,444,000
2022	3,910,000
2023	3,141,000
2024	2,725,000
2025	2,212,000
Thereafter	10,709,000
$26,141,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Deferred rent receivables	$39,489,000	$38,918,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	24,463,000	16,618,000
Inventory	20,215,000	24,669,000
Investments in unconsolidated entities	14,986,000	16,469,000
Lease commissions, net of accumulated amortization of $3,822,000 and $3,413,000 as of March 31, 2021 and December 31, 2020, respectively	11,878,000	11,309,000
Deferred financing costs, net of accumulated amortization of $6,775,000 and $5,700,000 as of March 31, 2021 and December 31, 2020, respectively(1)	5,810,000	6,864,000
Lease inducement, net of accumulated amortization of $1,579,000 and $1,491,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 9.7 years and 9.9 years as of March 31, 2021 and December 31, 2020, respectively)	3,421,000	3,509,000
	$120,262,000	$118,356,000
___________
(1)Deferred financing costs only include costs related to our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan.
Amortization expense on deferred financing costs of our lines of credit and term loan for the three months ended March 31, 2021 and 2020 was $1,075,000 and $760,000, respectively, and is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on lease inducement for both the three months ended March 31, 2021 and 2020 was $88,000, and is recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
7. Mortgage Loans Payable, Net
As of March 31, 2021 and December 31, 2020, mortgage loans payable were $934,637,000 ($912,883,000, net of discount/premium and deferred financing costs) and $834,026,000 ($810,478,000, net of discount/premium and deferred financing costs), respectively. As of March 31, 2021, we had 62 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of March 31, 2021 and a weighted average effective interest rate of 3.46%. As of December 31, 2020, we had 62 fixed-rate mortgage loans payable and 10 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.23% per annum based on interest rates in effect as of December 31, 2020 and a weighted average effective interest rate of 3.58%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Total fixed-rate debt	$741,724,000	$742,686,000
Total variable-rate debt	192,913,000	91,340,000
Total fixed- and variable-rate debt	934,637,000	834,026,000
Less: deferred financing costs, net	(8,798,000)	(10,389,000)
Add: premium	178,000	204,000
Less: discount	(13,134,000)	(13,363,000)
Mortgage loans payable, net	$912,883,000	$810,478,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$810,478,000	$792,870,000
Additions:
Borrowings under mortgage loans payable	205,826,000	8,239,000
Amortization of deferred financing costs	2,627,000	395,000
Amortization of discount/premium on mortgage loans payable	203,000	208,000
Deductions:
Early payoff of mortgage loans payable	(101,734,000)	—
Scheduled principal payments on mortgage loans payable	(3,480,000)	(3,137,000)
Deferred financing costs	(1,037,000)	(801,000)
Ending balance	$912,883,000	$797,774,000
On January 29, 2021, we refinanced 10 mortgage loan payables that were due to mature in 2053. We incurred an aggregate loss on such debt extinguishments of $2,288,000, primarily related to the write-off of unamortized deferred financing costs, which is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020, we did not incur any loss on the extinguishment of mortgage loans payable.
As of March 31, 2021, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2021	$30,611,000
2022	63,255,000
2023	106,614,000
2024	159,291,000
2025	22,694,000
Thereafter	552,172,000
$934,637,000
8. Lines of Credit and Term Loan
2019 Corporate Line of Credit
We, through our operating partnership and certain of our subsidiaries, entered into a credit agreement, as amended, or the 2019 Corporate Credit Agreement, with Bank of America, N.A., or Bank of America; KeyBank, National Association, or KeyBank; Citizens Bank, National Association; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured revolving credit facility in an aggregate amount of $150,000,000 and a senior unsecured term loan facility in an aggregate amount of $480,000,000. The maximum principal amount of the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to certain conditions. The 2019 Corporate Line of Credit matures on January 25, 2022, and may be extended for one 12-month period during the term of the 2019 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee.
At our option, the 2019 Corporate Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate, as defined in the 2019 Corporate Credit Agreement, plus (ii) a margin ranging from 1.85% to 2.80% based on our Consolidated Leverage Ratio, as defined in the 2019 Corporate Credit Agreement, or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2019 Corporate Credit Agreement, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.85% to 1.80% based on our Consolidated Leverage Ratio.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both March 31, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of March 31, 2021 and December 31, 2020, borrowings outstanding under the 2019 Corporate Line of Credit totaled $560,500,000 and $556,500,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.66% and 2.70% per annum, respectively.
2019 Trilogy Credit Facility
We, through Trilogy RER, LLC and certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC, entered into an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, with KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, to amend and restate the terms of an existing credit agreement in order to obtain a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions. The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Agreement, subject to the satisfaction of certain conditions, including payment of an extension fee.
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
As of both March 31, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of March 31, 2021 and December 31, 2020, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $281,734,000 and $287,134,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.86% and 2.94% per annum, respectively.
Both the 2019 Corporate Credit Agreement and the 2019 Trilogy Credit Agreement contain various financial covenants. We were in compliance with such covenants as of March 31, 2021.
9. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with one variable-rate mortgage loan payable and our variable-rate term loan. We record such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2021 and December 31, 2020, which are included in other assets, net, or security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$—	$—
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(4,035,000)	(5,245,000)
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(1,969,000)	(2,561,000)
Swap	100,000,000	one month LIBOR	0.20%	01/25/22	(51,000)	(71,000)
					$(6,055,000)	$(7,877,000)
As of March 31, 2021 and December 31, 2020, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended March 31, 2021 and 2020, we recorded $1,821,000 and $(8,183,000), respectively, as a decrease/(increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of March 31, 2021 and December 31, 2020, identified intangible liabilities, net consisted of below-market leases of $320,000 and $367,000, respectively, net of accumulated amortization of $811,000 and $834,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2021 and 2020 was $47,000 and $93,000, respectively, which is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 2.4 years and 2.6 years as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, estimated amortization expense on below-market leases for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$133,000
2022	89,000
2023	71,000
2024	27,000
2025	—
Thereafter	—
$320,000
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
12. Redeemable Noncontrolling Interests
As of both March 31, 2021 and December 31, 2020, our advisor owned all of the 222 limited partnership units outstanding in our operating partnership. As of both March 31, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both March 31, 2021 and December 31, 2020, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% of the outstanding equity interests of Trilogy. As of both March 31, 2021 and December 31, 2020, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$40,340,000	$44,105,000
Reclassification from equity	—	195,000
Adjustment to redemption value	526,000	15,000
Net (loss) income attributable to redeemable noncontrolling interests	(484,000)	228,000
Ending balance	$40,382,000	$44,543,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both March 31, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. As of both March 31, 2021 and December 31, 2020, our advisor owned 22,222 shares of our common stock. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
Through March 31, 2021, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 35,059,456 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 26,257,404 shares of our common stock under our share repurchase plan and granted an aggregate of 135,000 shares of our restricted common stock to our independent directors through March 31, 2021. As of both March 31, 2021 and December 31, 2020, we had 193,889,872 shares of our common stock issued and outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance — foreign currency translation adjustments	$(2,008,000)	$(2,255,000)
Net change in current period	69,000	(533,000)
Ending balance — foreign currency translation adjustments	$(1,939,000)	$(2,788,000)
Noncontrolling Interests
As of both March 31, 2021 and December 31, 2020, Trilogy REIT Holdings owned approximately 96.6% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., or GA Healthcare REIT IV. Both GA Healthcare REIT IV and us are co-sponsored by American Healthcare Investors and Griffin Capital. We serve as the managing member of Trilogy REIT Holdings. As of both March 31, 2021 and December 31, 2020, NHI and GA Healthcare REIT IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively. For both the three months ended March 31, 2021 and 2020, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their fair value on the adoption date of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach. For the three months ended March 31, 2021 and 2020, we recognized stock compensation expense related to the Profit Interests of $(14,000) and $195,000, respectively.
There were no canceled, expired or exercised Profit Interests during both the three months ended March 31, 2021 and 2020. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
As of both March 31, 2021 and December 31, 2020, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for both the three months ended March 31, 2021 and 2020.
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000, and therefore as of both March 31, 2021 and December 31, 2020, we owned a 90.6% membership interest in such consolidated limited liability company. For the three months ended March 31, 2021, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

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
On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, our board authorized the temporary suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As a result, our board also approved the suspension of the Amended and Restated DRIP until such time, if any, as our board authorizes the reinstatement of such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020.
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
For the three months ended March 31, 2021 and 2020, $0 and $13,141,000, respectively, in distributions were reinvested and 0 and 1,398,021 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of both March 31, 2021 and December 31, 2020, a total of $327,012,000 in distributions were cumulatively reinvested that resulted in 35,059,456 shares of our common stock being issued pursuant to our DRIP Offerings.
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
Prior to the suspension of the share repurchase plan, our share repurchase plan, as amended, allowed for repurchases of shares of our common stock by us when certain criteria were met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases and other certain conditions, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder were not subject to this cap. Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.

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
For both the three months ended March 31, 2021 and 2020, we did not repurchase any shares. As of both March 31, 2021 and December 31, 2020, we cumulatively repurchased 26,257,404 shares of our common stock for an aggregate of $244,930,000, at an average repurchase price of $9.33 per share.
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2021. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.
Fees and expenses incurred to our affiliates for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Asset management fees(1)	$5,362,000	$5,105,000
Acquisition fees(2)	1,334,000	36,000
Property management fees(3)	654,000	653,000
Development fees(4)	283,000	48,000
Lease fees(5)	265,000	203,000
Operating expenses(6)	63,000	61,000
Construction management fees(7)	12,000	69,000
	$7,973,000	$6,175,000
___________
(1)Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
(2)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
(3)Property management fees are included in rental expenses or general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss, depending on the property type from which the fee was incurred.
(4)Development fees are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
(5)Lease fees are capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(6)We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended March 31, 2021 and 2020, our operating expenses did not exceed such limitations. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
(7)Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations and comprehensive loss, as applicable.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2021 and December 31, 2020:

Fee	March 31, 2021	December 31, 2020
Asset management fees	$1,795,000	$6,958,000
Development fees	278,000	743,000
Property management fees	197,000	197,000
Lease commissions	73,000	27,000
Construction management fees	70,000	91,000
Operating expenses	13,000	10,000
	$2,426,000	$8,026,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$6,055,000	$—	$6,055,000
Warrants	—	—	1,025,000	1,025,000
Total liabilities at fair value	$—	$6,055,000	$1,025,000	$7,080,000

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
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2021 and 2020.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Warrants
As of both March 31, 2021 and December 31, 2020, we have recorded $1,025,000 related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of March 31, 2021 and December 31, 2020, the carrying value is a reasonable estimate of fair value.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$76,685,000	$93,973,000	$75,851,000	$94,033,000
Financial Liabilities:
Mortgage loans payable	$912,883,000	$895,888,000	$810,478,000	$830,049,000
Lines of credit and term loan	$836,424,000	$843,530,000	$836,770,000	$847,048,000
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
The components of income or loss before taxes for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Domestic	$(16,032,000)	$(10,853,000)
Foreign	(78,000)	(141,000)
Loss before income taxes	$(16,110,000)	$(10,994,000)
The components of income tax benefit or expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Federal deferred	$(4,053,000)	$(587,000)
State deferred	(796,000)	(65,000)
Federal current	—	(38,000)
Foreign current	163,000	156,000
Valuation allowances	4,849,000	(2,677,000)
Total income tax expense (benefit)	$163,000	$(3,211,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate located in the United Kingdom, or UK, and Isle of Man.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating loss that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2021 and December 31, 2020, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both March 31, 2021 and December 31, 2020, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended March 31, 2021 and 2020, we recognized $28,667,000 and $28,823,000, respectively, of revenues related to operating lease payments, of which $4,350,000 and $4,450,000, respectively, was for variable lease payments. As of March 31, 2021, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the nine months ended December 31, 2021 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2021	$67,746,000
2022	84,669,000
2023	78,401,000
2024	72,217,000
2025	63,796,000
Thereafter	421,995,000
Total	$788,824,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2090, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of March 31, 2021, we had future lease payments of $44,307,000 for operating leases that had not yet commenced. Such operating leases will commence between fiscal year 2021 and 2022 with lease terms of up to 15 years.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of lease costs were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2021	2020
Operating lease cost(1)	Property operating expenses and rental expenses	$6,337,000	$8,194,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	412,000	535,000
Interest on lease liabilities	Interest expense	118,000	169,000
Total lease cost		$6,867,000	$8,898,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to leases for the periods presented below was as follows:

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	14.6	13.3
Finance leases	3.5	1.3
Weighted average discount rate
Operating leases	5.63%	5.77%
Finance leases	6.97%	5.62%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to finance leases	$118,000	$169,000
Financing cash outflows related to finance leases	$60,000	$507,000
Leased assets obtained in exchange for finance lease liabilities	$138,000	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,628,000
Operating Leases
As of March 31, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2021	$12,647,000
2022	16,847,000
2023	16,814,000
2024	15,819,000
2025	15,465,000
Thereafter	132,307,000
Total operating lease payments	209,899,000
Less: interest	73,244,000
Present value of operating lease liabilities	$136,655,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Finance Leases
As of March 31, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2021	$120,000
2022	56,000
2023	49,000
2024	34,000
2025	31,000
Thereafter	—
Total finance lease payments	290,000
Less: interest	33,000
Present value of finance lease liabilities	$257,000
18. Segment Reporting
As of March 31, 2021, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on disposition of a real estate investment, impairment of real estate investments, foreign currency gain or loss, other income, income or loss from unconsolidated entities and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three months ended March 31, 2021 and 2020 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2021
Revenues and grant income:
Resident fees and services	$233,226,000	$19,800,000	$—	$—	$—	$—	$253,026,000
Real estate revenue	—	—	20,023,000	3,570,000	3,667,000	2,763,000	30,023,000
Grant income	8,229,000	—	—	—	—	—	8,229,000
Total revenues and grant income	241,455,000	19,800,000	20,023,000	3,570,000	3,667,000	2,763,000	291,278,000
Expenses:
Property operating expenses	228,639,000	16,503,000	—	—	—	—	245,142,000
Rental expenses	—	—	7,537,000	15,000	369,000	134,000	8,055,000
Segment net operating income	$12,816,000	$3,297,000	$12,486,000	$3,555,000	$3,298,000	$2,629,000	$38,081,000
Expenses:
General and administrative							$7,257,000
Business acquisition expenses							1,248,000
Depreciation and amortization							25,723,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(20,365,000)
Gain in fair value of derivative financial instruments							1,821,000
Loss on disposition of real estate investment							(335,000)
Loss from unconsolidated entities							(1,771,000)
Foreign currency gain							415,000
Other income							272,000
Loss before income taxes							(16,110,000)
Income tax expense							(163,000)
Net loss							$(16,273,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2020
Revenues:
Resident fees and services	$267,794,000	$22,132,000	$—	$—	$—	$—	$289,926,000
Real estate revenue	—	—	19,598,000	3,406,000	4,363,000	2,751,000	30,118,000
Total revenues	267,794,000	22,132,000	19,598,000	3,406,000	4,363,000	2,751,000	320,044,000
Expenses:
Property operating expenses	239,598,000	16,142,000	—	—	—	—	255,740,000
Rental expenses	—	—	7,638,000	21,000	406,000	105,000	8,170,000
Segment net operating income	$28,196,000	$5,990,000	$11,960,000	$3,385,000	$3,957,000	$2,646,000	$56,134,000
Expenses:
General and administrative							$6,574,000
Business acquisition expenses							234,000
Depreciation and amortization							25,087,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(18,534,000)
Loss in fair value of derivative financial instruments							(8,183,000)
Impairment of real estate investments							(5,102,000)
Loss from unconsolidated entities							(904,000)
Foreign currency loss							(3,065,000)
Other income							555,000
Loss before income taxes							(10,994,000)
Income tax benefit							3,211,000
Net loss							$(7,783,000)
Total assets by reportable segment as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Integrated senior health campuses	$1,886,043,000	$1,886,878,000
Medical office buildings	610,651,000	610,653,000
Senior housing — RIDEA	347,229,000	348,987,000
Senior housing	154,211,000	152,406,000
Skilled nursing facilities	113,907,000	115,941,000
Hospitals	108,314,000	109,663,000
Other	9,671,000	10,409,000
Total assets	$3,230,026,000	$3,234,937,000
As of both March 31, 2021 and December 31, 2020, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
Revenues and grant income:
United States	$289,986,000	$318,846,000
International	1,292,000	1,198,000
	$291,278,000	$320,044,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Real estate investments, net:
United States	$2,359,163,000	$2,279,257,000
International	50,780,000	50,743,000
	$2,409,943,000	$2,330,000,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, accounts and other receivables and restricted cash. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2021, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Indiana accounted for 39.7% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2021, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing, accounted for 46.2%, 29.9%, 10.1%, 6.2%, 4.3% and 3.3%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of March 31, 2021, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our senior housing — RIDEA facilities and integrated senior health campuses operations as of March 31, 2021.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $0 and $7,000, respectively, for the three months ended March 31, 2021 and 2020. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of March 31, 2021 and 2020, there were 33,000 and 46,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both March 31, 2021 and 2020, there were 222 redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 25, 2021. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2021 and December 31, 2020, together with our results of operations and cash flows for the three months ended March 31, 2021 and 2020.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States, or GAAP, policies or guidelines applicable to REITs; the success of our investment strategy; the availability of financing; the negotiation or consummation of any potential strategic transaction evaluated by our special committee of our board of directors, or our special committee; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
We raised $1,842,618,000 through a best efforts initial public offering, or our initial offering, that commenced on February 26, 2014, and issued 184,930,598 shares of our common stock. In addition, during our initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of our initial offering on April 22, 2015, we continued issuing shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 DRIP Offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 DRIP Offering. A total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 DRIP Offering.

On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board authorizes the reinstatement of such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As of March 31, 2021, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See the “Liquidity and Capital Resources” section below for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Colony Capital, or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
In October 2020, our board established our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. There can be no assurance that this strategic alternative review process will result in a transaction being pursued or if pursued, that any such transaction would ultimately be consummated. For a further discussion, see our Current Report on Form 8-K filed with the SEC on March 19, 2021.
On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $8.55 calculated as of September 30, 2020. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 19, 2021 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of March 31, 2021, we owned and/or operated 96 properties, comprising 100 buildings, and 120 integrated senior health campuses including completed development projects, or approximately 14,105,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,172,649,000. In addition, as of March 31, 2021, we also owned a real estate-related investment purchased for $60,429,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below or included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.

Interim Unaudited Financial Data
For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.
Acquisitions and Disposition in 2021
For a discussion of our acquisitions and disposition of investments in 2021, see Note 2, Summary of Significant Accounting Policies, and Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than the effects of the COVID-19 pandemic discussed below, the strategic alternatives review process and any potential transaction or other corporate action resulting therefrom and other national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. In addition, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.
Impact of the COVID-19 Pandemic
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. The situation continues to present a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus continues to result in a massive strain throughout the healthcare system. To date, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, making it difficult to ascertain the long-term impact it will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement and maintain aggressive protocols at such facilities, as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic, including the temporary suspension of distribution payments and the suspension of the Amended and Restated DRIP and our share repurchase plan for all stockholders. See the “Distributions” section below for a further discussion. We believe that the long-term stability of our portfolio of investments will return once the virus has been controlled. Each type of real estate asset we own has been impacted by the COVID-19 pandemic to varying degrees. In states where lockdown orders have been lifted or modified, the downward trends in our portfolio appear to have somewhat moderated, but we have not yet witnessed a significant rebound.
In the early months of the pandemic, the businesses of our medical office tenants were negatively impacted when many of the states had implemented “stay at home” orders, thereby creating unprecedented revenue pressure on such tenants and their ability to pay rent on a timely basis. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, there remains a risk of reclosures in states where infection rates rise, or where a resurgence of COVID-19 emerges, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities and integrated senior health campuses, we have experienced a significant decline in our resident occupancies largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines, as well as the resurgence of COVID-19 cases that commenced in late 2020 and continued into early 2021. In addition, we continue to experience challenges in attracting prospective residents to such senior housing — RIDEA facilities and campuses because they are choosing to delay moving into communities until the threat posed by the virus has declined. Further, the elimination of elective hospital procedures, which drive post-acute skilled nursing admissions, has significantly impacted our resident occupancy levels of our integrated senior health campuses. During the first quarter of 2021, we began to experience modest growth in resident occupancies in both these segments; however, we anticipate resident occupancy recovery to be slow. Based on information available to management as of April 30, 2021, resident occupancies in both these segments have declined by approximately 19.8% from February through December 2020; however, resident occupancy at such segments has increased by approximately 8.6% since December 2020. At the same time that our managed senior housing — RIDEA facilities and integrated senior health campuses faced a reduction in revenue associated with lower resident occupancies, such properties experienced a dramatic increase in operating costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during the crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of personal protective equipment, or PPE, and other supplies required to maintain health and safety measures and protocols. Such operating expenses at our senior housing — RIDEA facilities and integrated senior health campuses significantly increased from February 2020 through the end of the fourth quarter of 2020, and have since declined through the end of the first quarter of 2021; although, such expenses are still higher than pre-pandemic levels. Since March 2020, our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures discussed above related to occupancy declines and expense increases, which have impacted, and may continue to impact, their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus for our senior housing and skilled nursing facilities for 2021 continues to be on resident occupancy recovery and operating expense management. In addition, since the fourth quarter of 2020, there have been developments around the production, availability and widespread distribution and use of effective COVID-19 vaccines, which we believe will be important to a rebound in our resident occupancy levels over time.
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits, move-ins into senior housing facilities and elective procedures that rely on skilled nursing for rehabilitation, which will eventually drive skilled nursing occupancies higher; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 pandemic levels. The medical community understands COVID-19 far better today than it did just a few months ago, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19, such as the widespread availability and use of effective vaccines, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and integrated senior health campuses, as of March 31, 2021, our properties were 91.7% leased and during the remainder of 2021, 6.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2021, our remaining weighted average lease term was 6.9 years, excluding our senior housing — RIDEA facilities and integrated senior health campuses.
Our combined senior housing — RIDEA facilities and integrated senior health campuses were 68.0% leased for the three months ended March 31, 2021. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing property expansions and developments as well as fixed annual rent escalations on our portfolio of leased properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2021, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.

The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of March 31, 2021, we have collected substantially all of the contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. In addition, substantially all of the contractual rent through March 2021 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent.
Except where otherwise noted, the changes in our consolidated results of operations for 2021 as compared to 2020 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received, as well as the development and expansion of our portfolio of integrated senior health campuses. As of March 31, 2021 and 2020, we owned and/or operated the following types of properties:

	March 31,
	2021			2020
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	120	$1,732,058,000	(1)	118	$1,547,192,000	(1)
Medical office buildings	63	657,885,000	89.1%	64	664,135,000	87.5%
Senior housing — RIDEA	20	433,891,000	(2)	20	433,891,000	(2)
Senior housing	9	89,535,000	100%	9	89,535,000	100%
Skilled nursing facilities	6	119,500,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	220	$3,172,649,000	91.7%	220	$3,002,533,000	90.7%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 67.6% and 83.5% for the three months ended March 31, 2021 and 2020, respectively.
(2)The leased percentage for the resident units of our senior housing — RIDEA facilities was 70.0% and 82.5% for the three months ended March 31, 2021 and 2020, respectively.
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
Revenues and Grant Income
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Resident Fees and Services Revenue
Integrated senior health campuses	$233,226,000	$267,794,000
Senior housing — RIDEA	19,800,000	22,132,000
Total resident fees and services revenue	253,026,000	289,926,000
Real Estate Revenue
Medical office buildings	20,023,000	19,598,000
Skilled nursing facilities	3,667,000	4,363,000
Senior housing	3,570,000	3,406,000
Hospitals	2,763,000	2,751,000
Total real estate revenue	30,023,000	30,118,000
Grant Income
Integrated senior health campuses	8,229,000	—
Total grant income	8,229,000	—
Total revenues and grant income	$291,278,000	$320,044,000

For the three months ended March 31, 2021 and 2020, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three months ended March 31, 2021 and 2020, real estate revenue primarily consisted of base rent and expense recoveries. The $36,900,000 decline in resident fees and services revenue for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to the impact of the COVID-19 pandemic on the operations of our integrated senior health campuses, which resulted in a decline in resident occupancy at such campuses of 15.7% between February 2020 and March 2021. However, for the three months ended March 31, 2021, we recognized $8,229,000 of grant income at our integrated senior health campuses related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, economic stimulus programs. An additional $669,000 of such government grants were received by our integrated senior health campuses as of March 31, 2021, which we have deferred and anticipate to recognize as grant income in the second quarter of 2021.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021		2020
Property Operating Expenses
Integrated senior health campuses	$228,639,000	94.7%	$239,598,000	89.5%
Senior housing — RIDEA	16,503,000	83.3%	16,142,000	72.9%
Total property operating expenses	$245,142,000	93.8%	$255,740,000	88.2%

Rental Expenses
Medical office buildings	$7,537,000	37.6%	$7,638,000	39.0%
Skilled nursing facilities	369,000	10.1%	406,000	9.3%
Hospitals	134,000	4.8%	105,000	3.8%
Senior housing	15,000	0.4%	21,000	0.6%
Total rental expenses	$8,055,000	26.8%	$8,170,000	27.1%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased, non-RIDEA senior housing and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. Property operating expenses for our integrated senior health campuses decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as the result of a decrease in third party management fees due to the significant decline in resident fees and services revenue generated by such facilities. However, as a percentage of resident fees and services revenue and grant income, operating expenses for our integrated senior health campuses has significantly increased which lowered the gross margin of such operating segment.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Asset management and property management oversight fees — affiliates	$5,678,000	$5,105,000
Professional and legal fees	744,000	471,000
Transfer agent services	312,000	325,000
Bank charges	167,000	114,000
Directors’ and officers’ liability insurance	115,000	82,000
Board of directors fees	81,000	77,000
Franchise taxes	70,000	86,000
Postage and delivery	48,000	45,000
Restricted stock compensation	27,000	43,000
Stock compensation expense	(14,000)	195,000
Other	29,000	31,000
Total	$7,257,000	$6,574,000
The increase in general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to an increase in asset management and property management oversight fees as a result of an increase in our average invested assets through developments and the acquisition of previously leased properties, as well as capital expenditures, since March 31, 2020.
Business Acquisition Expenses
For the three months ended March 31, 2021 and 2020, we recorded business acquisition expenses of $1,248,000 and $234,000, respectively. The increase in such expenses primarily related to $1,245,000 in third-party advisory costs and fees to our special committee related to the strategic alternatives review process incurred for the three months ended March 31, 2021.
Depreciation and Amortization
For the three months ended March 31, 2021 and 2020, depreciation and amortization was $25,723,000 and $25,087,000, respectively, which primarily consisted of depreciation on our operating properties of $24,190,000 and $22,742,000, respectively, and amortization of our identified intangible assets of $1,113,000 and $1,994,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Interest expense:
Lines of credit and term loan and derivative financial instruments	$7,594,000	$8,433,000
Mortgage loans payable	8,585,000	8,338,000
Amortization of deferred financing costs:
Lines of credit and term loan	1,075,000	760,000
Mortgage loans payable	339,000	295,000
Amortization of debt discount/premium, net	203,000	208,000
(Gain) loss in fair value of derivative financial instruments	(1,821,000)	8,183,000
Loss on debt extinguishment	2,288,000	—
Interest on finance lease liabilities	118,000	169,000
Interest expense on financing obligations and other liabilities	163,000	331,000
Total	$18,544,000	$26,717,000

The decrease in total interest expense for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily related to a change to a gain in fair value recognized on our derivative financial instruments from a loss in fair value recognized on our derivative financial instruments, respectively, as such instruments approach maturity in January 2022, as well as a decrease in interest rates on our variable rate debt.
Impairment of Real Estate Investments
No impairment charges on real estate investments were recognized for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recognized an impairment charge of $3,711,000 on one skilled nursing facility within Fox Grape SNF Portfolio and $1,391,000 on one integrated senior health campus within Trilogy Investors, LLC, or Trilogy. See Note 2, Summary of Significant Accounting Policies — Impairment of Long-Lived Assets, and Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, to our accompanying condensed consolidated financial statements for a further discussion.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for the payment of operating expenses, capital improvement expenditures, development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $41,728,000 to pay interest on our outstanding indebtedness for the remainder of 2021, based on interest rates in effect as of March 31, 2021, and that we will require $30,611,000 to pay principal on our outstanding indebtedness for the remainder of 2021. One of our lines of credit and term loan with an aggregate principal balance of $560,500,000 as of March 31, 2021 are scheduled to mature on January 25, 2022; however, we have the ability and intend to pursue a new credit facility or, alternatively, satisfy certain conditions pursuant to the related credit agreement and pay the required fee in order to exercise our option to extend the maturity date of such credit facility for one year. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 14, Related Party Transactions of our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021, for a summary of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met primarily from operations or borrowings, if needed. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board began to take steps in March 2020 to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects, such as a reduction in the daily distribution rate and partial suspension of our share repurchase plan. Additionally, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, to further maximize our liquidity, on May 29, 2020, our board approved the temporary suspension of all stockholder distributions and the suspension of the Amended and Restated DRIP until such time, if any, as our board determines to authorize the reinstatement of distributions and such plans. See the “Distributions” section below for a further discussion. Furthermore, on May 29, 2020, our board approved the suspension of our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from death or qualifying disability of stockholders. On April 22, 2021, our board reinstated distributions by authorizing daily distributions to stockholders of record for the month of June 2021, at an annualized rate of $0.20 per share, to be paid in cash, in July 2021. Our board will continue to assess our distribution policy in light of our operations and future capital needs and shall determine if and when it is in the best interest of our company and our stockholders to continue to authorize distributions, if any, or to reinstate the Amended and Restated DRIP or our share repurchase plan.
As of March 31, 2021, our cash on hand was $89,995,000 and we had $147,766,000 available on our lines of credit. Such cash on hand included $20,489,000 in Medicare advance payments received by Trilogy, of which we currently own 67.6%, through an economic stimulus program of the CARES Act. We believe that such proceeds of cash and available lines of credit will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings, or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2021, we had $14,210,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we own as of March 31, 2021, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $68,612,000 for the remaining nine months of 2021.
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash — beginning of period	$152,190,000	$89,880,000
Net cash (used in) provided by operating activities	(5,255,000)	25,883,000
Net cash used in investing activities	(106,841,000)	(39,218,000)
Net cash provided by financing activities	89,605,000	5,103,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	7,000	(134,000)
Cash, cash equivalents and restricted cash — end of period	$129,706,000	$81,514,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2021 and 2020, cash flows (used in) provided by operating activities primarily related to the cash flows provided by our property operations and $8,229,000 of grant income recognized in 2021, offset by the payment of general and administrative expenses and business acquisition expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows from operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the three months ended March 31, 2021, cash flows used in investing activities primarily related to acquisitions of six previously leased real estate investments in the amount of $78,542,000 and developments and capital expenditures of $29,196,000, partially offset by $1,248,000 of proceeds from the disposition of one skilled nursing facility. For the three months ended March 31, 2020, cash flows used in investing activities primarily related to developments and capital expenditures of $37,217,000 and our acquisition of a land parcel in the amount of $1,478,000. In general, cash flows used in investing activities will be affected by the timing of capital expenditures and development projects and the number of acquisitions we complete in future years as compared to prior years.
Financing Activities
For the three months ended March 31, 2021, cash flows provided by financing activities primarily related to new borrowings under mortgage loans payable of $104,092,000 that were utilized to finance the acquisition and development of real estate investments. Such cash provided by financing activities was partially offset by payments on financing obligations of $8,481,000, scheduled payments on mortgage loans payable of $3,480,000 and net payments on our lines of credit in the amount of $1,400,000. In addition, for the three months ended March 31, 2021, we refinanced 10 mortgage loans payable with an aggregate principal balance of $101,734,000, which is reflected in borrowings under mortgage loans payable and early payoff of mortgage loans payable in our condensed consolidated statements of cash flows. For the three months ended March 31, 2020, cash flows provided by financing activities primarily related to net borrowings under our lines of credit in the amount of $18,500,000 and borrowings under mortgage loans payable of $8,239,000, partially offset by distributions to our common stockholders of $16,032,000 and scheduled payments on mortgage loans payable of $3,137,000. The decrease in distributions paid in 2021 compared to 2020 was primarily related to actions taken by our board to protect our capital and maximize our liquidity in response to the impact of the COVID-19 pandemic, such as the temporary suspension of all stockholder distributions. See the “Distributions” section below for a further discussion. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate our indebtedness to increase as we continue to develop properties and if we acquire additional real estate and real estate-related investments.

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
In response to the COVID-19 pandemic and its effects to our business and operations, at the end of the first quarter of 2020 our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board authorized a reduced daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share, a decrease from the annualized distribution rate of $0.60 per share previously paid by us. These daily distributions were aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears from legally available funds. Furthermore, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, on May 29, 2020, our board authorized the temporary suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Our board also approved the suspension of the Amended and Restated DRIP effective upon the completion of all shares issued pursuant to the Amended and Restated DRIP with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020 until such time, if any, as our board determines to reinstate the Amended and Restated DRIP. See our Current Report on Form 8-K filed with the SEC on June 4, 2020 for more information.
On April 22, 2021, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on June 1, 2021 and ending June 30, 2021. The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000547945 per share of our common stock, which is equal to an annualized distribution rate of $0.20 per share. The distributions will be aggregated and paid in cash on a monthly basis, in July 2021, only from legally available funds.
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
We did not pay any distributions for the three months ended March 31, 2021. The distributions paid for the three months ended March 31, 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31, 2020
Distributions paid in cash	$16,032,000
Distributions reinvested	13,141,000
	$29,173,000
Sources of distributions:
Cash flows from operations	$25,883,000	88.7%
Proceeds from borrowings	3,290,000	11.3
	$29,173,000	100%
As of March 31, 2021, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.

We did not pay any distributions for the three months ended March 31, 2021. The distributions paid for the three months ended March 31, 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31, 2020
Distributions paid in cash	$16,032,000
Distributions reinvested	13,141,000
	$29,173,000
Sources of distributions:
FFO attributable to controlling interest	$16,229,000	55.6%
Proceeds from borrowings	12,944,000	44.4
	$29,173,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see the “Funds from Operations and Modified Funds from Operations” section below.
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2021, our aggregate borrowings were 47.4% of the combined market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 17, 2021 and March 31, 2021, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Existing Internal Revenue Service guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2021, we had $934,637,000 ($912,883,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2021, we had $842,234,000 outstanding and $147,766,000 remained available under our lines of credit. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2021, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. As of March 31, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.54% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable, lines of credit and term loan; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of March 31, 2021:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$10,743,000	$93,586,000	$85,223,000	$552,172,000	$741,724,000
Interest payments — fixed-rate debt	19,350,000	46,963,000	40,089,000	243,979,000	350,381,000
Principal payments — variable-rate debt	19,868,000	918,517,000	96,762,000	—	1,035,147,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2021)	22,378,000	24,748,000	830,000	—	47,956,000
Ground and other lease obligations	12,647,000	33,661,000	31,284,000	132,307,000	209,899,000
Financing obligations	14,037,000	4,422,000	1,415,000	974,000	20,848,000
Finance leases	120,000	105,000	65,000	—	290,000
Total	$99,143,000	$1,122,002,000	$255,668,000	$929,432,000	$2,406,245,000
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation
During the three months ended March 31, 2021 and 2020, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a summary of related party transactions, see Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 14, Related Party Transactions of our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.
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
The IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our initial offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our initial offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our initial offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above.
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
For the three months ended March 31, 2021, we recognized government grants as grant income and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three months ended March 31, 2021, FFO would have been approximately $4,458,000, excluding government grants recognized. For the three months ended March 31, 2021, MFFO would have been approximately $4,707,000, excluding government grants recognized. For the three months ended March 31, 2020, we did not recognize any government grants.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended March 31,
	2021	2020
Net loss	$(16,273,000)	$(7,783,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	25,723,000	25,087,000
Depreciation and amortization related to real estate — unconsolidated entities	806,000	744,000
Loss on disposition of real estate investment	335,000	—
Impairment of real estate investments	—	5,102,000
Net loss (income) attributable to noncontrolling interests	4,426,000	(2,127,000)
Less:
Depreciation, amortization, impairment and loss on disposition — noncontrolling interests	(4,765,000)	(4,794,000)
FFO attributable to controlling interest	$10,252,000	$16,229,000

Business acquisition expenses(1)	$1,248,000	$234,000
Amortization of above- and below-market leases(2)	36,000	19,000
Amortization of closing costs(3)	47,000	40,000
Change in deferred rent(4)	(334,000)	(28,000)
Loss on debt extinguishment(5)	2,288,000	—
(Gain) loss in fair value of derivative financial instruments(6)	(1,821,000)	8,183,000
Foreign currency (gain) loss(7)	(415,000)	3,065,000
Adjustments for unconsolidated entities(8)	171,000	316,000
Adjustments for noncontrolling interests(8)	(971,000)	(510,000)
MFFO attributable to controlling interest	$10,501,000	$27,548,000
Weighted average common shares outstanding — basic and diluted	193,856,872	194,844,516
Net loss per common share — basic and diluted	$(0.08)	$(0.04)
FFO attributable to controlling interest per common share — basic and diluted	$0.05	$0.08
MFFO attributable to controlling interest per common share — basic and diluted	$0.05	$0.14
___________
(1)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding business acquisition expenses that have been deducted as expenses in the determination of GAAP net income or loss, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Business acquisition expenses include payments to our advisor or its affiliates and third parties.
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
(3)Under GAAP, direct closing costs are amortized over the term of our debt security investment as an adjustment to the yield on our debt security investment. This may result in income recognition that is different than the contractual cash flows under our debt security investment. By adjusting for the amortization of the closing costs related to our debt security investment, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment terms, providing insight on the expected contractual cash flows of such debt security investment, and aligns results with management’s analysis of operating performance.

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
(5)The loss associated with the early extinguishment of debt primarily relates to the write-off of unamortized deferred financing fees and other fees. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
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
Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on disposition, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense.
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any business acquisition expenses.
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
For the three months ended March 31, 2021, we recognized government grant income, which helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our NOI. For the three months ended March 31, 2021, NOI would have been approximately $29,852,000, excluding government grants recognized. For the three months ended March 31, 2020, we did not recognize any government grants.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended March 31,
	2021	2020
Net loss	$(16,273,000)	$(7,783,000)
General and administrative	7,257,000	6,574,000
Business acquisition expenses	1,248,000	234,000
Depreciation and amortization	25,723,000	25,087,000
Interest expense	18,544,000	26,717,000
Loss on disposition of real estate investment	335,000	—
Impairment of real estate investments	—	5,102,000
Loss from unconsolidated entities	1,771,000	904,000
Foreign currency (gain) loss	(415,000)	3,065,000
Other income	(272,000)	(555,000)
Income tax expense (benefit)	163,000	(3,211,000)
Net operating income	$38,081,000	$56,134,000
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021, our interest rate cap and interest rate swaps are recorded in other assets, net or security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets at their fair value of $0 and $(6,055,000), respectively. We do not enter into derivative transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. In March 2021, the FCA confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.
We have variable rate debt outstanding and derivative financial instruments maturing on various dates from 2021 to 2025, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of March 31, 2021, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$93,433,000	$—	$93,433,000	$93,973,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	4.24%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$10,743,000	$63,255,000	$30,331,000	$67,208,000	$18,015,000	$552,172,000	$741,724,000	$702,462,000
Weighted average interest rate on maturing fixed-rate debt	3.52%	4.10%	4.03%	3.63%	3.54%	3.37%	3.49%	—
Variable-rate debt — principal payments	$19,868,000	$560,500,000	$358,017,000	$92,083,000	$4,679,000	$—	$1,035,147,000	$1,036,956,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2021)	2.50%	2.66%	2.91%	3.76%	2.62%	—%	2.85%	—
Debt Security Investment, Net
As of March 31, 2021, the net carrying value of our debt security investment was $76,685,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of March 31, 2021.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $934,637,000 ($912,883,000, net of discount/premium and deferred financing costs) as of March 31, 2021. As of March 31, 2021, we had 62 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum and a weighted average effective interest rate of 3.46%. In addition, as of March 31, 2021, we had $842,234,000 outstanding under our lines of credit and term loan, at a weighted average interest rate of 2.73% per annum.
As of March 31, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.54% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of March 31, 2021, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on our term loan; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of March 31, 2021, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loan by $2,814,000, or 4.31% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021, except as noted below.
Risks Related to Investments in Real Estate
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of May 17, 2021, properties located in Indiana accounted for approximately 39.7% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. As published by the Federal Reserve Bank of New York, it currently appears that, over time, United States dollar LIBOR may be replaced by SOFR. In March 2021, the FCA confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1
Amendment to Advisory Agreement by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP and Griffin-American Healthcare REIT III Advisor, LLC dated February 22, 2021 (included as Exhibit 99.1 to our Annual Report on Form 10-K (File No. 000-55434) filed March 25, 2021 and incorporated herein by reference)

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

May 17, 2021	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 17, 2021	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)