Form 10-Q
period 2021-06-30
Griffin-American Healthcare REIT III, Inc.
filed 2021-08-16
CIK 1566912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 13, 2021, there were 193,889,872 shares of common stock of Griffin-American Healthcare REIT III, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 and December 31, 2020
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$2,397,092,000	$2,330,000,000
Debt security investment, net	77,543,000	75,851,000
Cash and cash equivalents	76,659,000	113,212,000
Restricted cash	41,389,000	38,978,000
Accounts and other receivables, net	127,377,000	124,556,000
Identified intangible assets, net	152,825,000	154,687,000
Goodwill	75,309,000	75,309,000
Operating lease right-of-use assets, net	140,650,000	203,988,000
Other assets, net	119,930,000	118,356,000
Total assets	$3,208,774,000	$3,234,937,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$917,121,000	$810,478,000
Lines of credit and term loan(1)	837,234,000	843,634,000
Accounts payable and accrued liabilities(1)	178,561,000	186,651,000
Accounts payable due to affiliates(1)	2,322,000	8,026,000
Identified intangible liabilities, net	275,000	367,000
Financing obligations(1)	18,952,000	28,425,000
Operating lease liabilities(1)	134,667,000	193,634,000
Security deposits, prepaid rent and other liabilities(1)	72,997,000	88,899,000
Total liabilities	2,162,129,000	2,160,114,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	40,174,000	40,340,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 193,889,872 shares issued and outstanding as of both June 30, 2021 and December 31, 2020	1,939,000	1,939,000
Additional paid-in capital	1,729,861,000	1,730,448,000
Accumulated deficit	(886,983,000)	(864,271,000)
Accumulated other comprehensive loss	(1,897,000)	(2,008,000)
Total stockholders’ equity	842,920,000	866,108,000
Noncontrolling interests (Note 13)	163,551,000	168,375,000
Total equity	1,006,471,000	1,034,483,000
Total liabilities, redeemable noncontrolling interests and equity	$3,208,774,000	$3,234,937,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2021 and December 31, 2020
(Unaudited)
___________
(1)Such liabilities of Griffin-American Healthcare REIT III, Inc. as of June 30, 2021 and December 31, 2020 represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT III, Inc. The creditors of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT III, Inc., except for the 2019 Corporate Line of Credit, as defined in Note 8, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $560,500,000 and $556,500,000 as of June 30, 2021 and December 31, 2020, respectively, which is guaranteed by Griffin-American Healthcare REIT III, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and grant income:
Resident fees and services	$276,352,000	$254,617,000	$529,378,000	$544,543,000
Real estate revenue	30,642,000	30,113,000	60,665,000	60,231,000
Grant income	1,099,000	29,990,000	9,328,000	29,990,000
Total revenues and grant income	308,093,000	314,720,000	599,371,000	634,764,000
Expenses:
Property operating expenses	250,426,000	234,191,000	495,568,000	489,931,000
Rental expenses	8,119,000	8,147,000	16,174,000	16,317,000
General and administrative	7,343,000	7,781,000	14,600,000	14,355,000
Business acquisition expenses	2,750,000	19,000	3,998,000	253,000
Depreciation and amortization	26,357,000	24,572,000	52,080,000	49,659,000
Total expenses	294,995,000	274,710,000	582,420,000	570,515,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)	(18,490,000)	(17,652,000)	(38,855,000)	(36,186,000)
Gain (loss) in fair value of derivative financial instruments	1,775,000	749,000	3,596,000	(7,434,000)
Loss on dispositions of real estate investments	(42,000)	—	(377,000)	—
Impairment of real estate investments	(3,335,000)	(3,233,000)	(3,335,000)	(8,335,000)
(Loss) income from unconsolidated entities	(901,000)	694,000	(2,672,000)	(210,000)
Foreign currency gain (loss)	238,000	(183,000)	653,000	(3,248,000)
Other income	191,000	521,000	463,000	1,076,000
Total net other expense	(20,564,000)	(19,104,000)	(40,527,000)	(54,337,000)
(Loss) income before income taxes	(7,466,000)	20,906,000	(23,576,000)	9,912,000
Income tax (expense) benefit	(495,000)	(119,000)	(658,000)	3,092,000
Net (loss) income	(7,961,000)	20,787,000	(24,234,000)	13,004,000
Less: net loss (income) attributable to noncontrolling interests	283,000	(7,027,000)	4,709,000	(9,154,000)
Net (loss) income attributable to controlling interest	$(7,678,000)	$13,760,000	$(19,525,000)	$3,850,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.04)	$0.07	$(0.10)	$0.02
Weighted average number of common shares outstanding — basic and diluted	193,858,026	194,123,913	193,857,452	194,484,214

Net (loss) income	$(7,961,000)	$20,787,000	$(24,234,000)	$13,004,000
Other comprehensive income (loss):
Foreign currency translation adjustments	42,000	(31,000)	111,000	(564,000)
Total other comprehensive income (loss)	42,000	(31,000)	111,000	(564,000)
Comprehensive (loss) income	(7,919,000)	20,756,000	(24,123,000)	12,440,000
Less: comprehensive loss (income) attributable to noncontrolling interests	283,000	(7,027,000)	4,709,000	(9,154,000)
Comprehensive (loss) income attributable to controlling interest	$(7,636,000)	$13,729,000	$(19,414,000)	$3,286,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30, 2021
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2021	193,889,872	$1,939,000	$1,730,096,000	$(876,118,000)	$(1,939,000)	$853,978,000	$164,095,000	$1,018,073,000
Amortization of nonvested common stock compensation	—	—	26,000	—	—	26,000	—	26,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(179,000)	(179,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(261,000)	—	—	(261,000)	(112,000)	(373,000)
Distributions declared ($0.02 per share)	—	—	—	(3,187,000)	—	(3,187,000)	—	(3,187,000)
Net loss	—	—	—	(7,678,000)	—	(7,678,000)	(253,000)	(7,931,000)	(1)
Other comprehensive income	—	—	—	—	42,000	42,000	—	42,000
BALANCE — June 30, 2021	193,889,872	$1,939,000	$1,729,861,000	$(886,983,000)	$(1,897,000)	$842,920,000	$163,551,000	$1,006,471,000

	Three Months Ended June 30, 2020
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2020	195,365,495	$1,953,000	$1,741,580,000	$(866,614,000)	$(2,788,000)	$874,131,000	$159,999,000	$1,034,130,000
Issuance of common stock under the DRIP	927,741	10,000	8,710,000	—	—	8,720,000	—	8,720,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	43,000	—	—	43,000	—	43,000
Stock based compensation	—	—	—	—	—	—	195,000	195,000
Repurchase of common stock	(1,893,413)	(19,000)	(17,967,000)	—	—	(17,986,000)	—	(17,986,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(145,000)	(145,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(195,000)	(195,000)
Adjustment to value of redeemable noncontrolling interests	—	—	271,000	—	—	271,000	115,000	386,000
Distributions declared ($0.05 per share)	—	—	—	(9,730,000)	—	(9,730,000)	—	(9,730,000)
Net income	—	—	—	13,760,000	—	13,760,000	6,301,000	20,061,000	(1)
Other comprehensive loss	—	—	—	—	(31,000)	(31,000)	—	(31,000)
BALANCE — June 30, 2020	194,407,323	$1,944,000	$1,733,166,000	$(862,584,000)	$(2,819,000)	$869,707,000	$176,755,000	$1,046,462,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30, 2021
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2020	193,889,872	$1,939,000	$1,730,448,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Amortization of nonvested common stock compensation	—	—	53,000	—	—	53,000	—	53,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(355,000)	(355,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(639,000)	—	—	(639,000)	(260,000)	(899,000)
Distributions declared ($0.02 per share)	—	—	—	(3,187,000)	—	(3,187,000)	—	(3,187,000)
Net loss	—	—	—	(19,525,000)	—	(19,525,000)	(4,195,000)	(23,720,000)	(1)
Other comprehensive income	—	—	—	—	111,000	111,000	—	111,000
BALANCE — June 30, 2021	193,889,872	$1,939,000	$1,729,861,000	$(886,983,000)	$(1,897,000)	$842,920,000	$163,551,000	$1,006,471,000

	Six Months Ended June 30, 2020
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2019	193,967,474	$1,939,000	$1,728,421,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Issuance of common stock under the DRIP	2,325,762	24,000	21,837,000	—	—	21,861,000	—	21,861,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	86,000	—	—	86,000	—	86,000
Stock based compensation	—	—	—	—	—	—	390,000	390,000
Repurchase of common stock	(1,893,413)	(19,000)	(17,967,000)	—	—	(17,986,000)	—	(17,986,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(149,000)	(149,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(390,000)	(390,000)
Adjustment to value of redeemable noncontrolling interests	—	—	260,000	—	—	260,000	111,000	371,000
Distributions declared ($0.20 per share)	—	—	—	(38,884,000)	—	(38,884,000)	—	(38,884,000)
Net income	—	—	—	3,850,000	—	3,850,000	8,200,000	12,050,000	(1)
Other comprehensive loss	—	—	—	—	(564,000)	(564,000)	—	(564,000)
BALANCE — June 30, 2020	194,407,323	$1,944,000	$1,733,166,000	$(862,584,000)	$(2,819,000)	$869,707,000	$176,755,000	$1,046,462,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

___________
(1)For the three months ended June 30, 2021 and 2020, amounts exclude $(30,000) and $726,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. For the six months ended June 30, 2021 and 2020, amounts exclude $(514,000) and $954,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,234,000)	$13,004,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,080,000	49,659,000
Other amortization	11,622,000	15,534,000
Deferred rent	(1,771,000)	(2,526,000)
Stock based compensation	(14,000)	390,000
Stock based compensation — nonvested restricted common stock	53,000	100,000
Loss from unconsolidated entities	2,672,000	210,000
Loss on dispositions of real estate investments	377,000	—
Foreign currency (gain) loss	(622,000)	3,155,000
Deferred income taxes	—	(3,329,000)
Loss on debt extinguishment	2,293,000	—
Change in fair value of derivative financial instruments	(3,596,000)	7,434,000
Proceeds from legal settlement	850,000	—
Impairment of real estate investments	3,335,000	8,335,000
Changes in operating assets and liabilities:
Accounts and other receivables	(2,835,000)	25,527,000
Other assets	(1,869,000)	(2,385,000)
Accounts payable and accrued liabilities	(8,679,000)	(10,532,000)
Accounts payable due to affiliates	(5,158,000)	(76,000)
Operating lease liabilities	(8,326,000)	(12,177,000)
Security deposits, prepaid rent and other liabilities	(12,599,000)	56,544,000
Net cash provided by operating activities	3,579,000	148,867,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(78,546,000)	(1,478,000)
Developments and capital expenditures	(46,177,000)	(65,083,000)
Proceeds from dispositions of real estate investments	1,400,000	—
Investments in unconsolidated entities	(650,000)	(810,000)
Real estate and other deposits	(192,000)	(561,000)
Net cash used in investing activities	(124,165,000)	(67,932,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	213,176,000	17,502,000
Payments on mortgage loans payable	(7,215,000)	(6,348,000)
Early payoff of mortgage loans payable	(101,734,000)	—
Borrowings under the lines of credit and term loan	16,600,000	77,000,000
Payments on the lines of credit and term loan	(23,000,000)	(50,000,000)
Deferred financing costs	(833,000)	(1,318,000)
Debt extinguishment costs	(125,000)	—
Borrowing under financing obligation	—	1,907,000
Payments on financing obligations	(9,609,000)	(3,029,000)
Distributions paid to common stockholders	—	(26,997,000)
Repurchase of common stock	—	(17,986,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Issuance of noncontrolling interest	$—	$11,000,000
Distributions to noncontrolling interests	(355,000)	(149,000)
Distributions to redeemable noncontrolling interests	(551,000)	(437,000)
Repurchase of stock warrants and redeemable noncontrolling interests	—	(150,000)
Security deposits and other	117,000	(11,000)
Net cash provided by financing activities	86,471,000	984,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(34,115,000)	$81,919,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,000)	(118,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	152,190,000	89,880,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$118,048,000	$171,681,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$113,212,000	$53,149,000
Restricted cash	38,978,000	36,731,000
Cash, cash equivalents and restricted cash	$152,190,000	$89,880,000

End of period:
Cash and cash equivalents	$76,659,000	$134,338,000
Restricted cash	41,389,000	37,343,000
Cash, cash equivalents and restricted cash	$118,048,000	$171,681,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$32,984,000	$33,964,000
Income taxes	$861,000	$189,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued developments and capital expenditures	$18,074,000	$26,929,000
Capital expenditures from financing obligations	$136,000	$1,053,000
Tenant improvement overage	$177,000	$3,720,000
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Accounts and other receivables	$4,000	$—
Other assets, net	$(748,000)	$—
Accounts payable and accrued liabilities	$(22,000)	$—
Financing Activities:
Issuance of common stock under the DRIP	$—	$21,861,000
Distributions declared but not paid to common stockholders	$3,187,000	$—
Reclassification of noncontrolling interests to mezzanine equity	$—	$390,000
Accrued deferred financing costs	$—	$49,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, invests in a diversified portfolio of healthcare real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the coronavirus, or COVID-19, pandemic has had on the United States, globally and on our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, when our board authorizes the reinstatement of such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. See Note 13, Equity — Distribution Reinvestment Plan, for a further discussion. As of June 30, 2021, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us, our operating partnership and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. On June 23, 2021, we, our operating partnership and our advisor entered into a Mutual Consent Regarding Waiver of Subordination of Asset Management Fees, or the Mutual Consent, pursuant to which, for the period from the date of the Mutual Consent until the earlier to occur of (i) the closing of the Merger, as defined in the “Proposed Merger with Griffin-American Healthcare REIT IV, Inc.” section below; or (ii) the termination of the Merger Agreement, as defined in the “Proposed Merger with Griffin-American Healthcare REIT IV, Inc.” section below, the parties waived the requirement in the Advisory Agreement that the asset management fee accrues until our stockholders have received distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of their invested capital.
Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG), or Digital Bridge (formerly

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
known as Colony Capital, Inc.), and 7.8% owned by James F. Flaherty III, a former partner of Digital Bridge. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, or our dealer manager, Digital Bridge or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of June 30, 2021, we owned and/or operated 96 properties, comprising 100 buildings, and 120 integrated senior health campuses including completed development projects, or approximately 14,206,000 square feet of gross leasable area, for an aggregate contract purchase price of $3,194,824,000. In addition, as of June 30, 2021, we also owned a real estate-related investment purchased for $60,429,000.
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. As the COVID-19 pandemic is still impacting the healthcare system to a degree, it continues to present challenges for us as an owner and operator of healthcare facilities. Since its outset, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, making it difficult to ascertain the long-term impact it will have on real estate markets in which we own and/or operate properties and our portfolio of investments. We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning the impact of COVID-19 into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
Proposed Merger with Griffin-American Healthcare REIT IV, Inc.
In October 2020, our board established a special committee of our board, or our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. On June 23, 2021, we, our operating partnership, and Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, or GAHR IV, its subsidiary Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership, or GAHR IV Operating Partnership, and Continental Merger Sub, LLC, a Maryland limited liability company and a newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, (i) we will be merged with and into Merger Sub, with Merger Sub being the surviving company, or the REIT Merger, and (ii) GAHR IV Operating Partnership will be merged with and into our operating partnership, with our operating partnership being the surviving partnership and being renamed “American Healthcare REIT Holdings, LP”, or the Partnership Merger, and, together with the REIT Merger, the Merger.
At the effective time of the REIT Merger, each issued and outstanding share of our common stock, $0.01 par value per share, will be converted into the right to receive 0.9266 of a share of GAHR IV’s Class I common stock, $0.01 par value per share, or the Merger Exchange Ratio. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in our operating partnership, or GAHR III OP Units, outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership of the surviving partnership and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class. Following the Merger, GAHR IV (as combined with our company, or the Combined Company) will be named "American Healthcare REIT, Inc." The REIT Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Code.
The Merger Agreement may be terminated by either us or GAHR IV under certain circumstances, including but not limited to (in each case, with the prior approval of the special committee of the respective board of directors) (i) if the REIT Merger has not been consummated on or before 11:59 p.m. New York time on March 23, 2022; (ii) if the approval of the Merger by our stockholders or the stockholders of GAHR IV is not obtained; or (iii) upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied. The consummation of the Merger is subject to substantial conditions to closing and is not expected to close until the fourth quarter of 2021; therefore, our accompanying condensed consolidated financial statements do not include the Merger.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
If the Merger Agreement is terminated in connection with GAHR IV’s acceptance of a Superior Proposal, as defined in the Merger Agreement, or due to GAHR IV making a GAHR IV Adverse Recommendation Change, as defined in the Merger Agreement, then GAHR IV must pay us a termination fee of $23,028,000 and reimburse up to $4,000,000 of documented expenses incurred by us in connection with the Merger. If the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or due to us making a GAHR III Adverse Recommendation Change, as defined in the Merger Agreement, then we must pay GAHR IV a termination fee of $50,654,000 and reimburse up to $4,000,000 of documented expenses incurred by GAHR IV in connection with the Merger. Furthermore, pursuant to the Contribution Agreement, which is described in the “Proposed AHI Acquisition” section below, if our stockholders do not approve the Merger, then our advisor will reimburse us for our costs associated with the transactions contemplated by the Merger Agreement, prior to the consummation of the transactions contemplated by the Contribution Agreement.
The parties to the Merger Agreement have agreed to certain limits on the conduct of their businesses between the signing of the Merger Agreement and the closing of the Merger. Generally, transactions that are not in the ordinary course of business require the consent of the other party.
Proposed AHI Acquisition
Additionally, on June 23, 2021, we, our operating partnership, our co-sponsors, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, our Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and Chief Operating Officer, and Mathieu B. Streiff, our Executive Vice President, General Counsel, entered into a Contribution Agreement, or the Contribution Agreement. Pursuant to the Contribution Agreement, our operating partnership will acquire a newly formed entity, or the AHI Acquisition, that will own substantially all of the business and operations of one of our co-sponsors, American Healthcare Investors, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, a subsidiary of American Healthcare Investors that serves as the external advisor of GAHR IV, and (ii) our advisor, such that we will become self-managed and we will indirectly manage GAHR IV if the Merger does not occur. Furthermore, our operating partnership intends to employ all of American Healthcare Investors’ workforce and we intend to issue 344,432 restricted shares of our common stock within 30 days of the consummation of the AHI Acquisition, or if the Merger occurs prior to that date, GAHR IV will issue 319,149 restricted shares of its Class I common stock to current employees of American Healthcare Investors other than Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff. Each issuance will be determined in the sole discretion of the applicable board of directors or duly authorized committee thereof.
As consideration for the AHI Acquisition, our operating partnership will issue GAHR III OP Units to Griffin-American Strategic Holdings, LLC, a Delaware limited liability company that will be a wholly owned subsidiary of our co-sponsors. Subject to working capital and other customary adjustments, the total approximate value of the GAHR III OP Units at the time of consummation of the transactions contemplated by the Contribution Agreement will be approximately $134,689,000, such that we anticipate issuing approximately 15,463,683 GAHR III OP Units. The GAHR III OP Units to be issued in the AHI Acquisition will be subject to certain limitations on redemption and transfer.
The Contribution Agreement may be terminated by either us (acting through the special committee of our board) or our co-sponsors under certain circumstances, including but not limited to, if (i) the AHI Acquisition has not been consummated on or before March 23, 2022; or (ii) there is an uncured breach of the representations, warranties, covenants or obligations by the other that would cause the closing conditions in the Contribution Agreement not to be satisfied. In addition, the co-sponsors may terminate the Contribution Agreement if we, without the consent of the co-sponsors, agree to reduce the Merger Exchange Ratio without fully compensating the co-sponsors for that reduction. There is no termination fee payable by either party in connection with a termination of the Contribution Agreement. The parties have agreed to limits on the conduct of their businesses between the signing of the Contribution Agreement and the closing of the AHI Acquisition. Generally, transactions that are not in the ordinary course of business require the consent of the other party.
The AHI Acquisition is expected to close immediately prior to the consummation of the Merger. However, the consummation of the AHI Acquisition is subject to substantial conditions to closing; therefore, our accompanying condensed consolidated financial statements do not include the AHI Acquisition. Following the consummation of the Merger, assuming the AHI Acquisition is consummated, the Combined Company will be an entirely self-managed company. The Merger is not subject to the consummation of the AHI Acquisition, such that the Merger may occur even if the AHI Acquisition does not. The parties to the Contribution Agreement also may elect to proceed with the AHI Acquisition even if the Merger is not consummated.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs in which we are the primary beneficiary. The portion of equity in any subsidiary that is not wholly-owned by us is presented in our accompanying condensed consolidated financial statements as noncontrolling interest. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both June 30, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both June 30, 2021 and December 31, 2020, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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

	Three Months Ended June 30,
	2021			2020
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Over time	$204,729,000	$20,039,000	$224,768,000	$186,079,000	$21,149,000	$207,228,000
Point in time	51,086,000	498,000	51,584,000	46,753,000	636,000	47,389,000
Total resident fees and services	$255,815,000	$20,537,000	$276,352,000	$232,832,000	$21,785,000	$254,617,000

	Six Months Ended June 30,
	2021			2020
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Over time	$392,987,000	$39,498,000	$432,485,000	$399,345,000	$42,409,000	$441,754,000
Point in time	96,054,000	839,000	96,893,000	101,281,000	1,508,000	102,789,000
Total resident fees and services	$489,041,000	$40,337,000	$529,378,000	$500,626,000	$43,917,000	$544,543,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended June 30,
	2021			2020
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$112,747,000	$20,257,000	$133,004,000	$112,258,000	$21,379,000	$133,637,000
Medicare	87,885,000	—	87,885,000	70,946,000	—	70,946,000
Medicaid	55,183,000	280,000	55,463,000	49,628,000	406,000	50,034,000
Total resident fees and services	$255,815,000	$20,537,000	$276,352,000	$232,832,000	$21,785,000	$254,617,000

	Six Months Ended June 30,
	2021			2020
	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total	Integrated Senior Health Campuses	Senior Housing — RIDEA(1)	Total
Private and other payors	$218,857,000	$39,676,000	$258,533,000	$240,525,000	$43,079,000	$283,604,000
Medicare	172,168,000	—	172,168,000	158,165,000	—	158,165,000
Medicaid	98,016,000	661,000	98,677,000	101,936,000	838,000	102,774,000
Total resident fees and services	$489,041,000	$40,337,000	$529,378,000	$500,626,000	$43,917,000	$544,543,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2021	$36,125,000	$36,479,000	$14,473,000	$87,077,000
Ending balance — June 30, 2021	39,647,000	32,943,000	19,294,000	91,884,000
Increase/(decrease)	$3,522,000	$(3,536,000)	$4,821,000	$4,807,000
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2021	$10,597,000
Ending balance — June 30, 2021	12,510,000
Increase	$1,913,000
In addition to the deferred revenue above, we have approximately $39,655,000 remaining in Medicare advance payments received during 2020 through an expanded program of the Centers for Medicare & Medicaid Services. Such amounts are deferred and included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Our recoupment period commenced in the second quarter of 2021 and continues through 2022, and as such, for both the three and six months ended June 30, 2021, we recognized $11,990,000 of resident fees and services pertaining to such Medicare advance payments.
Tenant and Resident Receivables and Allowances
Resident receivables, which are related to resident fees and services, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of June 30, 2021 and December 31, 2020, we had $7,887,000 and $9,466,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the six months ended June 30, 2021 and 2020, we increased allowances by $5,121,000 and $7,331,000, respectively, and reduced allowances for collections or adjustments by $2,960,000 and $4,545,000, respectively. For the six months ended June 30, 2021 and 2020, $3,740,000 and $3,368,000, respectively, of our receivables were written off against the related allowances.
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
During both the three and six months ended June 30, 2021, we determined that one medical office building was impaired and recognized an impairment charge of $3,335,000, which reduced the carrying value of such asset to $2,880,000. The carrying value of such medical office building was then reclassified to properties held for sale, which is included in other assets, net in our accompanying condensed consolidated balance sheets. The fair value of such property was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, and adjusted for anticipated selling costs, which was considered a Level 2 measurement within the fair value hierarchy.
During the three and six months ended June 30, 2020, we determined that one medical office building and one skilled nursing facility were impaired and recognized an aggregate impairment charge of $1,905,000 and $5,616,000, respectively. The fair value of such properties were determined by the sales prices from executed purchase and sale agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered a Level 2 measurement within the fair value hierarchy. As of June 30, 2020, the $3,200,000 carrying value of such medical office building was reclassified to properties held for sale. As of December 31, 2020, the remaining $1,056,000 carrying value of such skilled nursing facility was classified in properties held for sale, and we subsequently disposed of such property in February 2021 for a contract sales price of $1,300,000 and recognized a net loss on sale of $332,000. Our advisor agreed to waive the $26,000 disposition fee for such disposition that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee.
Properties Held for Sale
We classify a property or group of operating properties as held for sale in the period when certain criteria is met, such as we commit to a plan to sell the property and have determined that the sale is probable. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated.
Our properties held for sale are included in other assets, net in our accompanying condensed consolidated balance sheets. We did not recognize impairment charges on properties held for sale for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, we determined that the fair value of two integrated senior health campuses that were held for sale were lower than their carrying amounts, and as such, we recognized an aggregate impairment charge of $1,328,000 and $2,719,000, respectively, which reduced the total aggregate carrying value of such assets to $807,000. The fair values of such properties were determined by the sales price from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. We disposed of one such integrated senior health campus in May 2021 for a contract sales price of $200,000 and recognized a net loss on sale of $45,000. For the three and six months ended June 30, 2021, our advisor agreed to waive the $3,000 disposition fee for such disposition that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of the disposition fee.
Accounts Payable and Accrued Liabilities
As of June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our senior housing — RIDEA facilities and integrated senior health campuses of $48,906,000 and $46,540,000, respectively, insurance reserves of $34,720,000 and $36,251,000, respectively, accrued property taxes of $17,621,000 and $14,521,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $17,847,000 and $21,508,000, respectively, and accrued distributions of $3,187,000 and $0, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Building, improvements and construction in process	$2,462,711,000	$2,379,337,000
Land and improvements	215,664,000	200,319,000
Furniture, fixtures and equipment	189,377,000	174,994,000
	2,867,752,000	2,754,650,000
Less: accumulated depreciation	(470,660,000)	(424,650,000)
	$2,397,092,000	$2,330,000,000
Depreciation expense for the three months ended June 30, 2021 and 2020 was $24,663,000 and $22,518,000, respectively, and for the six months ended June 30, 2021 and 2020 was $48,853,000 and $45,260,000, respectively. For the three months ended June 30, 2021, we incurred capital expenditures of $11,828,000 for our integrated senior health campuses, $6,287,000 for our medical office buildings and $471,000 for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our hospitals, senior housing and skilled nursing facilities for the three months ended June 30, 2021. For the six months ended June 30, 2021, we incurred capital expenditures of $31,017,000 for our integrated senior health campuses, $9,824,000 for our medical office buildings and $881,000 for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our hospitals, senior housing and skilled nursing facilities for the six months ended June 30, 2021.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the six months ended June 30, 2021, we completed the development of two properties for $33,307,000 and we exercised our right to purchase a leased property that cost $11,004,000 to develop. For the six months ended June 30, 2021, we incurred $8,299,000 to expand one of our existing integrated senior health campuses. In addition, during the six months ended June 30, 2021, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, acquired a land parcel in Indiana for a contract purchase price of $175,000, plus closing costs.
Acquisitions of Previously Leased Real Estate Investments
For the six months ended June 30, 2021, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of acquisition, acquired a portfolio of six previously leased real estate investments located in Indiana and Ohio. The following is a summary of such property acquisitions for the six months ended June 30, 2021, which are included in our integrated senior health campuses segment:

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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the six months ended June 30, 2021, we accounted for our property acquisitions as asset acquisitions. We incurred and capitalized acquisition fees and direct acquisition related expenses of $1,819,000 for such acquisitions. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $57,647,000 of operating lease right-of-use assets and $54,564,000 of operating lease liabilities, and based on their relative fair values:

2021 Acquisitions
Building and improvements	$66,167,000
Land and improvements	16,043,000
Total assets acquired	$82,210,000
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
As of June 30, 2021 and December 31, 2020, the carrying amount of the debt security investment was $77,543,000 and $75,851,000, respectively, net of unamortized closing costs of $1,109,000 and $1,205,000, respectively. Accretion on the debt security for the three months ended June 30, 2021 and 2020 was $907,000 and $818,000, respectively, and for the six months ended June 30, 2021 and 2020 was $1,788,000 and $1,617,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended June 30, 2021 and 2020 was $49,000 and $41,000, respectively, and for the six months ended June 30, 2021 and 2020 was $96,000 and $81,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We evaluated the debt security investment for expected future credit loss by considering credit quality indicators such as the agency ratings and the underlying collateral of such investment. No credit loss was recorded for the three and six months ended June 30, 2021 and 2020.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Amortized intangible assets:
In-place leases, net of accumulated amortization of $22,672,000 and $22,019,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 9.4 years as of both June 30, 2021 and December 31, 2020)	$21,571,000	$23,760,000
Customer relationships, net of accumulated amortization of $561,000 and $486,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 15.2 years and 15.7 years as of June 30, 2021 and December 31, 2020, respectively)	2,279,000	2,354,000
Above-market leases, net of accumulated amortization of $1,474,000 and $1,975,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 4.8 years and 4.6 years as of June 30, 2021 and December 31, 2020, respectively)	692,000	1,032,000
Internally developed technology and software, net of accumulated amortization of $352,000 and $305,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 1.2 years and 1.7 years as of June 30, 2021 and December 31, 2020, respectively)	118,000	165,000
Unamortized intangible assets:
Certificates of need	97,378,000	96,589,000
Trade names	30,787,000	30,787,000
	$152,825,000	$154,687,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense for the three months ended June 30, 2021 and 2020 was $1,501,000 and $1,777,000, respectively, which included $257,000 and $107,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense for the six months ended June 30, 2021 and 2020 was $2,697,000 and $3,883,000, respectively, which included $340,000 and $219,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 9.8 years and 9.7 years as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$2,222,000
2022	3,801,000
2023	3,033,000
2024	2,671,000
2025	2,213,000
Thereafter	10,720,000
$24,660,000
6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Deferred rent receivables	$40,251,000	$38,918,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	25,897,000	16,618,000
Inventory	17,661,000	24,669,000
Investments in unconsolidated entities	14,373,000	16,469,000
Lease commissions, net of accumulated amortization of $4,133,000 and $3,413,000 as of June 30, 2021 and December 31, 2020, respectively	13,678,000	11,309,000
Deferred financing costs, net of accumulated amortization of $7,850,000 and $5,700,000 as of June 30, 2021 and December 31, 2020, respectively(1)	4,737,000	6,864,000
Lease inducement, net of accumulated amortization of $1,667,000 and $1,491,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 9.4 years and 9.9 years as of June 30, 2021 and December 31, 2020, respectively)	3,333,000	3,509,000
	$119,930,000	$118,356,000
___________
(1)Deferred financing costs only include costs related to our lines of credit and term loan. See Note 8, Lines of Credit and Term Loan.
Amortization expense on deferred financing costs of our lines of credit and term loan for the three months ended June 30, 2021 and 2020 was $1,075,000 and $773,000, respectively, and for the six months ended June 30, 2021 and 2020 was $2,150,000 and $1,533,000, respectively. Amortization on deferred financing costs on our lines of credit and term loan is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on lease inducement for the three and six months ended June 30, 2021 and 2020 was $88,000 and $176,000, respectively. Amortization expense on lease inducement is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Mortgage Loans Payable, Net
As of June 30, 2021 and December 31, 2020, mortgage loans payable were $938,252,000 ($917,121,000, net of discount/premium and deferred financing costs) and $834,026,000 ($810,478,000, net of discount/premium and deferred financing costs), respectively. As of June 30, 2021, we had 62 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of June 30, 2021 and a weighted average effective interest rate of 3.45%. As of December 31, 2020, we had 62 fixed-rate mortgage loans payable and 10 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.23% per annum based on interest rates in effect as of December 31, 2020 and a weighted average effective interest rate of 3.58%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Total fixed-rate debt	$738,488,000	$742,686,000
Total variable-rate debt	199,764,000	91,340,000
Total fixed- and variable-rate debt	938,252,000	834,026,000
Less: deferred financing costs, net	(8,377,000)	(10,389,000)
Add: premium	152,000	204,000
Less: discount	(12,906,000)	(13,363,000)
Mortgage loans payable, net	$917,121,000	$810,478,000
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$810,478,000	$792,870,000
Additions:
Borrowings under mortgage loans payable	213,176,000	17,502,000
Amortization of deferred financing costs	3,012,000	811,000
Amortization of discount/premium on mortgage loans payable	405,000	415,000
Deductions:
Early payoff of mortgage loans payable	(101,734,000)	—
Scheduled principal payments on mortgage loans payable	(7,215,000)	(6,348,000)
Deferred financing costs	(1,001,000)	(836,000)
Ending balance	$917,121,000	$804,414,000
For the three and six months ended June 30, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $5,000 and $2,293,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable we refinanced on January 29, 2021 that were due to mature in 2053. For both the three and six months ended June 30, 2020, we did not incur any loss on the extinguishment of mortgage loans payable.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2021, the principal payments due on our mortgage loans payable for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2021	$27,199,000
2022	63,694,000
2023	110,558,000
2024	159,676,000
2025	24,953,000
Thereafter	552,172,000
$938,252,000
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
As of both June 30, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2019 Corporate Line of Credit was $630,000,000. As of June 30, 2021 and December 31, 2020, borrowings outstanding under the 2019 Corporate Line of Credit totaled $560,500,000 and $556,500,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.64% and 2.70% per annum, respectively.
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

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) the London Inter-Bank Offer Rate, or LIBOR, plus 2.75% for LIBOR Rate Loans, as defined in the 2019 Trilogy Credit Agreement, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Agreement, and (iii) 1.00% above the one-month LIBOR.
As of both June 30, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of June 30, 2021 and December 31, 2020, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $276,734,000 and $287,134,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.84% and 2.94% per annum, respectively.
Both the 2019 Corporate Credit Agreement and the 2019 Trilogy Credit Agreement contain various financial covenants. We were in compliance with such covenants as of June 30, 2021.
9. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with one variable-rate mortgage loan payable and our variable-rate term loan. We record such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2021 and December 31, 2020, which are included in other assets, net, or security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	June 30, 2021	December 31, 2020
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$—	$—
Swap	250,000,000	one month LIBOR	2.10%	01/25/22	(2,844,000)	(5,245,000)
Swap	130,000,000	one month LIBOR	1.98%	01/25/22	(1,390,000)	(2,561,000)
Swap	100,000,000	one month LIBOR	0.20%	01/25/22	(47,000)	(71,000)
					$(4,281,000)	$(7,877,000)
As of June 30, 2021 and December 31, 2020, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended June 30, 2021 and 2020, we recorded $1,775,000 and $749,000, respectively, and for the six months ended June 30, 2021 and 2020, we recorded $3,596,000 and $(7,434,000), respectively, as a decrease/(increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of June 30, 2021 and December 31, 2020, identified intangible liabilities, net consisted of below-market leases of $275,000 and $367,000, respectively, net of accumulated amortization of $856,000 and $834,000, respectively. Amortization expense on below-market leases for the three months ended June 30, 2021 and 2020 was $45,000 and $91,000, respectively, and for the six months ended June 30, 2021 and 2020 was $92,000 and $184,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The weighted average remaining life of below-market leases was 2.3 years and 2.6 years as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, estimated amortization expense on below-market leases for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$88,000
2022	89,000
2023	71,000
2024	27,000
2025	—
Thereafter	—
$275,000
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
12. Redeemable Noncontrolling Interests
As of both June 30, 2021 and December 31, 2020, our advisor owned all of the 222 limited partnership units outstanding in our operating partnership. As of both June 30, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
As of both June 30, 2021 and December 31, 2020, we, through Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings, in which we indirectly hold a 70.0% ownership interest, owned 96.6% of the outstanding equity interests of Trilogy. As of both June 30, 2021 and December 31, 2020, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.4% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$40,340,000	$44,105,000
Reclassification from equity	—	390,000
Distributions	(551,000)	(437,000)
Repurchase of redeemable noncontrolling interests	—	(150,000)
Adjustment to redemption value	899,000	(371,000)
Net (loss) income attributable to redeemable noncontrolling interests	(514,000)	954,000
Ending balance	$40,174,000	$44,491,000
13. Equity
Preferred Stock
Pursuant to our Articles of Amendment and Restatement, as supplemented, or our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both June 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. As of both June 30, 2021 and December 31, 2020, our advisor owned 22,222 shares of our common stock. On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in our initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of our initial offering and deregistration of our initial offering on April 22, 2015.
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
Through June 30, 2021, we had issued 184,930,598 shares of our common stock in connection with the primary portion of our initial public offering and 35,059,456 shares of our common stock pursuant to our DRIP Offerings. We also repurchased 26,257,404 shares of our common stock under our share repurchase plan and granted an aggregate of 135,000 shares of our restricted common stock to our independent directors through June 30, 2021. As of both June 30, 2021 and December 31, 2020, we had 193,889,872 shares of our common stock issued and outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of noncontrolling interests, by component consisted of the following for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance — foreign currency translation adjustments	$(2,008,000)	$(2,255,000)
Net change in current period	111,000	(564,000)
Ending balance — foreign currency translation adjustments	$(1,897,000)	$(2,819,000)
Noncontrolling Interests
As of both June 30, 2021 and December 31, 2020, Trilogy REIT Holdings owned approximately 96.6% of Trilogy. We are the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of GAHR IV Operating Partnership. Both GAHR IV and us are co-sponsored by American Healthcare Investors and Griffin Capital. We serve as the managing member of Trilogy REIT Holdings. As of both June 30, 2021 and December 31, 2020, NHI and GAHR IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively, and as such, for the three and six months ended June 30, 2021 and 2020, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortize the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their fair value on the adoption date of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach. For the three months ended June 30, 2021 and 2020, we recognized stock compensation expense related to the Profit Interests of $0 and $195,000, respectively, and for the six months ended June 30, 2021 and 2020, we recognized stock compensation expense related to the Profit Interests of $(14,000) and $390,000, respectively.
There were no canceled, expired or exercised Profit Interests during both the six months ended June 30, 2021 and 2020. The nonvested awards are presented as noncontrolling interests and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
As of both June 30, 2021 and December 31, 2020, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and six months ended June 30, 2021 and 2020.
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract sales price of $11,000,000, and therefore as of both June 30, 2021 and December 31, 2020, we owned a 90.6% membership interest in such consolidated limited liability company. For both the three and six months ended June 30, 2020, our advisor agreed to waive the $220,000 disposition fee that may have otherwise been due to our advisor pursuant to the Advisory Agreement. For both the three and six months ended June 30, 2021 and from April 7, 2020 through June 30, 2020, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
our accompanying condensed consolidated statements of operations and comprehensive income (loss), and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
Distribution Reinvestment Plan
We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the Initial DRIP in our initial offering, which we deregistered on April 22, 2015. We continued to offer shares of our common stock pursuant to the 2015 DRIP Offering, which commenced following the deregistration of our initial offering, until the deregistration of the 2015 DRIP Offering on March 29, 2019. We continue to offer up to $200,000,000 of additional shares of our common stock pursuant to the 2019 DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 DRIP Offering.
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
On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and on our business operations, our board authorized the temporary suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As a result, our board also approved the suspension of the Amended and Restated DRIP until such time, if any, when our board authorizes the reinstatement of such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020.
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
For both the three and six months ended June 30, 2021, there were no distributions reinvested pursuant to our DRIP Offerings. For the three and six months ended June 30, 2020, $8,720,000 and $21,861,000, respectively, in distributions were reinvested and 927,741 and 2,325,762 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of both June 30, 2021 and December 31, 2020, a total of $327,012,000 in distributions were cumulatively reinvested that resulted in 35,059,456 shares of our common stock being issued pursuant to our DRIP Offerings.
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
Prior to October 5, 2016, the Repurchase Amount, as such term is defined in our share repurchase plan, was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board. For requests submitted pursuant to a death or a qualifying disability of a stockholder, the Repurchase Amount was 100% of the amount per share the stockholder paid for their shares of common stock. Since October 5, 2016, our board had previously approved and established an estimated per share NAV annually. Accordingly, commencing with share repurchase requests submitted during the quarter that our board approved and established an estimated per share NAV, such per share NAV served as the Repurchase Amount for stockholders who purchased their shares at a price equal to or greater than such per share NAV in our initial offering, until such time as our board determined an updated estimated per share NAV.
For both the three and six months ended June 30, 2021, we did not repurchase any shares. For both the three and six months ended June 30, 2020, we repurchased 1,893,413 shares of our common stock, for an aggregate of $17,986,000, at an average purchase price of $9.50 per share. As of both June 30, 2021 and December 31, 2020, we cumulatively repurchased 26,257,404 shares of our common stock for an aggregate of $244,930,000, at an average repurchase price of $9.33 per share.
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Digital Bridge or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three and six months ended June 30, 2021. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.
Fees and expenses incurred to our affiliates for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset management fees(1)	$5,401,000	$5,139,000	$10,763,000	$10,244,000
Property management fees(2)	681,000	650,000	1,335,000	1,303,000
Development fees(3)	357,000	26,000	640,000	74,000
Lease fees(4)	120,000	78,000	385,000	281,000
Construction management fees(5)	68,000	25,000	80,000	94,000
Operating expenses(6)	53,000	58,000	116,000	119,000
Acquisition fees(7)	10,000	—	1,344,000	36,000
	$6,690,000	$5,976,000	$14,663,000	$12,151,000
___________
(1)Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
(2)Property management fees are included in rental expenses or general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss), depending on the property type from which the fee was incurred.
(3)Development fees are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
(4)Lease fees are capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(5)Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
(6)We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended June 30, 2021 and 2020, our operating expenses did not exceed such limitations. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
(7)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2021 and December 31, 2020:

Fee	June 30, 2021	December 31, 2020
Asset management fees	$1,798,000	$6,958,000
Property management fees	201,000	197,000
Development fees	124,000	743,000
Construction management fees	103,000	91,000
Lease commissions	88,000	27,000
Operating expenses	8,000	10,000
	$2,322,000	$8,026,000
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$4,281,000	$—	$4,281,000
Warrants	—	—	1,025,000	1,025,000
Total liabilities at fair value	$—	$4,281,000	$1,025,000	$5,306,000

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
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2021 and 2020.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Warrants
As of both June 30, 2021 and December 31, 2020, we have recorded $1,025,000 related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion. As of June 30, 2021 and December 31, 2020, the carrying value of such warrants is a reasonable estimate of fair value.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$77,543,000	$93,480,000	$75,851,000	$94,033,000
Financial Liabilities:
Mortgage loans payable	$917,121,000	$918,772,000	$810,478,000	$830,049,000
Lines of credit and term loan	$832,497,000	$837,369,000	$836,770,000	$847,048,000
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
The components of income or loss before taxes for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$(7,387,000)	$20,984,000	$(23,419,000)	$10,131,000
Foreign	(79,000)	(78,000)	(157,000)	(219,000)
(Loss) income before income taxes	$(7,466,000)	$20,906,000	$(23,576,000)	$9,912,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of income tax benefit or expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal deferred	$(2,684,000)	$160,000	$(6,737,000)	$(427,000)
State deferred	(575,000)	20,000	(1,371,000)	(46,000)
State current	330,000	—	330,000	—
Federal current	—	—	—	(38,000)
Foreign current	165,000	118,000	328,000	275,000
Valuation allowances	3,259,000	(179,000)	8,108,000	(2,856,000)
Total income tax expense (benefit)	$495,000	$119,000	$658,000	$(3,092,000)
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2021 and December 31, 2020, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2021 and December 31, 2020, our valuation allowance substantially reserves the net deferred tax assets due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2021 and 2020, we recognized $29,271,000 and $28,799,000, respectively, of revenues related to operating lease payments, of which $5,304,000 and $4,442,000, respectively, was for variable lease payments. For the six months ended June 30, 2021 and 2020, we recognized $57,938,000 and $57,622,000, respectively, of revenues related to operating lease payments, of which $9,654,000 and $8,892,000, respectively, was for variable lease payments. As of June 30, 2021, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2021	$45,420,000
2022	86,558,000
2023	80,757,000
2024	75,043,000
2025	66,955,000
Thereafter	439,613,000
Total	$794,346,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2090, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of June 30, 2021, we had future lease payments of $44,307,000 for operating leases that had not yet commenced. Such operating leases will commence between fiscal year 2021 and 2022 with lease terms of up to 15 years.
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
The components of lease costs were as follows:

		Three Months Ended June 30,
Lease Cost	Classification	2021	2020
Operating lease cost(1)	Property operating expenses and rental expenses	$5,498,000	$8,245,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	381,000	510,000
Interest on lease liabilities	Interest expense	74,000	162,000
Sublease income	Resident fees and services revenue	(6,000)	—
Total lease cost		$5,947,000	$8,917,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Six Months Ended June 30,
Lease Cost	Classification	2021	2020
Operating lease cost(1)	Property operating expenses and rental expenses	$11,835,000	$16,439,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	793,000	1,045,000
Interest on lease liabilities	Interest expense	192,000	331,000
Sublease income	Resident fees and services revenue	(6,000)	—
Total lease cost		$12,814,000	$17,815,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to leases for the periods presented below was as follows:

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	14.5	13.3
Finance leases	3.7	1.3
Weighted average discount rate
Operating leases	5.63%	5.77%
Finance leases	7.29%	5.62%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to finance leases	$192,000	$331,000
Financing cash outflows related to finance leases	$117,000	$933,000
Leased assets obtained in exchange for finance lease liabilities	$136,000	$66,000
Right-of-use assets obtained in exchange for operating lease liabilities	$105,000	$12,875,000
Operating Leases
As of June 30, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2021	$8,699,000
2022	16,876,000
2023	16,836,000
2024	15,834,000
2025	15,472,000
Thereafter	132,307,000
Total undiscounted operating lease payments	206,024,000
Less: interest	71,357,000
Present value of operating lease liabilities	$134,667,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Finance Leases
As of June 30, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2021	$54,000
2022	56,000
2023	49,000
2024	34,000
2025	31,000
Thereafter	—
Total undiscounted finance lease payments	224,000
Less: interest	28,000
Present value of finance lease liabilities	$196,000
18. Segment Reporting
As of June 30, 2021, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and six months ended June 30, 2021 and 2020 was as follows:

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended June 30, 2021
Revenues and grant income:
Resident fees and services	$255,815,000	$20,537,000	$—	$—	$—	$—	$276,352,000
Real estate revenue	—	—	20,635,000	3,606,000	3,661,000	2,740,000	30,642,000
Grant income	898,000	201,000	—	—	—	—	1,099,000
Total revenues and grant income	256,713,000	20,738,000	20,635,000	3,606,000	3,661,000	2,740,000	308,093,000
Expenses:
Property operating expenses	232,991,000	17,435,000	—	—	—	—	250,426,000
Rental expenses	—	—	7,588,000	30,000	375,000	126,000	8,119,000
Segment net operating income	$23,722,000	$3,303,000	$13,047,000	$3,576,000	$3,286,000	$2,614,000	$49,548,000
Expenses:
General and administrative							$7,343,000
Business acquisition expenses							2,750,000
Depreciation and amortization							26,357,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(18,490,000)
Gain in fair value of derivative financial instruments							1,775,000
Loss on disposition of real estate investment							(42,000)
Impairment of real estate investment							(3,335,000)
Loss from unconsolidated entities							(901,000)
Foreign currency gain							238,000
Other income							191,000
Total net other expense							(20,564,000)
Loss before income taxes							(7,466,000)
Income tax expense							(495,000)
Net loss							$(7,961,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended June 30, 2020
Revenues and grant income:
Resident fees and services	$232,832,000	$21,785,000	$—	$—	$—	$—	$254,617,000
Real estate revenue	—	—	19,580,000	3,387,000	4,376,000	2,770,000	30,113,000
Grant income	29,990,000	—	—	—	—	—	29,990,000
Total revenues and grant income	262,822,000	21,785,000	19,580,000	3,387,000	4,376,000	2,770,000	314,720,000
Expenses:
Property operating expenses	218,535,000	15,656,000	—	—	—	—	234,191,000
Rental expenses	—	—	7,594,000	22,000	420,000	111,000	8,147,000
Segment net operating income	$44,287,000	$6,129,000	$11,986,000	$3,365,000	$3,956,000	$2,659,000	$72,382,000
Expenses:
General and administrative							$7,781,000
Business acquisition expenses							19,000
Depreciation and amortization							24,572,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(17,652,000)
Gain in fair value of derivative financial instruments							749,000
Impairment of real estate investments							(3,233,000)
Income from unconsolidated entities							694,000
Foreign currency loss							(183,000)
Other income							521,000
Total net other expense							(19,104,000)
Income before income taxes							20,906,000
Income tax expense							(119,000)
Net income							$20,787,000

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Six Months Ended June 30, 2021
Revenues and grant income:
Resident fees and services	$489,041,000	$40,337,000	$—	$—	$—	$—	$529,378,000
Real estate revenue	—	—	40,658,000	7,176,000	7,328,000	5,503,000	60,665,000
Grant income	9,127,000	201,000	—	—	—	—	9,328,000
Total revenues and grant income	498,168,000	40,538,000	40,658,000	7,176,000	7,328,000	5,503,000	599,371,000
Expenses:
Property operating expenses	461,630,000	33,938,000	—	—	—	—	495,568,000
Rental expenses	—	—	15,125,000	45,000	744,000	260,000	16,174,000
Segment net operating income	$36,538,000	$6,600,000	$25,533,000	$7,131,000	$6,584,000	$5,243,000	$87,629,000
Expenses:
General and administrative							$14,600,000
Business acquisition expenses							3,998,000
Depreciation and amortization							52,080,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(38,855,000)
Gain in fair value of derivative financial instruments							3,596,000
Loss on dispositions of real estate investments							(377,000)
Impairment of real estate investment							(3,335,000)
Loss from unconsolidated entities							(2,672,000)
Foreign currency gain							653,000
Other income							463,000
Total net other expense							(40,527,000)
Loss before income taxes							(23,576,000)
Income tax expense							(658,000)
Net loss							$(24,234,000)

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	Senior Housing — RIDEA	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Six Months Ended June 30, 2020
Revenues and grant income:
Resident fees and services	$500,626,000	$43,917,000	$—	$—	$—	$—	$544,543,000
Real estate revenue	—	—	39,178,000	6,793,000	8,739,000	5,521,000	60,231,000
Grant income	29,990,000	—	—	—	—	—	29,990,000
Total revenues and grant income	530,616,000	43,917,000	39,178,000	6,793,000	8,739,000	5,521,000	634,764,000
Expenses:
Property operating expenses	458,133,000	31,798,000	—	—	—	—	489,931,000
Rental expenses	—	—	15,232,000	43,000	826,000	216,000	16,317,000
Segment net operating income	$72,483,000	$12,119,000	$23,946,000	$6,750,000	$7,913,000	$5,305,000	$128,516,000
Expenses:
General and administrative							$14,355,000
Business acquisition expenses							253,000
Depreciation and amortization							49,659,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(36,186,000)
Loss in fair value of derivative financial instruments							(7,434,000)
Impairment of real estate investments							(8,335,000)
Loss from unconsolidated entities							(210,000)
Foreign currency loss							(3,248,000)
Other income							1,076,000
Total net other expense							(54,337,000)
Income before income taxes							9,912,000
Income tax benefit							3,092,000
Net income							$13,004,000
Total assets by reportable segment as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Integrated senior health campuses	$1,868,381,000	$1,886,878,000
Medical office buildings	610,127,000	610,653,000
Senior housing — RIDEA	343,409,000	348,987,000
Senior housing	155,259,000	152,406,000
Skilled nursing facilities	113,290,000	115,941,000
Hospitals	107,363,000	109,663,000
Other	10,945,000	10,409,000
Total assets	$3,208,774,000	$3,234,937,000
As of both June 30, 2021 and December 31, 2020, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our portfolio of properties and other investments are located in the United States, Isle of Man and the UK. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and grant income:
United States	$306,786,000	$313,560,000	$596,772,000	$632,406,000
International	1,307,000	1,160,000	2,599,000	2,358,000
	$308,093,000	$314,720,000	$599,371,000	$634,764,000
The following is a summary of real estate investments, net by geographic regions as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Real estate investments, net:
United States	$2,346,456,000	$2,279,257,000
International	50,636,000	50,743,000
	$2,397,092,000	$2,330,000,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, accounts and other receivables and restricted cash. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2021, properties in two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Indiana and Texas accounted for 38.2% and 10.6%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2021, our six reportable business segments, integrated senior health campuses, medical office buildings, senior housing — RIDEA, skilled nursing facilities, hospitals and senior housing, accounted for 40.3%, 33.6%, 10.4%, 6.9%, 5.1% and 3.7%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of June 30, 2021, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our senior housing — RIDEA facilities and integrated senior health campuses operations as of June 30, 2021.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,000 and $2,000, respectively, for the three months ended June 30, 2021 and 2020 and $1,000 and $9,000, respectively, for the six months ended June 30, 2021 and 2020. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2021 and 2020, there were 27,000 and 46,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both June 30, 2021 and 2020, there were 222 redeemable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Subsequent Events
Registration Statement on Form S-4
In connection with the Merger, on July 16, 2021, GAHR IV filed with the SEC a registration statement on Form S-4 (File No. 333-257974), or the Form S-4, that contains a joint proxy statement/prospectus for purposes of the Securities Act with respect to the approval of the Merger and other ancillary agreements in connection therewith by our stockholders and GAHR IV’s stockholders, as well as the issuance of up to 179,658,356 shares of GAHR IV Class I common stock to our stockholders in exchange for shares of our common stock pursuant to the Merger Agreement. The Form S-4 was declared effective by the SEC on July 30, 2021.
Distributions Declared
Our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2021 and ending on August 31, 2021. The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000547945 per share of our common stock, which is equal to an annualized distribution of $0.20 per share. The distributions will be aggregated and paid in cash on a monthly basis, in August and September 2021, only from legally available funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, except where otherwise noted. Capitalized terms related to a proposed merger with Griffin-American Healthcare REIT IV, Inc., or GAHR IV, and the AHI Acquisition are defined and further discussed below in the “Factors Which May Influence Results of Operations — Proposed Merger with GAHR IV and — Proposed AHI Acquisition” sections.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 25, 2021. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2021 and December 31, 2020, together with our results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical factual statements are “forward-looking statements.” Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; the risk that the Merger will not be consummated within the expected time period, or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the inability of GAHR IV or us to obtain the approval of the Merger from its or our stockholders or the failure to satisfy the other conditions to completion of the Merger; our inability to consummate the AHI Acquisition; risks related to disruption of management’s attention from the ongoing business operations due to the Merger; uncertainty from the expected discontinuance of the London Inter-Bank Offer Rate, or LIBOR, and the transition to any other interest rate benchmark; competition in the real estate industry; changes in accounting principles generally accepted in the United States, or GAAP, policies or guidelines applicable to REITs; the success of our investment strategy; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
Griffin-American Healthcare REIT III, Inc., a Maryland corporation, invests in a diversified portfolio of healthcare real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2014, and we intend to continue to qualify to be taxed as a REIT.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 DRIP Offering. On May 29, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally and on our business operations, our board of directors, or our board, authorized the suspension of the Amended and Restated DRIP until such time, if any, as our board authorizes the reinstatement of such plan. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As of June 30, 2021, a total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the Initial DRIP portion of our initial offering, the 2015 DRIP Offering and the 2019 DRIP Offering as our DRIP Offerings. See the “Liquidity and Capital Resources” section below for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT III Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT III Advisor, LLC, or our advisor, pursuant to an advisory agreement between us, our operating partnership and our advisor that was effective as of February 26, 2014 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The advisory agreement, as amended to clarify certain indemnification provisions and last renewed on February 22, 2021, or the Advisory Agreement, expires on February 26, 2022. On June 23, 2021, we, our operating partnership and our advisor entered into a Mutual Consent Regarding Waiver of Subordination of Asset Management Fees, or the Mutual Consent, pursuant to which, for the period from the date of the Mutual Consent until the earlier to occur of (i) the closing of the Merger, or (ii) the termination of the Merger Agreement, the parties waived the requirement that the asset management fee accrues until our stockholders have received distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of their invested capital.
Our advisor uses its best efforts, subject to the oversight, review and approval of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG), or Digital Bridge (formerly known as Colony Capital, Inc.), and 7.8% owned by James F. Flaherty III, a former partner of Digital Bridge. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, the dealer manager for our initial offering, Digital Bridge, or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
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
We currently operate through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses. As of June 30, 2021, we owned and/or operated 96 properties, comprising 100 buildings, and 120 integrated senior health campuses including completed development projects, or approximately 14,206,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $3,194,824,000. In addition, as of June 30, 2021, we also owned a real estate-related investment purchased for $60,429,000.

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
Acquisitions and Dispositions in 2021
For a discussion of our acquisitions and dispositions of investments in 2021, see Note 2, Summary of Significant Accounting Policies, and Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
Other than a proposed merger with GAHR IV, the AHI Acquisition and the effects of the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. In addition, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.
Proposed Merger with GAHR IV
In October 2020, our board established a special committee of our board, or our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. On June 23, 2021, we, our operating partnership, and GAHR IV, its subsidiary Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership, or GAHR IV Operating Partnership, and Continental Merger Sub, LLC, a Maryland limited liability company and a newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, (i) we will be merged with and into Merger Sub, with Merger Sub being the surviving company, or the REIT Merger, and (ii) GAHR IV Operating Partnership will be merged with and into our operating partnership, with our operating partnership being the surviving partnership and being renamed “American Healthcare REIT Holdings, LP”, or the Partnership Merger, and, together with the REIT Merger, the Merger.
At the effective time of the REIT Merger, each issued and outstanding share of our common stock, $0.01 par value per share, will be converted into the right to receive 0.9266 of a share of GAHR IV’s Class I common stock, $0.01 par value per share, or the Merger Exchange Ratio. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in our operating partnership, or GAHR III OP Units, outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership of the surviving partnership and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class. Following the Merger, GAHR IV (as combined with our company, or the Combined Company) will be named "American Healthcare REIT, Inc." The REIT Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Code. Based on data as of June 30, 2021, the Combined Company after the completion of the Merger would have a healthcare real estate portfolio consisting of 312 buildings and campuses in 36 states (as well as the United Kingdom and Isle of Man). On a pro forma basis, the Combined Company portfolio would have a leased percentage rate as of June 30, 2021 of approximately 93.7% for its leased, non-RIDEA assets, 72.8% for its senior housing-RIDEA assets and 76.0% for its integrated senior health campuses.

The Merger Agreement may be terminated by either us or GAHR IV under certain circumstances, including but not limited to (in each case, with the prior approval of the special committee of the respective board of directors) (i) if the REIT Merger has not been consummated on or before 11:59 p.m. New York time on March 23, 2022; (ii) if the approval of the Merger by our stockholders or the stockholders of GAHR IV is not obtained; or (iii) upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied. The consummation of the Merger is subject to substantial conditions to closing and is not expected to close until the fourth quarter of 2021; therefore, our accompanying condensed consolidated financial statements do not include the Merger.
If the Merger Agreement is terminated in connection with GAHR IV’s acceptance of a Superior Proposal, as defined in the Merger Agreement, or due to GAHR IV making a GAHR IV Adverse Recommendation Change, as defined in the Merger Agreement, then GAHR IV must pay us a termination fee of $23,028,000 and reimburse up to $4,000,000 of documented expenses incurred by us in connection with the Merger. If the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or due to us making a GAHR III Adverse Recommendation Change, as defined in the Merger Agreement, then we must pay GAHR IV a termination fee of $50,654,000 and reimburse up to $4,000,000 of documented expenses incurred by GAHR IV in connection with the Merger. Furthermore, pursuant to the Contribution Agreement, which is described in the “Proposed AHI Acquisition” section below, if our stockholders do not approve the Merger, then our advisor will reimburse us for our costs associated with the transactions contemplated by the Merger Agreement, prior to the consummation of the transactions contemplated by the Contribution Agreement.
The parties to the Merger Agreement have agreed to certain limits on the conduct of their businesses between the signing of the Merger Agreement and the closing of the Merger. Generally, transactions that are not in the ordinary course of business require the consent of the other party.
Proposed AHI Acquisition
Additionally, on June 23, 2021, we, our operating partnership, our co-sponsors, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, our Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and Chief Operating Officer, and Mathieu B. Streiff, our Executive Vice President, General Counsel, entered into a Contribution Agreement, or the Contribution Agreement. Pursuant to the Contribution Agreement, our operating partnership will acquire a newly formed entity, or the AHI Acquisition, that will own substantially all of the business and operations of one of our co-sponsors, American Healthcare Investors, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, a subsidiary of American Healthcare Investors that serves as the external advisor of GAHR IV, and (ii) our advisor, such that we will become self-managed and we will indirectly manage GAHR IV if the Merger does not occur. Furthermore, our operating partnership intends to employ all of American Healthcare Investors’ workforce and we intend to issue 344,432 restricted shares of our common stock within 30 days of the consummation of the AHI Acquisition, or if the Merger occurs prior to that date, GAHR IV will issue 319,149 restricted shares of its Class I common stock to current employees of American Healthcare Investors other than Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff. Each issuance will be determined in the sole discretion of the applicable board of directors or duly authorized committee thereof.
As consideration for the AHI Acquisition, our operating partnership will issue GAHR III OP Units to Griffin-American Strategic Holdings, LLC, a Delaware limited liability company that will be a wholly owned subsidiary of our co-sponsors. Subject to working capital and other customary adjustments, the total approximate value of the GAHR III OP Units at the time of consummation of the transactions contemplated by the Contribution Agreement will be approximately $134,689,000, such that we anticipate issuing approximately 15,463,683 GAHR III OP Units. The GAHR III OP Units to be issued in the AHI Acquisition will be subject to certain limitations on redemption and transfer.
The Contribution Agreement may be terminated by either us (acting through the special committee of our board) or our co-sponsors under certain circumstances, including but not limited to, if (i) the AHI Acquisition has not been consummated on or before March 23, 2022; or (ii) there is an uncured breach of the representations, warranties, covenants or obligations by the other that would cause the closing conditions in the Contribution Agreement not to be satisfied. In addition, the co-sponsors may terminate the Contribution Agreement if we, without the consent of the co-sponsors, agree to reduce the Merger Exchange Ratio without fully compensating the co-sponsors for that reduction. There is no termination fee payable by either party in connection with a termination of the Contribution Agreement. The parties have agreed to limits on the conduct of their businesses between the signing of the Contribution Agreement and the closing of the AHI Acquisition. Generally, transactions that are not in the ordinary course of business require the consent of the other party.
The AHI Acquisition is expected to close immediately prior to the consummation of the Merger. However, the consummation of the AHI Acquisition is subject to substantial conditions to closing; therefore, our accompanying condensed consolidated financial statements do not include the AHI Acquisition. Following the consummation of the Merger, assuming the AHI Acquisition is consummated, the Combined Company will be an entirely self-managed company. The Merger is not subject to the consummation of the AHI Acquisition, such that the Merger may occur even if the AHI Acquisition does not. The parties to the Contribution Agreement also may elect to proceed with the AHI Acquisition even if the Merger is not consummated. In the event that the AHI acquisition closes but the Merger does not, our newly self-managed company would recognize a significant increase in general and administrative expenses primarily due to labor costs from the employment of American Healthcare Investors’ workforce, as well as recognize service fees revenue earned for providing advisory services to GAHR IV.
See our Current Report on Form 8-K filed with the SEC on June 24, 2021 for additional information regarding the Merger and the AHI Acquisition.
Ongoing Impact of the COVID-19 Pandemic
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. As the COVID-19 pandemic is still impacting the healthcare system to a degree, it continues to present challenges for us as an owner and operator of healthcare facilities. Since its outset, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, making it difficult to ascertain the long-term impact it will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement and maintain aggressive protocols at such facilities, as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic. We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning the impact of COVID-19 into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
We have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic, including the temporary suspension of distribution payments from June 2020 through May 2021 and the suspension of the Amended and Restated DRIP and our share repurchase plan for all stockholders. See the “Distributions” section below for a further discussion regarding our distribution policy and Note 13, Equity, to our accompanying condensed consolidated financial statements, for a further discussion regarding our share repurchase plan. We believe that the long-term stability of our portfolio of investments will return once the virus has been controlled. Each type of real estate asset we own has been impacted by the COVID-19 pandemic to varying degrees. In states where lockdown orders have been lifted or modified, the downward trends in our portfolio appear to have somewhat moderated.
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
The COVID-19 pandemic has resulted in a significant decline in the resident occupancies of our senior housing — RIDEA facilities and integrated senior health campuses and an increase in COVID-19 related operating expenses; therefore, our immediate focus at such properties continues to be on resident occupancy recovery and operating expense management. During the first two quarters of 2021, we began to experience modest growth in resident occupancies in both these segments; however, we anticipate resident occupancy recovery to be slow. Based on information available to management as of July 31, 2021, resident occupancy in both these segments have declined by approximately 19.8% from February through December 2020; however, resident occupancy at such segments has increased by approximately 15.5% since December 2020. Since March 2020, our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar occupancy declines and expense increases, which have impacted, and may continue to impact, their ability to pay rent and have an adverse effect on our operations. In addition, since the fourth quarter of 2020, COVID-19 vaccines were made available to certain parts of the population, which we believe will be important to a rebound in our resident occupancy levels over time. As of August 1, 2021, based on information provided by our operators, the majority of our residents have been fully vaccinated.

The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. Despite improving macroeconomic conditions and the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, such as those recently experienced in Europe and the United States, may cause people to self-quarantine or governments to shut down nonessential businesses again. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We believe that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits, move-ins into senior housing facilities and elective procedures that rely on skilled nursing for rehabilitation, which will eventually drive skilled nursing occupancies higher; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 pandemic levels. The medical community understands COVID-19 far better today than it did just a few months ago, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19 and its variants, such as the widespread availability and use of effective vaccines, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities and integrated senior health campuses, as of June 30, 2021, our properties were 92.0% leased and during the remainder of 2021, 6.1% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2021, our remaining weighted average lease term was 6.9 years, excluding our senior housing — RIDEA facilities and integrated senior health campuses.
Our combined senior housing — RIDEA facilities and integrated senior health campuses were 74.1% and 71.1% leased for the three and six months ended June 30, 2021, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2021 and 2020
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future based on ongoing property expansions and developments as well as fixed annual rent escalations on our portfolio of leased properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2021, we operated through six reportable business segments: medical office buildings, hospitals, skilled nursing facilities, senior housing, senior housing — RIDEA and integrated senior health campuses.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of June 30, 2021, we have collected substantially all of the contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. In addition, substantially all of the contractual rent through June 2021 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent.

Except where otherwise noted, the changes in our consolidated results of operations for 2021 as compared to 2020 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received, as well as the development and expansion of our portfolio of integrated senior health campuses and costs incurred to facilitate a strategic transition. As of June 30, 2021 and 2020, we owned and/or operated the following types of properties:

	June 30,
	2021			2020
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	120	$1,754,233,000	(1)	119	$1,548,593,000	(1)
Medical office buildings	63	657,885,000	89.3%	64	664,135,000	87.9%
Senior housing — RIDEA	20	433,891,000	(2)	20	433,891,000	(2)
Senior housing	9	89,535,000	100%	9	89,535,000	100%
Skilled nursing facilities	6	119,500,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	220	$3,194,824,000	92.0%	221	$3,003,934,000	91.0%
___________
(1)For the three months ended June 30, 2021 and 2020, the leased percentage for the resident units of our integrated senior health campuses was 74.5% and 76.6%, respectively. For the six months ended June 30, 2021 and 2020, the leased percentage for the resident units of our integrated senior health campuses was 71.1% and 80.0%, respectively.
(2)For the three months ended June 30, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 71.9% and 76.3%, respectively. For the six months ended June 30, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 71.0% and 76.9%, respectively.
(3)Leased percentage excludes our senior housing — RIDEA facilities and integrated senior health campuses.
Revenues and Grant Income
The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at current rental rates. Revenues and grant income by reportable segment consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Resident Fees and Services Revenue
Integrated senior health campuses	$255,815,000	$232,832,000	$489,041,000	$500,626,000
Senior housing — RIDEA	20,537,000	21,785,000	40,337,000	43,917,000
Total resident fees and services revenue	276,352,000	254,617,000	529,378,000	544,543,000
Real Estate Revenue
Medical office buildings	20,635,000	19,580,000	40,658,000	39,178,000
Skilled nursing facilities	3,661,000	4,376,000	7,328,000	8,739,000
Senior housing	3,606,000	3,387,000	7,176,000	6,793,000
Hospitals	2,740,000	2,770,000	5,503,000	5,521,000
Total real estate revenue	30,642,000	30,113,000	60,665,000	60,231,000
Grant Income
Integrated senior health campuses	898,000	29,990,000	9,127,000	29,990,000
Senior housing — RIDEA	201,000	—	201,000	—
Total grant income	1,099,000	29,990,000	9,328,000	29,990,000
Total revenues and grant income	$308,093,000	$314,720,000	$599,371,000	$634,764,000

For the three and six months ended June 30, 2021 and 2020, resident fees and services primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services. For the three and six months ended June 30, 2021 and 2020, real estate revenue primarily consisted of base rent and expense recoveries. The $21,735,000 increase in resident fees and services revenue for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributable to higher reimbursement rates from both Medicare and Medicaid programs for our integrated senior health campuses. The $15,165,000 decline in resident fees and services revenue for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to the impact of the COVID-19 pandemic on the operations of our integrated senior health campuses, which resulted in a decline in resident occupancy at such campuses of 7.4% between February 2020 and June 2021. However, for the three and six months ended June 30, 2021, we recognized $1,099,000 and $9,328,000, respectively, of grant income at our integrated senior health campuses related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, economic stimulus programs. An additional $213,000 of such government grants were received by our integrated senior health campuses as of June 30, 2021, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and we anticipate to recognize as grant income during the remainder of 2021.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Property Operating Expenses
Integrated senior health campuses	$232,991,000	90.8%	$218,535,000	83.1%	$461,630,000	92.7%	$458,133,000	86.3%
Senior housing — RIDEA	17,435,000	84.1%	15,656,000	71.9%	33,938,000	83.7%	31,798,000	72.4%
Total property operating expenses	$250,426,000	90.3%	$234,191,000	82.3%	$495,568,000	92.0%	$489,931,000	85.3%

Rental Expenses
Medical office buildings	$7,588,000	36.8%	$7,594,000	38.8%	$15,125,000	37.2%	$15,232,000	38.9%
Skilled nursing facilities	375,000	10.2%	420,000	9.6%	744,000	10.2%	826,000	9.5%
Hospitals	126,000	4.6%	111,000	4.0%	260,000	4.7%	216,000	3.9%
Senior housing	30,000	0.8%	22,000	0.6%	45,000	0.6%	43,000	0.6%
Total rental expenses	$8,119,000	26.5%	$8,147,000	27.1%	$16,174,000	26.7%	$16,317,000	27.1%
Integrated senior health campuses and senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased, non-RIDEA senior housing and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. Property operating expenses for our integrated senior health campuses increased for the three and six months ended June 30, 2021 primarily due to substantially higher expenses for medical supplies and labor costs as a result of the COVID-19 pandemic as compared to the same periods last year. As a percentage of resident fees and services revenue and grant income, operating expenses for our integrated senior health campuses has significantly increased, which lowered the gross margin of such operating segment.

General and administrative consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset management and property management oversight fees — affiliates	$5,723,000	$5,768,000	$11,401,000	$10,873,000
Professional and legal fees	721,000	929,000	1,465,000	1,400,000
Transfer agent services	270,000	305,000	582,000	630,000
Franchise taxes	181,000	60,000	251,000	146,000
Bank charges	166,000	164,000	333,000	278,000
Directors’ and officers’ liability insurance	116,000	83,000	231,000	165,000
Board of directors fees	73,000	77,000	154,000	154,000
Postage and delivery	29,000	117,000	77,000	162,000
Restricted stock compensation	26,000	57,000	53,000	100,000
Stock compensation expense	—	195,000	(14,000)	390,000
Other	38,000	26,000	67,000	57,000
Total	$7,343,000	$7,781,000	$14,600,000	$14,355,000
The increase in general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to an increase in asset management and property management oversight fees as a result of an increase in our average invested assets through developments and the acquisition of previously leased properties, as well as capital expenditures, since June 30, 2020.
Business Acquisition Expenses
For the three months ended June 30, 2021 and 2020, we recorded business acquisition expense of $2,750,000 and $19,000, respectively, and for the six months ended June 30, 2021 and 2020, we recorded business acquisition expenses of $3,998,000 and $253,000, respectively. The increase in such expenses primarily related to $2,711,000 and $3,956,000 in third-party advisory costs and fees to our special committee related to the Merger and the AHI Acquisition incurred for the three and six months ended June 30, 2021, respectively.
Depreciation and Amortization
For the three months ended June 30, 2021 and 2020, depreciation and amortization was $26,357,000 and $24,572,000, respectively, which primarily consisted of depreciation on our operating properties of $24,663,000 and $22,518,000, respectively, and amortization on our identified intangible assets of $1,244,000 and $1,670,000, respectively.
For the six months ended June 30, 2021 and 2020, depreciation and amortization was $52,080,000 and $49,659,000, respectively, which primarily consisted of depreciation on our operating properties of $48,853,000 and $45,260,000, respectively, and amortization of our identified intangible assets of $2,357,000 and $3,664,000, respectively.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense:
Lines of credit and term loan and derivative financial instruments	$7,880,000	$7,828,000	$15,474,000	$16,261,000
Mortgage loans payable	8,715,000	8,120,000	17,300,000	16,458,000
Amortization of deferred financing costs:
Lines of credit and term loan	1,075,000	773,000	2,150,000	1,533,000
Mortgage loans payable	380,000	341,000	719,000	636,000
Amortization of debt discount/premium, net	202,000	207,000	405,000	415,000
(Gain) loss in fair value of derivative financial instruments	(1,775,000)	(749,000)	(3,596,000)	7,434,000
Loss on debt extinguishment	5,000	—	2,293,000	—
Interest on finance lease liabilities	74,000	162,000	192,000	331,000
Interest expense on financing obligations and other liabilities	159,000	221,000	322,000	552,000
Total	$16,715,000	$16,903,000	$35,259,000	$43,620,000
The decrease in total interest expense for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily related to a change to a gain in fair value recognized on our derivative financial instruments from a loss in fair value recognized on our derivative financial instruments, respectively, as such instruments approach maturity in January 2022. Such decrease in interest expense was partially offset by the $2,293,000 loss we recognized on the extinguishment of 10 mortgage loans payable that we refinanced on January 29, 2021. See Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements for a further discussion of such loss on debt extinguishment.
Impairment of Real Estate Investments
For the three and six months ended June 30, 2021, we recognized an impairment charge of $3,335,000 on a medical office building, Mount Dora Medical Center. For the three months ended June 30, 2020, we recognized an impairment charge of $1,905,000 on one medical office building within Mount Olympia MOB Portfolio and $1,328,000 on one integrated senior health campus within Trilogy Investors, LLC, or Trilogy. In addition, for the six months ended June 30, 2020, we recognized an impairment charge of $3,711,000 on one skilled nursing facility within Fox Grape SNF Portfolio and $1,391,000 on one integrated senior health campus within Trilogy. See Note 2, Summary of Significant Accounting Policies — Impairment of Long-Lived Assets, and Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, to our accompanying condensed consolidated financial statements for a further discussion.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for the payment of operating expenses, capital improvement expenditures, acquisition and development of real estate investments, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $27,724,000 to pay interest on our outstanding indebtedness for the remainder of 2021, based on interest rates in effect as of June 30, 2021, and that we will require $27,199,000 to pay principal on our outstanding indebtedness for the remainder of 2021. One of our lines of credit and term loan with an aggregate principal balance of $560,500,000 as of June 30, 2021 are scheduled to mature on January 25, 2022; however, we have the ability and intend to pursue a new credit facility or, alternatively, satisfy certain conditions pursuant to the related credit agreement and pay the required fee in order to exercise our option to extend the maturity date of such credit facility for one year. We also require resources to make certain payments to our advisor and its affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 14, Related Party Transactions of our 2020 Annual Report on Form 10-K, as filed with the SEC on March 25, 2021, for a summary of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met primarily from operations or borrowings, if needed. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases, as well as acquire and/or develop real estate investments, is a function of our current cash position, our borrowing capacity on our lines of credit, as well as any future indebtedness that we may incur. In connection with the Merger, we are subject to certain limitations on borrowing between the signing of the Merger Agreement and the closing of the Merger. Generally, borrowing transactions require consent of the other party, unless such borrowing made by us (i) is in connection with existing debt facilities; (ii) in the aggregate does not exceed $1,000,000; (iii) are completed for the purpose of refinancing existing indebtedness; or (iv) was previously disclosed upon execution of the Merger Agreement.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board began to take steps in March 2020 to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects, such as the temporary suspension of all stockholder distributions and our share repurchase plan. See Note 13, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements and the “Distributions” section below for a further discussion. On April 22, 2021, our board reinstated distributions by authorizing daily distributions to stockholders of record for the month of June 2021, at an annualized rate of $0.20 per share, to be paid in cash, in July 2021. Subsequently, our board authorized a daily distribution to stockholders of record for the month of July and August 2021, at an annualized rate of $0.20 per share, to be paid in cash, in August 2021 and September 2021, respectively. Our board will continue to assess our distribution policy in light of our operations and future capital needs and shall determine if and when it is in the best interest of our company and our stockholders to continue to authorize distributions, if any, or to reinstate the Amended and Restated DRIP or our share repurchase plan.
As of June 30, 2021, our cash on hand was $76,659,000 and we had $152,766,000 available on our lines of credit. We believe that such funds and available lines of credit will be sufficient to satisfy our cash requirements for the foreseeable future.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings, or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2021, we had $15,391,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we own as of June 30, 2021, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $41,660,000 for the remaining six months of 2021.
Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash — beginning of period	$152,190,000	$89,880,000
Net cash provided by operating activities	3,579,000	148,867,000
Net cash used in investing activities	(124,165,000)	(67,932,000)
Net cash provided by financing activities	86,471,000	984,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(27,000)	(118,000)
Cash, cash equivalents and restricted cash — end of period	$118,048,000	$171,681,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2021 and 2020, cash flows provided by operating activities primarily related to the cash flows provided by our property operations and grant income, partially offset by the payment of general and administrative expenses, business acquisition expenses and interest interest payments on our outstanding indebtedness. See the “Results of Operations” section above for a further discussion. In general, cash flows from operating activities will be affected by the timing of cash receipts and payments.

Investing Activities
For the six months ended June 30, 2021, cash flows used in investing activities primarily related to acquisitions of six previously leased real estate investments in the amount of $78,358,000 and developments and capital expenditures of $46,177,000, partially offset by $1,400,000 of proceeds from the dispositions of one skilled nursing facility and one integrated senior health campus. For the six months ended June 30, 2020, cash flows used in investing activities primarily related to developments and capital expenditures of $65,083,000 and our acquisition of a land parcel in the amount of $1,478,000. In general, cash flows used in investing activities will be affected by the timing of capital expenditures and development projects and the number of acquisitions and dispositions we complete in future years as compared to prior years.
Financing Activities
For the six months ended June 30, 2021, cash flows provided by financing activities primarily related to new borrowings under mortgage loans payable of $111,442,000 that were utilized to finance the acquisition and development of real estate investments. Such cash provided by financing activities was partially offset by payments on financing obligations of $9,609,000, scheduled payments on mortgage loans payable of $7,215,000 and net payments on our lines of credit in the amount of $6,400,000. In addition, for the six months ended June 30, 2021, we refinanced 10 mortgage loans payable with an aggregate principal balance of $101,734,000, which is reflected in borrowings under mortgage loans payable and early payoff of mortgage loans payable in our condensed consolidated statements of cash flows. For the six months ended June 30, 2020, cash flows provided by financing activities primarily related to net borrowings under our lines of credit in the amount of $27,000,000, borrowings under mortgage loans payable of $17,502,000 and the issuance of a noncontrolling interest of $11,000,000, partially offset by distributions to our common stockholders of $26,997,000, share repurchases of $17,986,000 and scheduled payments on mortgage loans payable of $6,348,000. There were no distributions paid to our common stockholders or shares repurchased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the actions taken by our board to protect our capital and maximize our liquidity in response to the impact of the COVID-19 pandemic, such as the temporary suspension of all stockholder distributions and the suspension of our share repurchase plan. See the “Distributions” section below and Note 13, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements, for a further discussion. Overall, we anticipate cash flows from financing activities to decrease in the future. However, we anticipate our indebtedness to increase as we continue to develop properties and fund any additional acquisitions of real estate and real estate-related investments.
Distributions
Prior to March 31, 2020, our board authorized, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on May 14, 2014 and ending on March 31, 2020. The distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our common stock, which was equal to an annualized distribution rate of $0.60 per share. The daily distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
In response to the COVID-19 pandemic and its effects on our business and operations, in an effort to protect our capital, maximize our liquidity and strengthen our long-term financial prospects, on March 31, 2020, our board authorized a reduced daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.000821918 per share of our common stock, which was equal to an annualized distribution rate of $0.30 per share. These daily distributions were aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears from legally available funds. Furthermore, also in response to the continued uncertainty of the COVID-19 pandemic on May 29, 2020, our board authorized the temporary suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. Our board also approved the suspension of the Amended and Restated DRIP effective upon the completion of all shares issued pursuant to the Amended and Restated DRIP with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020 until such time, if any, as our board determines to reinstate the Amended and Restated DRIP. See our Current Report on Form 8-K filed with the SEC on June 4, 2020 for more information.
On April 22, 2021, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on June 1, 2021 and ending June 30, 2021. Our board subsequently authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2021 and ending August 31, 2021. The daily distributions for June to August 2021 were or will be calculated based on 365 days in the calendar year and were or will be equal to $0.000547945 per share of our common stock, which is equal to an annualized distribution of $0.20 per share.

The amount of the distributions paid to our common stockholders was determined quarterly or monthly, as applicable, by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
We did not pay any distributions for the six months ended June 30, 2021. The distributions paid for the six months ended June 30, 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30, 2020
Distributions paid in cash	$26,997,000
Distributions reinvested	21,861,000
	$48,858,000
Sources of distributions:
Cash flows from operations	$48,858,000	100%
Proceeds from borrowings	—	—
	$48,858,000	100%
As of June 30, 2021, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
We did not pay any distributions for the six months ended June 30, 2021. The distributions paid for the six months ended June 30, 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure, were as follows:

	Six Months Ended June 30, 2020
Distributions paid in cash	$26,997,000
Distributions reinvested	21,861,000
	$48,858,000
Sources of distributions:
FFO attributable to controlling interest	$48,858,000	100%
Proceeds from borrowings	—	—
	$48,858,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, including a reconciliation of our GAAP net income (loss) to FFO, see the “Funds from Operations and Modified Funds from Operations” section below.
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 45.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2021, our aggregate borrowings were 47.2% of the combined market value of all of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 16, 2021 and June 30, 2021, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2021, we had $938,252,000 ($917,121,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2021, we had $837,234,000 outstanding and $152,766,000 remained available under our lines of credit. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2021, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. As of June 30, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.53% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable, lines of credit and term loan; (iii) ground and other lease obligations; (iv) financing obligations; and (v) finance leases as of June 30, 2021:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$7,196,000	$93,586,000	$85,534,000	$552,172,000	$738,488,000
Interest payments — fixed-rate debt	12,870,000	46,988,000	40,110,000	243,979,000	343,947,000
Principal payments — variable-rate debt	20,003,000	917,900,000	99,095,000	—	1,036,998,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2021)	14,854,000	24,636,000	920,000	—	40,410,000
Ground and other lease obligations	8,699,000	33,712,000	31,306,000	132,307,000	206,024,000
Financing obligations	2,338,000	15,474,000	1,415,000	974,000	20,201,000
Finance leases	54,000	105,000	65,000	—	224,000
Total	$66,014,000	$1,132,401,000	$258,445,000	$929,432,000	$2,386,292,000
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2021 and 2020, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
We define FFO consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that impairments are based on estimated future undiscounted cash flows. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.

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
For the the three and six months ended June 30, 2021 and 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three months ended June 30, 2021 and 2020, FFO would have been approximately $17,168,000 and $14,780,000, respectively, excluding government grants recognized. For the six months ended June 30, 2021 and 2020, FFO would have been approximately $21,626,000 and $31,009,000, respectively, excluding government grants recognized. For the three months ended June 30, 2021 and 2020, MFFO would have been approximately $17,974,000 and $13,831,000, respectively, excluding government grants recognized. For the six months ended June 30, 2021 and 2020, MFFO would have been approximately $22,681,000 and $41,379,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(7,961,000)	$20,787,000	$(24,234,000)	$13,004,000
Add:
Depreciation and amortization related to real estate — consolidated properties	26,357,000	24,572,000	52,080,000	49,659,000
Depreciation and amortization related to real estate — unconsolidated entities	762,000	764,000	1,568,000	1,508,000
Loss on dispositions of real estate investments	42,000	—	377,000	—
Impairment of real estate investments	3,335,000	3,233,000	3,335,000	8,335,000
Net loss (income) attributable to noncontrolling interests	283,000	(7,027,000)	4,709,000	(9,154,000)
Less:
Depreciation, amortization, impairments and loss on dispositions — noncontrolling interests	(4,891,000)	(4,888,000)	(9,656,000)	(9,682,000)
FFO attributable to controlling interest	$17,927,000	$37,441,000	$28,179,000	$53,670,000

Business acquisition expenses(1)	$2,750,000	$19,000	$3,998,000	$253,000
Amortization of above- and below-market leases(2)	212,000	16,000	248,000	35,000
Amortization of closing costs(3)	49,000	41,000	96,000	81,000
Change in deferred rent(4)	(148,000)	(376,000)	(482,000)	(404,000)
Loss on debt extinguishment(5)	5,000	—	2,293,000	—
(Gain) loss in fair value of derivative financial instruments(6)	(1,775,000)	(749,000)	(3,596,000)	7,434,000
Foreign currency (gain) loss(7)	(238,000)	183,000	(653,000)	3,248,000
Adjustments for unconsolidated entities(8)	148,000	238,000	319,000	554,000
Adjustments for noncontrolling interests(8)	(197,000)	(321,000)	(1,168,000)	(831,000)
MFFO attributable to controlling interest	$18,733,000	$36,492,000	$29,234,000	$64,040,000
Weighted average common shares outstanding — basic and diluted	193,858,026	194,123,913	193,857,452	194,484,214
Net (loss) income per common share — basic and diluted	$(0.04)	$0.11	$(0.13)	$0.07
FFO attributable to controlling interest per common share — basic and diluted	$0.09	$0.19	$0.15	$0.28
MFFO attributable to controlling interest per common share — basic and diluted	$0.10	$0.19	$0.15	$0.33
___________
(1)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding business acquisition expenses that have been deducted as expenses in the determination of GAAP net income or loss, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Business acquisition expenses include payments to third parties.
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
Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense.
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
For the the three and six months ended June 30, 2021 and 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic impact would have had a material adverse impact to our NOI. For the three months ended June 30, 2021 and 2020, NOI would have been approximately $48,449,000 and $42,116,000, respectively, excluding government grants recognized. For the six months ended June 30, 2021 and 2020, NOI would have been approximately $78,301,000 and $98,250,000, respectively, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(7,961,000)	$20,787,000	$(24,234,000)	$13,004,000
General and administrative	7,343,000	7,781,000	14,600,000	14,355,000
Business acquisition expenses	2,750,000	19,000	3,998,000	253,000
Depreciation and amortization	26,357,000	24,572,000	52,080,000	49,659,000
Interest expense	16,715,000	16,903,000	35,259,000	43,620,000
Loss on dispositions of real estate investments	42,000	—	377,000	—
Impairment of real estate investments	3,335,000	3,233,000	3,335,000	8,335,000
Loss (income) from unconsolidated entities	901,000	(694,000)	2,672,000	210,000
Foreign currency (gain) loss	(238,000)	183,000	(653,000)	3,248,000
Other income	(191,000)	(521,000)	(463,000)	(1,076,000)
Income tax expense (benefit)	495,000	119,000	658,000	(3,092,000)
Net operating income	$49,548,000	$72,382,000	$87,629,000	$128,516,000
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
We have entered into, and in the future may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2021, our interest rate cap and interest rate swaps are recorded in other assets, net or security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets at their fair value of $0 and $(4,281,000), respectively. We do not enter into derivative transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. In March 2021, the FCA confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.
We have variable rate debt outstanding and derivative financial instruments maturing on various dates from 2021 to 2025, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of June 30, 2021, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$93,433,000	$—	$93,433,000	$93,480,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	4.24%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$7,196,000	$63,255,000	$30,331,000	$67,208,000	$18,326,000	$552,172,000	$738,488,000	$717,254,000
Weighted average interest rate on maturing fixed-rate debt	3.52%	4.10%	4.03%	3.63%	3.55%	3.37%	3.49%	—
Variable-rate debt — principal payments	$20,003,000	$560,939,000	$356,961,000	$92,468,000	$6,627,000	$—	$1,036,998,000	$1,038,887,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2021)	2.52%	2.64%	2.89%	3.75%	2.59%	—%	2.83%	—
Debt Security Investment, Net
As of June 30, 2021, the net carrying value of our debt security investment was $77,543,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of June 30, 2021.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $938,252,000 ($917,121,000, net of discount/premium and deferred financing costs) as of June 30, 2021. As of June 30, 2021, we had 62 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum and a weighted average effective interest rate of 3.45%. In addition, as of June 30, 2021, we had $837,234,000 outstanding under our lines of credit and term loan, at a weighted average interest rate of 2.70% per annum.
As of June 30, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.53% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of June 30, 2021, we have a fixed-rate interest rate cap on one of our variable-rate mortgage loans payable and three fixed-rate interest rate swaps on our term loan; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of June 30, 2021, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loan by $2,824,000, or 4.30% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of August 16, 2021, properties located in Indiana and Texas accounted for approximately 38.2% and 10.6%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
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
Risks Related to the Merger
Failure to complete the Merger could negatively impact our future business and financial results.
If the Merger is not completed, the ongoing business of our company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•our being required, under certain circumstances in which the Merger Agreement is terminated, to pay to GAHR IV a termination fee of $50,654,000 and reimbursement of expenses incurred by GAHR IV in connection with the Merger of up to $4,000,000;
•our having to bear certain costs incurred by us relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger, including as a result of the restrictions on the operation of our and GAHR IV’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect our business and operations, the business and operations of GAHR IV, or both.
In connection with the pending Merger, some of our business partners or vendors and those of GAHR IV may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our company or GAHR IV, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we and GAHR IV may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
In certain circumstances, either we or GAHR IV may terminate the Merger Agreement.
Either we or GAHR IV may terminate the Merger Agreement if the REIT Merger has not been consummated by 11:59 p.m. New York time on March 23, 2022. Also, the Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain receipt of approvals of the GAHR IV stockholders or our stockholders. In addition, (i) at any time prior to the time GAHR IV stockholders approve the Merger and the amendments to the GAHR IV charter that are required to consummate the Merger, GAHR IV has the right to terminate the Merger Agreement in order to accept a Superior Proposal, and (ii) at any time prior to the time our stockholders approve the Merger and the amendments to our charter that are required to consummate the Merger, we have the right to terminate the Merger Agreement in order to accept a Superior Proposal. Finally, (i) at any time prior to the time our stockholders approve the Merger and the amendments to our charter that are required to consummate the Merger, GAHR IV has the right to terminate the Merger Agreement upon a GAHR III Adverse Recommendation Change, as defined in the Merger Agreement or if we have materially violated any of our obligations regarding the solicitation of and response to Competing Proposals, as defined in the Merger Agreement, and (ii) at any time prior to the time GAHR IV stockholders approve the Merger and the amendments to the GAHR IV charter that are required to consummate the Merger, we have the right to terminate the Merger Agreement upon a GAHR IV Adverse Recommendation Change, as defined in the Merger Agreement, or if GAHR IV shall have materially violated any of its obligations regarding the solicitation of and response to Competing Proposals.
We and GAHR IV each expect to incur substantial expenses related to the Merger.
We and GAHR IV each expect to incur substantial expenses in connection with completing the Merger and integrating our properties and operations. While we and GAHR IV each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.
The ownership position of our stockholders and the stockholders of GAHR IV will be diluted by the REIT Merger.
The REIT Merger will dilute the ownership percentage of our stockholders and result in GAHR IV stockholders having an ownership stake in the Combined Company that is smaller than their current stake in GAHR IV. Based on the number of shares of our common stock and GAHR IV common stock outstanding on July 9, 2021, GAHR IV stockholders, on the one hand, and our former stockholders, on the other hand, will own approximately 31.3% and 68.7%, respectively, of the issued and outstanding shares of our common stock following the REIT Merger. Consequently, each of our stockholders and each GAHR IV stockholder, as a general matter, will have less influence over the management and policies of the Combined Company following the Merger than currently exercisable over our management and policies and the management and policies of GAHR IV, as applicable.

If and when the Combined Company completes a liquidity event, the market value ascribed to the shares of common stock of the Combined Company upon the liquidity event may be significantly lower than the estimated per share NAV of GAHR IV common stock or our common stock, as applicable, considered by the board of directors of GAHR IV and our board in approving and recommending the REIT Merger.
In approving and recommending the REIT Merger, the board of directors of GAHR IV, the special committee of the board of directors of GAHR IV, our board and our special committee considered, among other things, the most recent estimated per share NAV of GAHR IV common stock and our common stock as determined by the board of directors of GAHR IV and our board, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of our common stock may not be immediately determined following the consummation of the Merger. In the event that the Combined Company completes a liquidity event after consummation of the Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated values considered by the board of directors of GAHR IV, the special committee of the board of directors of GAHR IV, our board and our special committee and the estimated per share NAV of our common stock that may be reflected on the account statements of stockholders of the Combined Company after consummation of the Merger. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the Merger, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $8.55 as of September 30, 2020.
If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger is conditioned on the receipt by us and GAHR IV of an opinion of counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then each GAHR IV stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of GAHR IV Class I common stock) received by our stockholders in the REIT Merger; and (2) such stockholder’s adjusted tax basis in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated June 23, 2021, by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP, Continental Merger Sub, LLC, Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55434) filed June 24, 2021 and incorporated herein by reference)

2.2
Contribution Agreement, dated June 23, 2021, by and among Griffin-American Healthcare REIT III, Inc., Griffin-American Healthcare REIT III Holdings, LP, Griffin Capital Company, LLC, American Healthcare Investors, LLC, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (included as Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55434) filed June 24, 2021 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Griffin-American Healthcare REIT III, Inc. dated January 15, 2014 (included as Exhibit 3.1 to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 16, 2014 and incorporated herein by reference)

3.2
Bylaws of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-186073) filed January 17, 2013 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-229427) filed January 30, 2019 and incorporated herein by reference)

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

Griffin-American Healthcare REIT III, Inc. (Registrant)

August 16, 2021	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 16, 2021	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)